Form 10QSB
period 2005-12-31
INTERNATIONAL BARRIER TECHNOLOGY INC/
filed 2006-02-14
CIK 890543

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended  December  31, 2005

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-20412

International Barrier Technology Inc.

(Name of small business issuer in its charter)

            British Columbia, Canada                             N/A

  (Jurisdiction of Incorporation/Organization)           (IRS Tax ID No.)

750 West Pender Street #604, Vancouver, British Columbia, Canada  V6C 2T7

(Address of principal executive offices)

Issuer’s Telephone Number: 604-689-0188

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes xxx   No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                Yes ___   No xxx

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 12/31/2005:    29,047,325 Common Shares w/o par value

Transitional Small Business Disclosure Format (Check one): Yes ___ No xxx

SEC 2334 (9-05)  Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

(Stated in U.S. Dollars)

(Unaudited)

ITERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED BALANCE SHEETS

December 31 and June 30, 2005

(Stated in U.S. Dollars)

(Unaudited)

	December 31,	June 30
ASSETS	2005	2005

Current
Cash and term deposits	$ 1,145,559	$ 1,275,944
Accounts receivable	333,054	252,024
Prepaid expenses and deposits	68,226	16,910
Inventory	201,283	303,356

	1,748,122	1,848,234
Plant and equipment	3,241,161	2,079,583
Trademark and technology rights – Note 5	802,079	864,579
	$ 5,791,362	$ 4,792,396

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 370,951	$ 290,331
Current portion of long-term debts	9,100	14,688
Current portion of obligation under capital leases	48,693	47,432

	428,744	352,451
Long-term debts	9,100	19,434
Obligation under capital leases	533,328	556,095

	971,172	927,980

SHAREHOLDERS’ EQUITY

Share capital – Notes 3 and 6
Authorized:
100,000,000 common shares without par value
Issued:
29,047,325 common shares (June 30, 2005: 27,645,325 common shares)	14,778,076	13,898,740
Additional paid in capital	896,948	728,710
Other comprehensive loss	(6,735)	(43,047)
Deficit	(10,848,099)	(10,719,987)

	4,820,190	3,864,416
	$ 5,791,362	$ 4,792,396

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

for the three and six months ended December 31, 2005 and 2004

(Stated in U.S. Dollars)

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004

Sales	$ 1,610,388	$ 1,040,997	$ 2,952,580	$ 2,110,907
Cost of goods sold	1,287,117	834,140	2,278,143	1,630,754

Gross profit	323,271	206,857	674,437	480,153

Operating expenses
Research and development	19,139	22,524	31,332	44,226
Amortization – plant and equipment	12,506	37,777	27,402	49,275
Amortization – trademark and technology costs	31,249	31,251	62,500	62,502

	62,894	91,552	121,234	156,003

Administrative expenses
Accounting and audit fees	28,791	4,142	30,471	6,334
Consulting	4,570	48,726	6,820	53,315
Filing Fees	7,389	11,353	9,169	20,939
Insurance	11,745	2,821	17,893	7,752
Interest and bank charges	135	67	355	(1,285)
Interest on long-term debt	7,172	10,050	12,644	19,139
Legal fees	19,702	17,357	28,040	44,022
Office and miscellaneous	22,932	13,266	29,618	16,154
Sales, marketing, and investor relations	65,885	49,339	162,329	99,021
Stock-based compensation – Note 3	166,393	7,752	176,569	684,171
Telephone	3,029	1,763	6,555	3,511
Transfer agent fees	5,652	-	8,144	-
Travel, promotion, trade shows	11,210	7,477	20,710	17,166
Wages and management fees – Note 4	93,253	64,399	185,281	124,099

	447,858	238,512	694,598	1,094,338

Loss from operations	(187,481)	(123,207)	(141,395)	(770,188)

…/cont’d

SEE ACCOMPANYING NOTES

Continued

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

for the three and six months ended December 31, 2005 and 2004

(Stated in U.S. Dollars)

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004

Other items:
Foreign exchange gain (loss)	(1,536)	-	(1,536)	-
Other income	5,125	10,143	14,819	12,569

	3,589	10,143	13,283	12,569

Net loss for the period	(183,892)	(113,064)	(128,112)	(757,619)

Deficit, beginning of the period	(10,664,207)	(10,350,356)	(10,719,987)	(9,705,801)

Deficit, end of the period	$ (10,848,099)	$ (10,463,420)	$ (10,848,099)	$ (10,463,420)

Basic and diluted loss per share	$ (0.01)	$ (0.00)	$ (0.00)	$ (0.03)

Weighted average number of shares
outstanding	28,831,445	25,088,349	28,336,618	24,497,417

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended December 31, 2005 and 2004

(Stated in U.S. Dollars)

(Unaudited)

	Six months ended
	December 31,
	2005	2004

Operating Activities
Net loss for the period	$ (128,112)	$ (757,619)
Items not involving cash:
Amortization – plant and equipment	27,402	49,275
– trademark and technology costs	62,500	62,502
Stock-based compensation	176,569	684,171
Changes in non-cash working capital items related to operations
Accounts receivable	(81,029)	175,694
Prepaid expenses	(50,632)	(7,866)
Inventory	102,072	(107,378)
Accounts payable	80,196	(134,409)

Cash provided by operations	188,966	(35,630)

Investing Activity
Acquisition of plant and equipment	(1,188,980)	(408,539)

Financing Activities
Bank indebtedness	-	(100,500)
Long-term debts	(15,922)	(12,346)
Capital lease obligations	(21,507)	(46,067)
Common shares issued for cash, net of share issue costs	871,005	1,329,434

Cash provided by financing activities	833,576	1,170,521

Effect of exchange rate changes on cash	36,053	61,613

Change in cash during period	(130,385)	787,965

Cash and term deposits, beginning of the period	1,275,944	486,135

Cash and term deposits, end of the period	$ 1,145,559	$ 1,274,100

…/cont’d

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended December 31, 2005 and 2004

(Stated in U.S. Dollars)

(Unaudited)

	Six months ended
	December 31,
	2005	2004

Supplementary cash flow information:
Cash paid for:
Interest	$ 12,644	$ 19,139

Income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

for the period ended December 31, 2005

(Stated in U.S. Dollars)

	Common Stock		Additional	Other
	Issued		Paid-in	Comprehensive
	Shares	Amount	Capital	Loss)	Deficit	Total

Balance, June 30, 2004	22,974,855	$ 11,245,077	$ 42,907	$ (83,838)	$ (9,705,081)	1,499,065
Issued for cash pursuant to a private placement	2,400,000	1,152,000	-	-	-	1,152,000
	1,470,000	1,249,500	-	-	-	1,249,500
Less: issue costs	-	(24,809)	-	-	-	(24,809)
Issued for cash pursuant to the exercise of share purchase options -at $0.0765	510,000	38,994	-	-	-	38,994
-at $0.2077	225,000	46,737	-	-	-	46,737
-at $0.6051	10,000	6,051	-	-	-	6,051
Issued for cash pursuant to the exercise of share purchase Warrants	180,000	119,106	-	-	-	119,106
Cancellation of escrow shares	(124,530)	-	-	-	-	-
Stock-based compensation charges	-	-	718,920	-	-	718,920
Reclassification of stock-based compensation charges upon exercise of share purchase options	-	66,084	(66,084)	-	-	-
Foreign currency translation adjustment	-	-	-	40,791	-	40,791
Reclassification as a result of a change in accounting policy	-	-	32,967	-	(32,967)	-
Net loss for the year	-	-	-	-	(981,939)	(981,939)

Balance, June 30, 2005	27,645,325	13,898,740	728,710	(43,047)	(10,719,987)	3,864,416

…/cont’d

SEE ACCOMPANYING NOTES

Continued

INTERNATIONAL BARRIER TECHNOLOGY INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

for the period ended December 31, 2005

(Stated in U.S. Dollars)

	Common Stock		Additional	Other
	Issued		Paid-in	Comprehensive
	Shares	Amount	Capital	Income	Deficit	Total

Balance, June 30, 2005	27,645,325	13,898,740	728,710	(43,047)	(10,719,987)	3,864,416
Issued for cash pursuant to the exercise of share purchase options -at $0.4358	25,000	10,895	-	-	-	10,895
Issued for cash pursuant to the exercise of share purchase warrants -at $0.6136	250,000	153,394	-	-	-	153,394
Amount reclassified from contributed surplus upon exercise of stock options	-	8,331	(8,331)	-	-	-
Issued for cash pursuant to the exercise of share purchase warrants -at $0.6271	717,000	449,663	-	-	-	449,663
-at $0.6270	410,000	257,053	-	-	-	257,053
Stock-based compensation charges	-	-	176,569	-	-	176,569
Foreign currency translation adjustment	-	-	-	36,312	-	36,312
Net loss for the period	-	-	-	-	(128,112)	(128,112)

Balance, December 31, 2005	29,047,325	$ 14,778,076	$ 896,948	$ (6,735)	$ (10,848,099)	$ 4,820,190

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

(Stated in U.S. Dollars)

(Unaudited)

Note 1

Interim Reporting

While the information presented in the accompanying six months to December 31, 2005 financial statements is unaudited, it includes all adjustments which are, in the opinion of management necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2005.

Operating results for the six months ended December 31, 2005 are not necessarily indicative of the results that can be expected for the year ending June 30, 2006.

During the period ended December 31, 2005, the Company changed from Canadian generally accepted accounting principles (“GAAP”) to United States GAAP and changed its reporting currency from Canadian dollars to United States dollars.

Note 2

Share Capital

Escrow:

At December 31, 2005, there are 48,922 shares are held in escrow by the Company’s transfer agent. The release of these shares is subject to the direction or determination of the relevant regulatory bodies.

Commitments:

Stock-based Compensation Plan

At December 31, 2005, the Company has granted directors, officers and consultants the option to purchase 2,393,500 common shares of the Company.

International Barrier Technology Inc.

Notes to the Interim Consolidated Financial Statements

December 31, 2005 - Page 2

(Stated in U.S. Dollars)

(Unaudited)

Note 3

Share Capital – (cont’d)

Commitments: – (cont’d)

Stock-based Compensation Plan – (cont’d)

A summary of the status of company’s stock option plan for the six months ended December 31, 2005 is presented below:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Outstanding, June 30, 2005	1,868,500	$0.52
Exercised	(25,000)	$0.44
Granted	550,000	$0.76

Outstanding, December 31, 2005	2,393,500	$0.57

Exercisable, December 31, 2005	2,133,500

The following summarizes information about the stock options outstanding at December 31, 2005 granted and reflected in Canadian dollar currency:

	Exercise	Expiry
Number	Price	Date

110,000	$0.69	January 13, 2006
50,000	$0.90	April 29, 2006
85,000	$0.44	May 2, 2007
150,000	$0.66	July 19, 2007
400,000	$0.80	October 6, 2007
20,000	$0.50	February 23, 2008
428,500	$0.09	March 5, 2008
1,150,000	$0.65	August 24, 2009

2,393,500

During the six months ended December 31, 2005, a compensation charge associated with the grant of stock options in the amount of $176,569 (2004:  $684,171) was recognized in the financial statements.

International Barrier Technology Inc.

Notes to the Interim Consolidated Financial Statements

December 31, 2005 - Page 3

(Stated in U.S. Dollars)

(Unaudited)

Note 3

Share Capital – (cont’d)

Commitments:  - (cont’d)

Stock-based Compensation Plan – (cont’d)

All stock-based compensation charges have been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

	Six months ended
	December 31,
	2005	2004

Expected dividend yield	0.0%	0.0%
Expected volatility	112.5%	85%
Risk-free interest rate	3.82%	2.00%
Expected terms in years	2 years	5 years

Warrants

At December 31, 2005, the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

	Exercise	Expiry
Number	Price	Date

1,253,000	$0.92	August 20, 2006
1,990,000	$0.64	March 22, 2007

3,243,000

Note 4

Related Party Transactions

The Company was charged the following by directors of the Company or private companies with common directors during the three and six months ended December 31, 2005 and 2004:

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004

Wages and management fees	$ 31,929	$ 73,841	$ 67,917	$ 107,358

International Barrier Technology Inc.

Notes to the Interim Consolidated Financial Statements

December 31, 2005 - Page 4

(Stated in U.S. Dollars)

(Unaudited)

Note 5

Trademark and Technology Rights

	December 31,	June 30,
	2005	2005

Trademark and technology rights – at cost	$ 1,000,000	$ 1,000,000
Less: accumulated amortization	(197,917)	(135,421)

	$ 802,083	$ 864,579

Note 6

Subsequent Events

Subsequent to December 31, 2005, the Company issued 110,000 common shares at $0.69 per share and 25,500 common shares at $0.44 per share pursuant to the exercise of share purchase options and issued 100,000 common shares at $0.64 per share pursuant to the exercise of share purchase warrants for total proceeds of $151,120.

Note 7

Canadian and United States of America Generally Accepted Accounting Principles

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which do not differ with those principles and practices that the Company would have followed had its financial statements been prepared in accordance with accounting principles generally accepted in Canada.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

         CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains forward-looking statements, principally in ITEM #2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  These statements may be identified by the use of words like “plan”, “expect”, “aim”, “believe”, “project”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and similar expressions in connection with any discussion, expectation, or projection of future operating or financial performance, events or trends.  In particular, these include statements about the Company’s strategy for growth, property exploration, mineral prices, future performance or results of current or anticipated mineral production, interest rates, foreign exchange rates, and the outcome of contingencies, such as acquisitions and/or legal proceedings.

Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties.  Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, among other things, the factors discussed in this Registration Statement under ITEM #3, “Key Information, Risk Factors” and factors described in documents that we may furnish from time to time to the Securities and Exchange Commission.  We undertake no obligation to update publicly or revise any forward-looking statements because of new information, future events or otherwise.

International Barrier Technology Inc. (Barrier) manufactures and sells fire-rated building materials primarily in the United States.  Barrier has a patented fire protective material (Pyrotite™) that is applied to building materials to greatly improve their respective fire resistant properties. Coated wood panel products are sold to builders through building product distribution companies all over the USA.  Four of the top five multifamily homebuilders in the USA currently utilize Barrier’s fire rated structural panel Blazeguard® in areas where the building code requires the use of a fire rated building panel.

Discussion of Operations and Liquidity

Barrier’s financial statements historically have been filed with both the SEC (USA) and SEDAR (Canada).  However, beginning with this filing, the financial statements will be disclosed in US Dollars and prepared in accordance with US Generally Accepted Accounting Principals (USGAAP).  Barrier’s filings with the SEC will consist of auditor-reviewed quarterly financial statements on Form 10-QSB and annual audited financial statements on Form 10-KSB.  Barrier will continue to file the above financial statements with SEDAR in Canada.

Sales reported for the second quarter of Fiscal 2006 were $1,610,388, up 54.7% from the same period last year.  Year-to-date sales, for the six-month period ending December 31, 2005 were $2,952,580, an increase of 39.9% from last year’s six-month total of $2,110,907.  Second quarter gross profit has improved to $323,271 from the three-month total of $206,857 in the previous year.  Six-month year-to-date gross margins grew to $674,437 from last year’s six-month total of $480,153, a 40.5% increase.  Gross margin, as a percentage of sales revenue, has remained essentially unchanged at 22.8%.  The gross margin for the second fiscal quarter in FY2006 was 20.1%.

Sales, as measured by surfaced volume of product shipped for the quarter, were 1,820,200 sq.ft.: an increase of 41.0% from the 1,290,600 sq.ft. shipped during the same period the previous year.  Six-month shipment volumes have grown to 3,471,600 sq.ft. from 2,496,900 sq.ft. in the previous year: an increase of 39.0%.

Sales to Mulehide Products, Inc., Barrier’s business partner in the commercial modular business segment, accounted for 46.6% of the total volume shipped over the six-month period.  Last year during this period, sales to MuleHide accounted for 33.8% of sales.  Sales to Mulehide began early in calendar year 2004 and the success of the product in servicing commercial modular builders has been impressive.  The private labeled Blazeguard product, Mulehide FR Deck Panel, is an essential component of an Underwriters Laboratories, Inc. assembly listing for fire rated roofs in commercial modular buildings.  Barrier anticipates that this market will continue to provide an opportunity for sustained growth and will also provide the basis for the development of other markets, such as fire rated residential roof assemblies, during calendar year 2006.

A significant quarterly year-to-year sales volume increase was also experienced in Florida, where sales volume improved from 518,800 to 820,100 sq.ft., an increase of 58.1%.  Six-month performance improved to 1,186,600 sq.ft.; an increase from the 975,100 sq.ft. shipped in the same period the previous year.  Florida remains the number one regional market for Blazeguard’s multifamily roof deck market.  Florida represents 34.2% of total sales volume and 64.1% of non-MuleHide sales.  Barrier has two active independent sales representatives covering the Florida geography insuring that this market will continue to be well serviced and provide significant sales.

Barrier continues to sell directly to two large distribution yards in Florida that previously had been required to purchase through the local wholesaler.  These two distribution centers are Builders First Source, Inc. (BFS) and Stock Building Supply, Inc.  Not only will direct sales to these organizations in Florida continue to help Blazeguard be priced competitively, their national presence with hundreds of locations all over the U.S. will help Barrier attain its goal of increasing market share in Midwestern and western states.

Barrier added an additional “one-step” distribution partner buying direct in Florida during this quarter.  84 Lumber, Inc., a distribution company of similar stature to BFS and Stock Building Supply, began buying carload quantities directly from Barrier during this reporting period.

Volumes shipped to the mid-Atlantic region (coastal states from New Jersey south through South Carolina) declined 31.6% in the six-month period.  Volume decreased to 441,200 sq.ft. from 645,500 sq.ft. in the previous year: a decrease of 204,300 sq.ft.  While this decrease is due, in part, to a modest decline in housing starts in the region, Barrier believes that the independent sales representative in the region was spread to “thin” and needed additional support.  For that reason, a second representative was added as of January 1, 2006.  The new representative will cover the northern part of the region (New Jersey, eastern Pennsylvania, Maryland, and northern Virginia).  Barrier anticipates that these two independent representatives, working with the existing distribution network in the region, will reverse the trend and add significant sales in the second half of this fiscal year.

In July 2005, Barrier hired an experienced sales manager to help administer the national sales program out of the Watkins office and also to help develop the mid-western market for Blazeguard sales.  Mr. James Kleinke has been working diligently to add sales through the introduction of Blazeguard to mid-western building products distributors and builders.  During this period, Mr. Kleinke has successfully engaged local Stock Building Supply distribution yards, among others, to become local stocking distributors of Blazeguard.  There are now at least eight builders that have elected to use Blazeguard as their product of choice on townhome building developments.

Sales to the mid-west region through December 31, 2005 were 71,100 sq.ft.  Barrier expects to grow this regional market to volumes similar to those being shipped into Florida.  While the total amount of multifamily starts are lower in the mid-west region than in Florida, Barrier anticipates greater market share penetration because of the proximity of Blazeguard manufacturing to the market and the resulting transportation and service advantages over competitive products.

Cost of goods sold in the three-month period increased to $1,287,117 from $834,140 and to $2,278,143 from $1,630,754 for the six-month period ending December 31, 2005.  This is directly related to the higher volume of production and shipments.  Average direct costs per sq.ft. of production was constant for the respective six-month periods at $0.65 per sq.ft.  Comparisons of aggregate square foot production costs, however, now need to take into account the percentage of MuleHide “C” panel produced.  This is because the Mulehide C panel (which comprises approximately 90% of MuleHide’s total orders) has a lower treatment weight than Barrier’s traditional Blazeguard panel.  Since the percentage of volume shipped to MuleHide, relative to total sales, was significantly higher in the current six months relative to the same period in the previous year, a lower average cost of production should have been expected.

With the average cost of goods sold remaining constant, a declining efficiency in labor and/or materials costs is indicated in this period relative to last year.  Indeed, Barrier has been building a new production line while the existing line has continued to run at historically record volumes.  While vendor labor is a significant proportion of the total cost of developing the new line, existing Barrier labor has been used extensively in a way that the total costs of construction are minimized.  A result of this shared labor, and the necessity to utilize part-time, “fill-in” temporary staff, has been a reduction in the efficiencies of production.

Barrier is confident that as the line project comes to a close (Spring 2006), efficiencies will improve: both in the cost of labor and in material costs.  Reductions in the average cost of goods sold will be a result of not only the completion of the work required to develop the new line, but also because the new line has been designed to run much faster and with greater efficiency than the old line.  While the number of required workers on the new line will be similar to the old line, the designed production capacity of the new line will be at least twice that of the old line.  Waste (materials lost as a result of the production process) is expected to fall to less than half of that experienced on the old line.

Operating expenses were slightly lower in both the three and six-month period reported.  Operating expenses in the three-month period fell to $62,894 from $91,552 and to $121,254 from $156,003 in the six-month period respectively.  Barrier anticipates additional R&D related testing as the new line becomes operational and new market applications are explored.

Amortization is slightly lower in this period because some of the equipment on the old line and in the Watkins office area has now been completely depreciated.  An increase in the non-cash charge for depreciation/ amortization will occur when the new line construction project is complete and the line is brought into production.  The amortization of the world-wide Pyrotite technology (including patents, technical know-how, and trademarks) began when Barrier purchased it in 2004 and will continue at existing rates until it is fully depreciated (10 years).

Administrative expenses in the reported three-month period increased to $447,858 from $238,512 for the same period last year.  For the six-month period administrative costs declined from $1,094,338 to $694,598.  In the previous year, Barrier was required to begin to report a line item entitled “stock-based compensation”.  This figure is an estimate of the value of stock options awarded to management and key personnel as a portion of their total compensation package (see section: Critical Accounting Estimates below).  Since options are typically granted with a redeemable stated value less than the current market value, a formula is used to charge the company the difference.  While this reporting is a new requirement, and a reflection of value the company is granting to key personnel, it is a “non-cash” item that does not directly impact operational performance.

Administrative expenses, net of stock-based compensation, for the three-month period ending December 31, 2005 was $281,465, an increase from $230,760 the previous year.  For the six-month period administrative expenses were $518,029 this year versus $410,167 last year.  While the totals are higher, administrative costs per sq. ft. fell from $0.18 to $0.15 per sq. ft. for the three-month period and from $0.164 to $0.149 per sq.ft. for the six-month period.  As volumes continue to increase, a further reduction in the average cost of administrative expense per sq.ft. produced is expected.  Barrier expects the reduction in the average cost of administration to have a significant impact on bottom line performance in future reporting periods.

Accounting and audit fees are up considerably in both the three and six month period just ended.  Accounting requirements have increased significantly with the enactment of the Sarbanes-Oxley Act and the result is indicated in this reporting period.  Insurance costs have increased due to the purchase of a Directors and Officers insurance policy.  In addition, the increase in sales volumes led to additional coverage requirements.  Six-month insurance costs have risen to $17,893 from $7,752 the previous year.

Travel, promotion, and trade show expenses are higher as a result of increased activity and the fact that Barrier has added a sales manager.  Wages and management fees for the six-month period have grown to $185,281 from $124,099 reflecting the addition of professional staff including a new General Operations Manager (Ms. Jan Loebel) as well as the new Sales Manager position (Mr. James Kleinke).

Legal fees are lower, and have fallen to $28,040 from $44,022 for the six-month period.  Legal fees, however, are expected to increase slightly in the next period because of patent work being performed in support of the new line and developing process technology.  Barrier continues to invest significant resources in sales, marketing, and investor-relations activities.  Web based initiatives have been increased as Barrier is in the midst of a web-site improvement project.  Personnel resources have recently been reallocated with a Director of Investor Relations being added to the Watkins, Minnesota staff.  Further announcements related to this realignment can be expected in future communications.

Barrier will assist MuleHide Building Products in their participation in the Modular Builders Institute (MBI) annual trade show and conference.  The MBI show is planned to be held in March 2006 in Jacksonville, FL.  Trade shows serve to increase product and market awareness of Blazeguard®, the Pyrotite™ technology, and Barrier’s corporate achievements.

Barrier will continue to expand upon its shareholder and customer communication programs to ensure the public is informed about business development and emerging opportunities.  In addition, Barrier has been featured on ongoing regional cable broadcasts of the television show, “Business and Beyond”.  Business and Beyond is an ongoing business information show produced by Platinum Television and hosted by the Fox TV broadcaster, James Brown.  The Business and Beyond show will soon be scheduled for a national CNBC time slot to be broadcast prior to the end of this fiscal year.  By the end of the shows running, it will have been aired at least 100 times on regional cable in addition to the guaranteed national broadcast.

Other items include expenses and income not directly relate to business operations.  Other items include such things as foreign exchange gain (loss), interest income and royalty fees.  Now that the consolidated quarterly statement will be reported in US dollars, the impact of foreign exchange will be diminished.  The majority of costs and revenues are originally booked as US dollars so there will not be a significant amount of currency that will have to be converted (e.g., Canadian funds) in subsequent financial disclosures.

Other items reported herein include $8,584 in interest income for the three-month period and $15,777 for the six-month period ending December 31, 2005.  Additionally, Barrier received $1,432 in royalty fees from Pyrotite Corporation for the three-month period and $3,933 for the six-month period.  Pyrotite Corporation reserved the rights to “integrally” treated OSB when Barrier purchased the worldwide patents and Pyrotite technology in 2004.  To date, the royalties paid by Pyrotite Corporation to Barrier reflect income associated with R&D type projects with potential vendors and clients of Pyrotite Corporation.  While the results of these R&D trials are promising, no significant agreements have been negotiated by Pyrotite at this time.

A Net Loss of ($117,106) is reported for the six-month period ending December 31, 2005, whereas in the same period in 2004, a loss of ($696,006) was reported.  Net six-month income, however, without accounting for stock based compensation was a positive $59,463 in the six months ending December 31, 2005 versus $11,835 in the same period ending in 2004.  Second quarter net income, for the three-month period ending December 31, 2005, inclusive of stock based compensation charges, was a negative ($172,885) compared to a loss of ($119,551) in the previous year.

Sales volumes continue to increase in a significant way.  Sales volume shipped in the most recent quarter was the highest in Barrier’s history and 10.2% higher than the record set in the first quarter of this fiscal year.  Volume of product shipped in the six-month period ended December 31, 2005 was 974,700 sq.ft. greater than in the six-month period ending December 31, 2004: a year-to-year increase of 39%.  Since Barrier’s financial performance is ultimately driven by production volume and efficiency, this rate of sales volume growth is very significant and will ultimately result in higher future profits.

Capacity limits for production based on the “existing” line, however, are being reached.  The continuation of significant increases in sales volume will eventually be limited by the existing lines production limit.  Further increases in product shipments are dependent upon the successful startup of the new production line (planned for Spring 2006).  Additionally, new market geographies, and new product application introduction initiatives have already been launched in an effort to “pre-sell” added capacity.

New product and market development initiatives continue to provide opportunities for sales expansion and growth.  Fire testing in support of new product development was completed at Intertek Laboratories in Elmendorf, TX in the fiscal quarter ending December 31, 2005.  Barrier successfully passed Class A flame spread tests (ASTM E-84) performed on sample boards produced on the new line.  These tests demonstrated that the Blazeguard product being produced on the new line performs at least as well as that produced on the old line.  Modifications to the Quality Control Manual have been completed and authorized so that when the new line is capable of having production runs, the testing and follow-up QC requirements are in place.  This will allow Barrier to label and market the Blazeguard product produced on the new line in accordance with building code requirements.

Barrier has also performed an initial R&D fire test on a two-hour fire rated roof truss assembly designed to be marketed to the same builders utilizing Blazeguard in multifamily roof decks.  While the test results did not completely satisfy the requirements for the introduction of such an assembly, the initial test provided the impetus to redesign and do a follow-up test later in this fiscal year.  Preliminary market research has indicated that this application may have a large demand all over the USA.

Progress continues to be made in engineering a modified Class A commercial modular roof deck assembly in cooperation with MuleHide Products, Inc.  The modified Class A system is being developed to satisfy requirements for portable classrooms in California.  California uses more portable classrooms than any other state in the USA.  Since California’s specifications are among the most stringent in the USA, satisfying California requirements will enable a modular classroom manufacturer to sell the design in nearly every state desiring portable classroom buildings.  Additionally, the improvements in the Class A system will provide the basis for other Class A roof assembly applications such as wood deck commercial and residential areas prone to wildfires.

Barrier has continued its work on developing a new market application for Blazeguard manufactured with a wood veneer face.  These overlaid panels will be used in interior wall applications where a Class A flame spread is required: institutional and commercial office buildings.  Barrier is working on this project in association with a major US producer of plywood and particleboard.  Preliminary veneer trials have been encouraging. Glue compatibility with existing veneer laminating companies, for the purposes of third party manufacturing during business startup, is the current focus of R&D activity.  Barrier and their partner in this endeavor remain keenly optimistic about the opportunities this market has for future sales.

Structural Insulative Panels (SIP’s) was a significant business for Blazeguard from 1996–1999.  A non-uniform surface appearance of the coating applied by the existing production line, however, created insurmountable issues in marketing the product as an exposed interior wall surface.  The new line will allow Barrier to more successfully produce products to an acceptable interior panel standard. Barrier anticipates a renewed interest in Blazeguard into the SIP’s market by mid-2006.

Significant progress continues to be made in marketing Blazeguard enhanced Class C roof deck assemblies to modular building manufacturers all over the USA.  These portable and modular buildings are being used as temporary shelters and construction trailers in Louisiana and other areas impacted by hurricane Katrina.  Barrier, and its partner in this development endeavor, Mulehide Products, Inc., believes that the growth of this business will continue to be strong throughout 2006 and beyond.

Roof decking for multi-family residential buildings is Barrier’s largest and most stable existing market application, and to date, represents the majority of sales.  Florida continues to be the most important U.S. geography for multifamily roof deck markets for Blazeguard and sales there continue to grow as Blazeguard gains market share.  Barrier is now leveraging the success in Florida by making presentations to the same companies utilizing Blazeguard in Florida to their regional offices in southern California, Minnesota, and the Dakotas.  Barrier is currently seeking to add sales representation for this application in southern California, Arizona, and Texas.  Barrier management expects sales to multi-family residential construction to grow exponentially as builders in these targeted areas become aware of the positive attributes of Blazeguard and begin to choose it as their preferred fire-rated sheathing.

Global licensing opportunities.  With the purchase of the world technology rights, including U.S. patents, foreign patent filings, trademarks, know-how and trade secrets, Barrier is in a position to develop partners all over the globe in licensing arrangements.  Interested parties in China, Saudi Arabia, Mexico, Ireland, Great Britain, and New Zealand have communicated interest to Barrier.  Barrier, in turn, is responding with information about the attributes of Blazeguard, and the Pyrotite technology in an effort to assess their appropriateness in the construction of building communities (residential and commercial) in these countries.

Barrier is also exploring various configurations of the process technology that will enable individual manufacturing customers to place small treatment lines in their own facilities.  These small-scale processing lines will be designed to satisfy the individual’s independent need for product treatment.  The licensing agreements will be designed to: protect the technology; deter competition; and provide for royalties to be paid to Barrier on an ongoing basis.

Barrier is currently sponsoring a graduate student’s research project (Masters in Business Administration) designed to create an appropriate prototype licensing model for Barrier and the Pyrotite technology.  The research project will help define the most successful elements inherent within successful licensing arrangements as well as to delineate potential pitfalls.  Eventually, the project will elevate to the actual identification of potential licensing partners for Barrier in selected countries where fire resistant building construction is present.

Product and technology licensing scenarios are being developed within Barrier and management is confident that licensing relationships or relationships leading to licensing contracts will be in existence prior to the end of the current fiscal year.

Financial position & financings

During the six-month period, Barrier issued a total of 1,402,000 common shares for proceeds totaling $871,005 as follows:

 25,000 common shares at $0.44 pursuant to the exercise of stock options;

967,000 common shares at $0.62 pursuant to the exercise of warrants;

410,000 common shares at $0.61 pursuant to the exercise of warrants.

Barrier ended the period with a working capital surplus of $1,319,378.

Related Party Transactions

During the six months ended December 31, 2005 the Company incurred wages and management fees of $67,917 with directors of the Company and companies with common directors.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of December 31, 2005:  29,047,325 common shares at $18,786,881.

Issued as of February 13, 2006:  29,282,285 common shares at $14,929,196.

Options and warrants outstanding:

The following summarizes information about the stock options outstanding at December 31, 2005 granted and reflected in Canadian dollar currency:

Number	Exercise Price	Expiry Date
110,000	$0.69	January 13, 2006
50,000	$0.90	April 29, 2006
85,000	$0.44	May 2, 2007
150,000	$0.66	July 19, 2007
400,000	$0.80	October 6, 2007
20,000	$0.50	February 23, 2008
428,500	$0.09	March 5, 2008
1,150,000	$0.65	August 24, 2009
2,393,500

At December 31, 2005, the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

Number	Exercise Price	Expiry Date
1,253,000	$0.92	August 20, 2006
1,990,000	$0.64	March 22, 2007
3,243,000

Critical Accounting Estimates / Stock-based Compensation Charge and Expense

As described in Note 2 to the audited annual financial statements dated June 30,2005, the Company records stock-based compensation expense in respect to the fair market value on newly issued stock options.  This fair market value of the stock options is estimated at the date the stock options are granted using the Black-Scholes option-pricing model.  The related stock-based compensation expense is recognized over the period in which the options vest.  In addition, this is a non-cash compensation charge and the cash flow effects are realized only at the time of exercise.

Other Matters

As at December 31, 2005, the Company does not have any off-balance sheet arrangements to report.

In late December 2005, the Company was notified of a pending lawsuit in the state of New Jersey, whereupon a town-home association which utilized Blazeguard in a roof replacement project in 1996, is claiming damages resulting from Company product failure.  The Company is insured against such damages and has documented that incorrect product installation by the customer and the customer’s builder was the cause of the subsequent water damage.  The Company anticipates no material impact.

The Directors and the management of the Company know of no other material, active or pending, legal proceedings against them; nor is the Company involved as a plaintiff in any other material proceeding or pending litigation.  The Directors and the management of the Company know of no active or pending proceedings against anyone that might materially adversely affect an interest of the Company.

Subsequent to December 31, 2005, the Company issued 110,000 common shares at $0.69 and 25,500 common shares at $0.44 pursuant to the exercise of share purchase options.  In addition, the Company issued 100,000 common shares at $0.64 pursuant to the exercise of share purchase warrants for total proceeds of $151,120.

ITEM 3.  CONTROLS AND PROCEDURES

The Board of Directors has overall responsibility for reviewing the Company's disclosure to ensure the Company provides full and plain disclosure to shareholders and other stakeholders.  The Board discharges its responsibilities through its committees, specifically, with respect to financial disclosure to the Audit Committee, which is responsible for reviewing the Company's financial reporting procedures and internal controls to ensure full and accurate disclosure of the Company's financial position.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” [as defined in the Exchange Act Rule 13a-15(e)] as of the end of the period covered by this report.  Based upon that evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings, and that information is recorded, processed, summarized and reported as and when required.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

There was no significant change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal year ended 6/30/2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Nor were there any significant deficiencies or material weaknesses in the Company's internal controls requiring corrective actions.

The Company's management, including the Chief Financial Officer, does not expect that its disclosure controls and procedures or internal controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In late December 2005, the Company was notified of a pending lawsuit whereupon a customer is claiming damages resulting from Company product failure.  The Company is insured against such damages and has documented that incorrect product installation by the customer was the cause of the damage.  The Company anticipates no material impact.

The Directors and the management of the Company know of no other material, active or pending, legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.  The Directors and the management of the Company know of no active or pending proceedings against anyone that might materially adversely affect an interest of the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         a. 1.  During the six-months ended 12/31/2005, 967,000

                share purchase warrants (issued in an private placement

                during the prior fiscal year) were exercised,

                raising $503,057.

         a.2.   During the six-months ended 12/31/2005, 25,000 stock option were exercised, raising $10,895.

         b.  No Disclosure Necessary.

         c.  No Disclosure Necessary.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company’s annual meeting of stockholders was held on 11/17/2005.

         a.  The Company’s stockholders ratified the appointment of

             Amisano Hanson as independent auditor of the Company for the year ending 6/30/2006:

               24,627,947 for; 29,350 against; and 86,170 withheld.

         b.  Fixed the auditor’s remuneration:

               24,629,947 for; 55,770 against; and 57,750 withheld.

         c.  Set number of Directors at three;

               24,549,997 for; 140,020 against; and 53,450 withheld.

         d.  The following were nominated and elected to serve as Directors of the Company for a term of one year or until their successors shall have been duly elected and qualified:

             Nominee                          Votes For          Withheld

             David Corcoran:                 24,673,812            69,655

             Michael Huddy:                  24,673,892            69,575

             Victor Yates:                   24,673,892            69,575

         e.  The yearly approval for the Company’s “rolling” Stock Option

             Plan was voted on:

             8,792,430 for; 560,740 against; 54,321 withheld; 15,335,974 not voted.

ITEM 5.  OTHER INFORMATION

         a.  Reports on Form 8-K:

         b.  Information required by Item 401(g) of Regulation S-B:

         No Disclosure Necessary.

ITEM 6.  EXHIBITS

31.1   Rule 13a-14(a)/15d-14(a)

       Certification executed by Michael Huddy, Director/President/CEO

31.2   Rule 13a-14(a)/15d-14(a)

       Certification executed by David Corcoran, Director/CFO

32.1   Section 1350 Certification by Michael Huddy, Director/President/CEO

32.2   Section 1350 Certification by David Corcoran, Director/CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Barrier Technology Inc. -– SEC File No. 000-20412

Registrant

Date: February 14, 2006     /s/ Michael Huddy

                                Michael Huddy, President/CEO/Director

Date: February 14, 2006     /s/ David Corcoran

                                David Corcoran, CFO/Director