Form 10QSB/A
period 2005-12-31
INTERNATIONAL BARRIER TECHNOLOGY INC/
filed 2006-03-09
CIK 890543

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB /A

Amendment No. 1

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

(Stated in U.S. Dollars)

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004

Other items:
Foreign exchange gain (loss)	(1,536)	-	(1,536)	-
Other income	5,125	10,143	14,819	12,569

	3,589	10,143	13,283	12,569

Net loss for the period	(183,892)	(113,064)	(128,112)	(757,619)

Deficit, beginning of the period	(10,664,207)	(10,350,356)	(10,719,987)	(9,705,801)

Deficit, end of the period	$(10,848,099)	$(10,463,420)	$(10,848,099)	$(10,463,420)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.03)

Weighted average number of shares
outstanding	28,831,445	25,088,349	28,336,618	24,497,417

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains forward-looking statements.  These statements may be identified by the use of words like “plan”, “expect”, “aim”, “believe”, “project”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and similar expressions in connection with any discussion, expectation, or projection of future operating or financial performance, events or trends.  In particular, these include statements about the Company’s strategy for growth, marketing expectations, product prices, future performance or results of current or anticipated product sales, interest rates, foreign exchange rates, and the outcome of contingencies, such as potential joint ventures and/or legal proceedings. ..

Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties.  Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, among other things, the factors discussed in this Quarterly Report and factors described in documents that we may furnish from time to time to the Securities and Exchange Commission.  We undertake no obligation to update publicly or revise any forward-looking statements because of new information, future events or otherwise.

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

Discussion of Operations and Liquidity

Barrier’s financial statements historically have been filed with both the SEC (USA) and SEDAR (Canada).  However, beginning with this filing, the consolidated financial statements will be disclosed in US Dollars and prepared in accordance with US Generally Accepted Accounting Principals (USGAAP).  Barrier’s filings with the SEC will consist of auditor-reviewed quarterly consolidated financial statements on Form 10-QSB and annual audited financial statements on Form 10-KSB.  Barrier will continue to file the above consolidated financial statements with SEDAR in Canada.

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

Operating expenses were slightly lower in both the three and six-month period reported.  Operating expenses in the three-month period fell to $62,894 from $91,552 and to $121, 234 from $156,003 in the six-month period respectively.  Barrier anticipates additional R&D related testing as the new line becomes operational and new market applications are explored.

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

Other items reported herein include $3,693 in interest income for the three-month period and $10,886 for the six-month period ending December 31, 2005.  Additionally, Barrier received $1,432 in royalty fees from Pyrotite Corporation for the three-month period and $3,933 for the six-month period.  Pyrotite Corporation reserved the rights to “integrally” treated OSB when Barrier purchased the worldwide patents and Pyrotite technology in 2004.  To date, the royalties paid by Pyrotite Corporation to Barrier reflect income associated with R&D type projects with potential vendors and clients of Pyrotite Corporation.  While the results of these R&D trials are promising, no significant agreements have been negotiated by Pyrotite at this time.

A Net Loss of ($128,112) is reported for the six-month period ending December 31, 2005, whereas in the same period in 2004, a loss of ($757,619) was reported.  Net six-month income, however, without accounting for stock based compensation was a positive $48,457 in the six months ending December 31, 2005 versus ($73,448) in the same period ending in 2004.  Second quarter net income, for the three-month period ending December 31, 2005, inclusive of stock based compensation charges, was a negative ($183,892) compared to a loss of ($113,064) in the previous year.

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

Issued as of December 31, 2005:  29,047,325 common shares at $14,778,076 ..

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

International Barrier Technology Inc. -– SEC File No. 000-20412

Registrant

Date: February 17 , 2006     /s/ Michael Huddy

                                Michael Huddy, President/CEO/Director

Date: February 17 , 2006     /s/ David Corcoran

                                David Corcoran, CFO/Director