Form 10QSB
period 2006-03-31
INTERNATIONAL BARRIER TECHNOLOGY INC/
filed 2006-05-11
CIK 890543

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended  March 31, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 3/31/2006:    29,339.925 Common Shares w/o par value

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

March 31, 2006

(Stated in U.S. Dollars)

(Unaudited)

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED BALANCE SHEETS

March 31, 2006 and June 30, 2005

(Stated in U.S. Dollars)

(Unaudited)

		March 31,	June 30
ASSETS		2006	2005

Current
Cash and cash equivalents		$ 1,160,025	$ 1,275,944
Accounts receivable		446,412	252,024
Prepaid expenses and deposits		48,247	16,910
Inventory		253,298	303,356

		1,907,982	1,848,234
Plant and equipment		3,445,291	2,079,583
Trademark and technology rights – Note 5		770,829	864,579
Patent		21,950	-

		$ 6,146,052	$ 4,792,396

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 466,298	$ 290,331
Current portion of long-term debts		9,100	14,688
Current portion of obligation under capital leases		48,692	47,432

		524,090	352,451
Long-term debts		9,100	19,434
Obligation under capital leases		522,341	556,095

		1,055,531	927,980

STOCKHOLDERS’ EQUITY

Share capital – Notes 3 and 6
Authorized:
100,000,000	common shares without par value
Issued:
29,339,925 common shares (June 30, 2005: 27,645,325 common shares)		15,052,617	13,898,740
Additional paid-in capital		833,195	728,710
Other comprehensive loss		(8,079)	(43,047)
Deficit		(10,787,212)	(10,719,987)

		5,090,521	3,864,416

		$ 6,146,052	$ 4,792,396

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

for the three and nine months ended March 31, 2006 and 2005

(Stated in U.S. Dollars)

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005

Sales	$ 1,825,087	$ 1,196,546	$ 4,777,667	$ 3,307,453
Cost of goods sold	1,381,408	926,784	3,659,551	2,557,538

Gross profit	443,679	269,762	1,118,116	749,915

Operating expenses
Research and development	45,856	22,353	77,188	66,580
Amortization – plant and equipment	14,897	14,897	42,299	64,171
Amortization – trademark and technology costs	31,250	31,251	93,750	93,753

	92,003	68,501	213,237	224,504

Administrative expenses
Accounting and audit fees	12,434	2,225	42,905	8,557
Consulting	2,160	22,939	8,980	76,254
Filing Fees	11,565	18,857	20,734	39,796
Insurance	46,304	12,135	64,197	19,887
Interest and bank charges	116	18	471	-
Interest on long-term debt	7,551	9,204	20,195	28,343
Legal fees	15,642	17,819	43,682	61,841
Office and miscellaneous	12,163	10,151	41,781	26,306
Sales marketing and investor relations	26,270	44,877	188,599	143,900
Stock-based compensation – Note 3	21,939	-	198,508	684,171
Telephone	3,551	1,925	10,106	5,437
Transfer agent fees	2,334	-	10,478	-
Travel, promotion, trade shows	15,150	9,363	35,860	26,529
Wages and management fees – Note 4	172,835	72,835	358,116	196,934

	350,014	222,348	1,044,612	1,317,955

Income (loss) from operations	1,662	(21,087)	(139,733)	(792,544)

…/cont’d

SEE ACCOMPANYING NOTES

Continued

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

for the three and nine months ended March 31, 2006 and 2005

(Stated in U.S. Dollars)

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005

Other items:
Foreign exchange gain (loss)	-	-	(1,536)	-
Other Income	59,225	9,814	74,044	23,652

	59,225	9,814	72,508	23,652

Net income (loss) for the period	60,887	(11,273)	(67,225)	(768,892)

Deficit, beginning of the period	(10,848,099)	(10,462,699)	(10,719,987)	(9,705,080)

Deficit, end of the period	$ (10,787,212)	$(10,473,972)	$ (10,787,212)	$ (10,473,972)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.03)

Weighted average number of shares
outstanding	29,276,871	25,045,637	28,645,460	24,722,826

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended March 31, 2006 and 2005

(Stated in U.S. Dollars)

(Unaudited)

	Nine months ended
	March 31,
	2006	2005

Operating Activities
Net loss for the period	$ (67,227)	$ (768,892)
Changes not involving cash:
Amortization – plant and equipment	42,299	64,171
Amortization – trademark and technology	93,750	93,753
Stock-based compensation	198,508	196,934
Changes in non-cash working capital:
Accounts receivable	(194,388)	164,874
Prepaid expenses	(31,337)	(16,853)
Inventory	50,058	(167,714)
Accounts payable	175,968	46,294

Cash provided by (used in) operations	267,631	(387,433)

Investing Activities
Patent	(21,950)	-
Acquisition of plant and equipment	(1,408,007)	(997,650)

Cash used in investing activities	(1,429,957)	(997,650)

Financing Activities
Bank indebtedness	-	(100,500)
Long-term debts	(15,922)	(13,695)
Capital lease obligations	(32,493)	(60,779)
Common shares issued for cash, net of share issue costs	1,059,854	3,107,783

Cash provided by financing activities	1,011,439	2,932,809

Effect of exchange rate changes on cash	34,968	40,094

Change in cash during period	(115,918)	1,587,820

Cash and cash equivalents, beginning of the period	1,275,944	486,135

Cash and cash equivalents, end of the period	$ 1,160,025	$ 2,073,955

Supplementary cash flow information:
Cash paid for:
Interest	$ 20,195	$ 28,343

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period ended March 31, 2006

(Stated in U.S. Dollars)

	Common Stock		Additional	Other
	Issued		Paid-in	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, June 30, 2004	22,974,855	$ 11,245,077	$ 42,907	$ (83,838)	$ (9,705,081)	$ 1,499,065
Issued for cash pursuant to a private placement	2,400,000	1,152,000	-	-	-	1,152,000
	1,470,000	1,249,500	-	-	-	1,249,500
Less: issue costs	-	(24,809)	-	-	-	(24,809)
Issued for cash pursuant to the exercise of share purchase options -at $0.0765	510,000	38,994	-	-	-	38,994
-at $0.2077	225,000	46,737	-	-	-	46,737
-at $0.6051	10,000	6,051	-	-	-	6,051
Issued for cash pursuant to the exercise of share purchase warrants	180,000	119,106	-	-	-	119,106
Cancellation of escrow shares	(124,530)	-	-	-	-	-
Stock-based compensation charges	-	-	718,920	-	-	718,920
Reclassification of stock-based compensation charges upon exercise of share purchase options	-	66,084	(66,084)	-	-	-
Foreign currency translation adjustment	-	-	-	40,791	-	40,791
Reclassification as a result of a change in accounting policy	-	-	32,967	-	(32,967)	-
Net loss for the year	-	-	-	-	(981,939)	(981,939)

Balance, June 30, 2005	27,645,325	13,898,740	728,710	(43,047)	(10,719,987)	3,864,416

Issued for cash pursuant to the exercise of share purchase warrants -at $0.6136	250,000	153,394	-	-	-	153,394
-at $0.6271	717,000	449,663	-	-	-	449,663
-at $0.6427	100,000	64,343	-	-	-	64,343
-at $0.6270	410,000	257,053	-	-	-	257,053

…/cont’d

SEE ACCOMPANYING NOTES

Continued

INTERNATIONAL BARRIER TECHNOLOGY INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period ended March 31, 2006

(Stated in U.S. Dollars)

	Common Stock		Additional	Other
	Issued		Paid-in	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Issued for cash pursuant to the exercise of share purchase options - at $0.6870	110,000	75,935	-	-	-	75,935
- at $0.4427	27,500	12,160	-	-	-	12,160
- at $0.6534	55,100	36,411	-	-	-	36,411
- at $0.4358	25,000	10,895	-	-	-	10,895

Reclassification of stock-based compensation charges upon exercise of share purchase options	-	94,023	(94,023)	-	-	-
Foreign currency translation adjustment	-	-	-	34,968	-	34,968
Stock-based compensation charges	-	-	198,508	-	-	198,508
Net loss for the period	-	-	-	-	(67,225)	(67,225)

Balance, March 31, 2006	29,339,925	$ 15,052,617	$ 833,195	$ (8,079)	$ (10,787,212)	$ 5,090,521

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Stated in U.S. Dollars)

(Unaudited)

Note 1

Interim Reporting

While the information presented in the accompanying nine months to March 31, 2006 financial statements is unaudited, it includes all adjustments which are, in the opinion of management necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2005.

Operating results for the nine months ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ending June 30, 2006.

During the nine months ended March 31, 2006, the Company changed from Canadian generally accepted accounting principles (“GAAP”) to United States GAAP and changed it reporting currency from Canadian dollars to United States dollars.

Note 2

Share Capital

Escrow:

At March 31, 2006, there are 48,922 shares held in escrow by the Company’s transfer agent. The release of these shares is subject to the direction or determination of the relevant regulatory bodies.

Commitments:

Stock-based Compensation Plan

At March 31, 2006, the Company has granted directors, officers and consultants stock options to purchase 2,320,900 common shares of the Company.

International Barrier Technology Inc.

Notes to the Interim Consolidated Financial Statements

March 31, 2006

(Stated in U.S. Dollars)

(Unaudited) – Page 10

Note 2

Share Capital – (cont’d)

Commitments: – (cont’d)

Stock-based Compensation Plan – (cont’d)

A summary of the status of company’s stock option plan for the nine months ended March 31, 2006 is presented below:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Outstanding, June 30, 2005	1,868,500	$0.52
Exercised	(217,600)	$0.61
Granted	670,000	$0.74

Outstanding, March 31, 2006	2,320,900	$0.57

Exercisable, March 31, 2006	2,125,900

The following summarizes information about the stock options outstanding at March 31, 2006:

	Exercise	Expiry
Number	Price	Date

50,000	$0.90	April 29, 2006
57,500	$0.44	May 2, 2007
150,000	$0.66	July 19, 2007
400,000	$0.80	October 6, 2007
20,000	$0.50	February 23, 2008
428,500	$0.09	March 5, 2008
120,000	$0.69	March 6, 2008
1,094,900	$0.65	August 24, 2009

2,320,900

During the nine months ended March 31, 2006, a compensation charge associated with the grant of stock options in the amount of $198,508 (2005: $684,171) was recognized in the financial statements.

International Barrier Technology Inc.

Notes to the Interim Consolidated Financial Statements

March 31, 2006

(Stated in U.S. Dollars)

(Unaudited) – Page 3

Note 2

Share Capital – (cont’d)

Commitments: – (cont’d)

Stock-based Compensation Plan – (cont’d)

All stock-based compensation charges have been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

	Nine months ended
	March 31,
	2006	2005

Expected dividend yield	0.0%	0.0%
Expected volatility	70.48%	85%
Risk-free interest rate	4.50%	2.00%
Expected terms in years	2 years	5 years

Warrants

At March 31, 2006, the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

	Exercise	Expiry
Number	Price	Date

1,253,000	$0.92	August 20, 2006
1,890,000	$0.64	March 22, 2007

3,143,000

Note 3

Related Party Transactions

The Company was charged the following by directors of the Company or private companies with common directors during the three and nine months ended March 31, 2006 and 2005:

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005

Wages and management fees	$ 69,176	$ 23,174	$ 137,093	$ 124,002

International Barrier Technology Inc.

Notes to the Interim Consolidated Financial Statements

March 31, 2006

(Stated in U.S. Dollars)

(Unaudited) – Page 4

Note 4

Trademark and Technology Rights

	March 31,	June 30,
	2006	2005

Trademark and technology rights – at cost	$ 1,000,000	$ 1,000,000
Less: accumulated amortization	(229,171)	(135,421)

	$ 770,829	$ 864,579

Note 5

Subsequent Event

Subsequent to March 31, 2006, the Company issued 50,000 common shares at $0.09 per share for total proceeds of $4,500 pursuant to the exercise of share purchase options.

Note 6

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

         CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains forward-looking statements.  These statements may be identified by the use of words like “plan”, “expect”, “aim”, “believe”, “project”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and similar expressions in connection with any discussion, expectation, or projection of future operating or financial performance, events or trends.  In particular, these include statements about the Company’s strategy for growth, marketing expectations, product prices, future performance or results of current or anticipated product sales, interest rates, foreign exchange rates, and the outcome of contingencies, such as potential joint ventures and/or legal proceedings..

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

Discussion of Operations and Liquidity

Barrier’s financial statements historically have been filed with both the SEC (USA) and SEDAR (Canada).  However, beginning with Form 10-QSB for the second fiscal quarter, the consolidated financial statements will be disclosed in US Dollars and prepared in accordance with US Generally Accepted Accounting Principals (USGAAP).  Barrier’s filings with the SEC will consist of auditor-reviewed quarterly consolidated financial statements on Form 10-QSB and annual audited financial statements on Form 10-KSB.  Barrier will continue to file the consolidated financial statements with SEDAR in Canada.

Sales reported for the third quarter of Fiscal 2006 were $1,825,087 up 53% from the same period last year.  Year-to-date sales, for the nine-month period ending 3/31/2006 were $4,777,667, an increase of 44.5% from last year’s nine-month total of $3,307,453.  Gross profit has improved to $443,679 from a three-month total of $269,762 in the previous year.  Nine-month year-to-date gross profit grew to $1,118,116 from last year’s nine-month total of $749,915, a 49% increase.  Gross margin, as a percentage of sales revenue in the nine-month period has improved to 23.4%.  The gross margin for the three-month period was 24.3%.

Sales, as measured by surface volume of product shipped for the quarter, were 2,155,400 sq.ft.: an increase of 58% from the 1,361,100 sq.ft. shipped during the same period the previous year.  Nine-month shipment volumes have grown to 5,626,900 sq.ft. from 3,857,900 sq.ft. the previous year: an increase of 46.0%.

Sales to Mulehide Products, Inc., Barrier’s business partner in the commercial modular business segment, accounted for 43% of the total volume shipped over the nine-month period.  Last year during this period, sales to MuleHide accounted for 36% of sales.  Sales to Mulehide began early in Calendar 2004 and the success of the product in servicing commercial modular builders has been impressive.  The private labeled Blazeguard product, Mulehide FR Deck Panel, is an essential component of an Underwriters Laboratories, Inc. assembly listing for fire rated roofs in commercial modular buildings.  Barrier anticipates that this market will continue to provide an opportunity for sustained growth and will also provide the basis for the development of other markets, such as fire rated residential roof assemblies, during Calendar 2006.

A significant quarterly year-to-year sales volume increase was also experienced in Florida, where sales volume improved from 510,000 to 1,118,100 sq.ft., an increase of 119%.  Nine-month performance improved to 2,444,800 sq.ft.: an increase from the 1,485,100 sq.ft. shipped in the same period the previous year.  Florida remains the number one regional market for Blazeguard’s multifamily roof deck market.  Florida represents 43% of total sales volume and 76% of non-MuleHide sales.  Barrier has two active independent sales representatives covering the Florida geography insuring that this market will continue to be well serviced and provide significant sales.

Barrier now sells carload quantities of Blazeguard directly to four large distribution yards in Florida that previously had been required to purchase through the local wholesaler.  These distribution centers are Builders First Source, Inc. (BFS); Stock Building Supply, Inc.; 84 Lumber Company; and Jones Lumber Company.  Not only will direct sales to these organizations in Florida continue to help Blazeguard be priced competitively, their national presence with hundreds of locations all over the U.S. will help Barrier attain its goal of increasing market share in Midwestern and western states.

Volumes shipped to the mid-Atlantic region (coastal states from New Jersey south through South Carolina) declined 69% in the nine-month period.  Volume decreased to 556,400 sq.ft. from 940,300 sq.ft. the previous year: a decrease of 383,900 sq.ft.  While this decrease is due, in part, to a modest decline in housing starts in the region, Barrier believes that the independent sales representative in the region was spread to “thin” and needed additional support.  For that reason, a second representative was added as of 1/1/2006.  The new representative will cover the northern part of the region (New Jersey, eastern Pennsylvania, Maryland, and northern Virginia).  Barrier anticipates that these two independent representatives, working with the existing distribution network in the region, will reverse the trend and add significant sales in the second half of this fiscal year.

In July 2005, Barrier hired an experienced sales manager to help administer the national sales program out of the Watkins office and also to help develop the mid-western market for Blazeguard sales.  Mr. James Kleinke has been working diligently to add sales through the introduction of Blazeguard to mid-western building products distributors and builders.  During this period, Mr. Kleinke has successfully engaged local Stock Building Supply distribution yards, among others, to become local stocking distributors of Blazeguard.  There are now at least fifteen builders that have elected to use Blazeguard as their product of choice on townhome building developments.

Sales to the mid-west region through 3/31/2006 were 161,400 sq.ft.  Barrier expects to grow this regional market to volumes similar to those being shipped into Florida.  While the total amount of multifamily starts are lower in the mid-west region than in Florida, Barrier anticipates greater market share penetration because of the proximity of Blazeguard manufacturing to the market and the resulting transportation and service advantages over competitive products.

Cost of goods sold in the three-month period increased to $1,381,408 from $926,784 and to $3,659,551 from $2,557,538 for the nine-month period ending 3/31/2006.  This is directly related to the higher volume of production and shipments.  Average direct costs per sq.ft. of production (including the substrate) was consistent for the respective nine-month periods year to year.  Comparisons of aggregate square foot production costs, however, now need to take into account the percentage of MuleHide “C” panel produced.  This is because the Mulehide C panel (which comprises approximately 90% of MuleHide’s total orders), has a lower treatment weight than Barrier’s traditional Blazeguard panel.  Since the percentage of volume shipped to MuleHide, relative to total sales, was significantly higher in the current nine months relative to the same period in the previous year, a lower average cost of production had been expected.

With the average cost of goods sold remaining constant year to year, a declining efficiency in labor and/or materials costs is indicated Barrier has been building a new production line while the existing line has continued to run at historically record volumes.  While vendor labor is a significant proportion of the total cost of developing the new line, existing Barrier labor has been used extensively in a way that the total costs of construction are minimized.  A result of this shared labor, and the necessity to utilize part-time, “fill-in” temporary staff, has been a reduction in the efficiencies of production.

Barrier is confident that as the line project comes to a close, and labor becomes proficient in its use (estimated by mid-2006), efficiencies will improve: both in the cost of labor and in material costs.  Reductions in the average cost of goods sold will be a result of not only the completion of the work required to develop the new line, but also because the new line has been designed to run much faster and with greater efficiency than the old line.  While the number of required workers on the new line will be similar to the old line, the designed production capacity of the new line will be more than twice that of the old line.  Waste (materials lost as a result of the production process) is expected to fall to less than half of that experienced on the old line.

Operating expenses were higher in the three-month period reported.  Operating expenses in the three-month period rose to $92,003 from $68,501 and fell to $213,237 from $224,504 in the nine-month period respectively.  Barrier anticipates additional R&D related testing as the new line becomes operational and new market applications are explored.

Amortization is slightly lower in this period because some of the equipment on the old line and in the Watkins office area has now been completely depreciated.  An increase in the non-cash charge for depreciation/ amortization will occur when the new line construction project is complete and the line is brought into production.  The amortization of the world-wide Pyrotite technology (including patents, technical know-how, and trademarks) began when Barrier purchased it in 2004 and will continue at existing rates until it is fully depreciated (eight years).

Administrative expenses in the reported three-month period increased to $350,014 from $222,348 for the same period last year. For the nine-month period administrative costs declined from $1,317,955 to $1,044,612. In the previous year, Barrier was required to begin to report a line item entitled “stock-based compensation”. This figure is an estimate of the value of stock options awarded to management and key personnel as a portion of their total compensation package (see section: Critical Accounting Estimates below).  Since options are typically granted with a redeemable stated value less than the current market value, a formula is used to charge the company the difference.  While this reporting is a new requirement, and a true reflection of value the company is granting to key personnel, it is a “non-cash” item that does not directly impact operational performance.

Administrative expenses, net of stock based compensation, for the three- month period ending 3/31/2006 was $328,075, an increase from $222,348 the previous year.  For the nine-month period administrative expenses, net of stock based compensation was $846,104 this year versus $633,784 last year.  While the totals are higher, administrative costs per sq. ft. stayed constant at $0.15 per sq. ft. for the three-month period and fell from $0.16 to $0.15 per sq.ft. for the nine-month period.  As volumes continue to increase, a further reduction in the average cost of administrative expense per sq.ft. produced is expected.  Barrier expects the reduction in the average cost of administration to have a significant impact on bottom line performance in future reporting periods.

Accounting and audit fees are up considerably in both the three and nine month period just ended. Accounting requirements have increased significantly with the enactment of the Sarbanes-Oxley Act and the result is indicated in this reporting period.  Insurance costs have increased due to the purchase of a Directors and Officers insurance policy.  In addition, the increase in sales volumes led to additional coverage requirements. Nine month insurance costs have risen to $64,197 from $19,887 the previous year.

Travel, promotion, and trade show expenses are higher as a result of increased activity and the fact that Barrier has added a sales manager.  Wages and management fees for the nine-month period have grown to $358,116 from $196,934 reflecting the addition of professional staff including a new General Operations Manager (Ms. Jan Loebel) as well as the new Sales Manager position (Mr. James Kleinke).

Legal fees are lower, and have fallen to $43,682 from $61,841 for the nine-month period.  Legal fees, however, are expected to increase slightly in the next period because of patent work being performed in support of the new line and developing process technology.  Barrier continues to invest significant resources in sales, marketing, and investor-relations activities.  Web based initiatives have been increased as Barrier is in the midst of a web-site improvement project.  Personnel resources have recently been reallocated with a Director of Investor Relations being added to the Watkins, Minnesota staff.  Further announcements related to this realignment can be expected in future communications.

Barrier assisted MuleHide Building Products in their participation in the Modular Builders Institute (MBI) annual trade show and conference. The MBI was held in March 11-14, 2006 in Jacksonville, FL.  Trade shows serve to increase product and market awareness of Blazeguard®, the Pyrotite™ technology, and Barrier’s corporate achievements.

Barrier will continue to expand upon its shareholder and customer communication programs to ensure the public is informed about business development and emerging opportunities.  In addition, Barrier has been featured on ongoing regional cable broadcasts of the television show, “Business and Beyond”.  Business and Beyond is an ongoing business information show produced by Platinum Television and hosted by the famous Fox TV broadcaster, James Brown.  The Business and Beyond show will soon be scheduled for a national CNBC time slot to be broadcast prior to the end of this fiscal year.  By the end of the shows running, it will have been aired at least 100 times on regional cable in addition to the guaranteed national broadcast.

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

Other items reported herein include $7,779 in interest income for the three-month period and $18,645 for the nine-month period ending 3/31/2006.  Additionally, Barrier received $51,446 in royalty fees from Pyrotite Corporation for the three-month period and $55,399 for the nine-month period.  Pyrotite Corporation reserved the rights to “integrally” treated OSB when Barrier purchased the worldwide patents and Pyrotite technology in 2004.

Pyrotite Corporation entered into a sales agreement with an OSB producer during this fiscal quarter.  Pyrotite has disclosed to Barrier that future royalties, based on sales of Pyrotite “substances”, can be expected while the OSB producer continues their quest to develop and market an integrally treated, fire-resistant OSB product.

Net income of $60,887 is reported here for the three-month period ending 3/31/2006, whereas in the same period in 2005, a loss of $11,273 was reported.  A net loss of $67,225 is reported here for the nine-month period, whereas in the same period in 2005, a loss of $768,892 was reported.  Net nine month income, without accounting for stock based compensation was a positive $131,283 in the nine months ending 3/31/2006 versus a loss of $84,721 in the same period ending in 2005.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the eight most recently completed quarters:

	Mar 31 2006	Dec 31 2005	Sept 30 2005	June 30 2005	Mar 31 2005	Dec 31 2004	Sept 30 2004	June 30 2004

Volume shipped (MSF)	2155.4	1820.2	1,651.4	1,305.9	1,361.1	1,290.6	1,206.3	1,278.3
Total Revenues (000$)	1.825	1.611	1.342	1.069	1.196	1.041	1.070	1.182
Operating Income	1.7	(187.5)	46.1	(332.6)	(21.1)	(210.3)	(473.0)	(10.3)
Net income (loss)	60.9	(183.9)	55.8	(213.0)	(11.3)	(113.1)	(644.6)	(10.4)
Per Share	(0.00)	(0.01)	(0.00)	(0.01)	(0.00)	(0.00)	(0.03)	(0.00)
Per share, fully diluted	N/A	N/A	(0.00)	N/A	N/A	N/A	N/A	N/A

Sales volumes continue to increase in a significant way.  Sales volume shipped in the most recent quarter was the highest in Barriers history and 18% higher than the record set in the second quarter of this fiscal year.  Volume of product shipped in the nine-month period ended 3/31/2006 was 1,769,000  sq.ft. greater than in the nine-month period ending 3/31/2005: a year-to-year increase of 46%.  Since Barrier’s financial performance is ultimately driven by production volume and efficiency, this rate of sales volume growth is very significant and will ultimately result in higher future profits.

Capacity limits for production based on the “existing” line, however, are being reached.  The continuation of significant increases in sales volume will eventually be limited by the existing lines production limit.  Further increases in product shipments are dependent upon the successful startup of the new production line (estimated by mid-2006).  Additionally, new market geographies, and new product application introduction initiatives have already been launched in an effort to “pre-sell” added capacity.

Selected Annual Information

The following financial data is for the three most recent years ended June 30:	2005	2004	2003
Total Revenue	$4,376.5	$3,035.3	$1,516.3
Net income (loss)	(981.9)	(308.8)	(68.8)
Per share	(0.04)	(0.02)	0.00
Per share, fully diluted	(0.04)	(0.02)	0.00
Total assets	4,792.4	2,668.5	953.5
Total long-term financial liabilities	637.6	703.7	770.2
Cash dividends declared per share	Nil	Nil	Nil

New product and market development initiatives continue to provide opportunities for sales expansion and growth.  Fire testing in support of new product development was completed at Intertek Laboratories (formerly Omega Point Laboratories) in Elmendorf, TX.  Barrier successfully passed Class A flame spread tests (ASTM E-84) performed on sample boards produced on the new line.  These tests demonstrated that the Blazeguard product being produced on the new line performs at least as well as that produced on the old line.  Modifications to the Quality Control Manual have been completed and authorized so that when the new line is capable of having production runs, the testing and follow-up QC requirements are in place.  This will allow Barrier to label and market the Blazeguard product produced on the new line in accordance with building code requirements.

Barrier also performed an initial R&D fire test on a two-hour fire-rated roof-truss assembly designed to be marketed to the same builders utilizing Blazeguard in multifamily roof decks.  While the test results did not completely satisfy the requirements for the introduction of such an assembly, the initial test provided the impetus to redesign and do a follow-up test later in this fiscal year.  Preliminary market research has indicated that this application may have a large demand all over the United States.

Progress continues to be made in engineering a modified Class A commercial modular roof deck assembly in cooperation with MuleHide Products Inc.  The modified Class A system is being developed to satisfy requirements for portable classrooms in California. California uses more portable classrooms than any other state in the US.   Since California’s specifications are among the most stringent in the US, satisfying California requirements will enable a modular classroom manufacturer to sell the design in nearly every state desiring portable classroom buildings.  Additionally, the improvements in the Class A system will provide the basis for other Class A roof assembly applications such as wood deck commercial and residential areas prone to wildfires.

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

Structural Insulative Panels (SIP’s) was a significant business for Blazeguard from 1996 – 1999.  A non-uniform surface appearance of the coating applied by the existing production line, however, created insurmountable issues in marketing the product as an exposed interior wall surface.  The new line will allow Barrier to more successfully produce products to an acceptable interior panel standard.  Barrier anticipates a renewed interest in Blazeguard into the SIP’s market by mid year 2006.

Significant progress continues to be made in marketing Blazeguard enhanced Class C roof deck assemblies to modular building manufacturers all over the US.  These portable and modular buildings are being used as temporary shelters and construction trailers in Louisiana and other areas impacted by hurricane Katrina.  Barrier, and its partner in this development endeavor, MuleHide Products, Inc., believes that the growth of this business will continue to be strong throughout 2006 and beyond.

Roof decking for multi-family residential buildings is Barrier’s largest and most stable existing market application, and to date, represents the majority of sales.  Florida continues to be the most important U.S. geography for multifamily roof deck markets for Blazeguard and sales there continue to grow as Blazeguard gains market share.  Barrier is now leveraging the success in Florida by making presentations to the same companies utilizing Blazeguard in Florida to their regional offices in southern California, Minnesota, and the Dakotas.  Barrier is currently seeking to add sales representation for this application in southern California, Arizona, and Texas.  Barrier management expects sales to multi-family residential construction to grow significantly as builders in these targeted areas become aware of the positive attributes of Blazeguard and begin to choose it as their preferred fire-rated sheathing.

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

Barrier is also exploring various configurations of the process technology that will enable individual manufacturing customers to place small treatment lines in their own facilities.  These small-scale processing lines will be designed to satisfy the individual’s independent need for product treatment.  The licensing agreements will be designed to: protect the technology, prohibit competition, and provide for royalties to be paid to Barrier on an ongoing basis.

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

Financial position & financings.  During the nine-month period, Barrier issued a total of 1,694,600 common shares for proceeds totaling $1,153,877 as follows:

a.   25,000 common shares at $0.44 per share and 192,600 common shares at $0.65 per share pursuant to the exercise of share purchase options; and

b.  967,000 common shares at $0.62 and 410,000 common shares at $0.61 per share and 100,000 common shares at $0.64 pursuant to the exercise of share purchase warrants.

Barrier ended the period with a working capital surplus of $1,383,892.

Related Party Transactions

During the nine months ended 3/31/2006, the Company incurred wages and management fees of $137,093 with directors of the Company and companies with common directors.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of 3/31/2006:  29,339,925 common shares at $15,052,617

Issued as of 5/09/2006:  29,389,925 common shares at $15,057,117

The following summarizes information about the stock options outstanding at 3/31/2006 reflected in US dollar currency:

	Exercise	Expiry
Number	Price	Date

50,000	$0.90	April 29, 2006
57,500	$0.44	May 2, 2007
150,000	$0.66	July 19, 2007
400,000	$0.80	October 6, 2007
20,000	$0.50	February 23, 2008
428,500 120,000	$0.09 $0.69	March 5, 2008 March 6, 2008
1,094,900	$0.65	August 24, 2009

2,320,900

At 3/31/2006, the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

	Exercise	Expiry
Number	Price	Date

1,253,000	$0.92	August 20, 2006
1,890,000	$0.64	March 22, 2007

3,143,000

Critical Accounting Estimates

Stock-based Compensation Charge and Expense

As described in Note 2 to the audited annual financial statements dated 6/30/2005, the Company records stock-based compensation expense in respect to the fair market value on newly issued stock options.  This fair market value of the stock options is estimated at the date the stock options are granted using the Black-Scholes option-pricing model.  The related stock-based compensation expense is recognized over the period in which the options vest.  In addition, this is a non-cash compensation charge and the cash flow effects are realized only at the time of exercise.

Other Matters

As at March 31, 2006, the Company does not have any off-balance sheet arrangements to report.

Legal proceedings: In late December 2005, the Company was notified of a pending lawsuit in the state of New Jersey whereupon a town-home association which utilized Blazeguard in a roof replacement project in 1996 is claiming damages resulting from Company product failure.  The Company is insured against such damages and has documented that incorrect product installation by the customer and the customer’s builder was the cause of the subsequent water damage.  The Company anticipates no material impact.

The Directors and the management of the Company know of no other material, active or pending, legal proceedings against them; nor is the Company involved as a plaintiff in any other material proceeding or pending litigation.  The Directors and the management of the Company know of no active or pending proceedings against anyone that might materially adversely affect an interest of the Company.

Subsequent to 3/31/2006, 50,000 stock options were exercised at $.09 per share amounting to total proceeds of $4,500.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         a. 1.  During the nine months ended 3/31/2006, 1,477,000

                share purchase warrants (issued in an private placement

                during the prior fiscal year) were exercised,

                raising $924,453.

         a.2.   During the nine-months ended 3/31/2006, 217,600 stock

                option were exercised, raising $135,401.

         b.  No Disclosure Necessary.

         c.  No Disclosure Necessary.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No Disclosure Necessary.

ITEM 5.  OTHER INFORMATION

         a.  Reports on Form 8-K:  File 3-10-2006

1.  Effective February 28, 2006, the Company filed a Registration Statement on Form S-8 with the US Securities and Exchange Commission. This filing related to the Company’s 2002/2003/2004/2005 Stock Option Plans. The purpose of this filing is to “register” the Company’s stock plans; thus, allowing the common shares issued upon the exercise of stock options granted under the plans to be “free-trading” in the United States upon issuance.

2.  On March 6, 2006, International Barrier Technology Inc. announced the filing of a patent application for their unique and innovative "new line" product and production technology. With the filing of the application, Barrier may now claim "patent pending" status and gain protection from product and technology infringements until the patent application process is complete.

3.  On March 7, 2006, International Barrier Technology Inc. granted stock options to consultants of the Company, in the aggregate amount of 120,000 common shares in the capital stock of the Company, at a price of US$0.69 per share exercisable up to and including March 6, 2008.

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

International Barrier Technology Inc. -– SEC File No. 000-20412

Registrant

Date: May 10, 2006          /s/ Michael Huddy

                                Michael Huddy, President/CEO/Director

Date: May 10, 2006          /s/ David Corcoran

                                David Corcoran, CFO/Director