Form 10KSB
period 2006-06-30
INTERNATIONAL BARRIER TECHNOLOGY INC/
filed 2006-10-06
CIK 890543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

         Fiscal Year Ended June 30, 2006

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ________

Commission File Number: 000-20412

INTERNATIONAL BARRIER TECHNOLOGY INC.

(Name of small business issuer in its charter)

_________British Columbia, Canada_______                 _________N/A_________

(State or Incorporation or Organization)                 (IRS Employer ID No.)

750 West Pender Street #604, Vancouver, British Columbia, Canada  V6C 2T7

(Address of principal executive offices)

Issuer’s Telephone Number, 604-689-0188

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Shares without par value.

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      [X] Yes    [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                Yes ___   No xxx

The issuer's revenues for its most recent fiscal year:                $6,604,434

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (OTCBB).

                                            September 15, 2006  =  $18,237,254

Common Shares outstanding at September 15, 2006:  29,414,925 shares

International Barrier Technology Inc.

Form 10-KSB Annual Report

Fiscal Year Ended June 30, 2006

TABLE OF CONTENTS

Introduction                                                              ...3

PART I

PART II

Item 8.  Changes in and Disagreements with Accountants

         on Accounting and Financial Disclosure...........................  58

Item 8A.  Controls and Procedures.........................................  58

Item 8B.  Other Information...............................................  58

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

        Compliance With Section 16(a) of the Exchange Act.................  59

Item 10.  Executive Compensation..........................................  63

Item 11.  Security Ownership of Certain Beneficial Owners and Management

INTRODUCTION

International Barrier Technology Inc. is organized under the laws of British Columbia, Canada.  In this Annual Report, the “Company”, “Barrier”, “we”, “our” and “us” refer to International Barrier Technology Inc. and its subsidiaries (unless the context otherwise requires).  We refer you to the actual corporate documents for more complete information than may be contained in this Annual Report.  Our principal corporate offices are located at 750 West Pender Street #604, Vancouver, British Columbia, Canada  V6C 2T7.  Our telephone number is 604-689-0188 or 604-984-9687.

We file reports and other information with the Securities and Exchange Commission located at 100 F Street N.E., Washington, D.C. 20549; you may obtain copies of our filings with the SEC by accessing their website located at www.sec.gov.  Further, we also files reports under Canadian regulatory requirements on SEDAR; you may access our reports filed on SEDAR by accessing their website at www.sedar.com.

BUSINESS OF INTERNATIONAL BARRIER TECHNOLOGY INC.

International Barrier Technology Inc. develops, manufactures, and markets proprietary fire resistant building materials designed to help protect people and property from the destruction of fire.  The Company uses a patented, non-combustible, non-toxic Pyrotite formulation that is used to coat wood panels and has potential application to engineered wood products, paint, plastics, and expanded polystyrene.  Sales have been US$6.6 million, US$4.4 million, and US$3.0 million during Fiscal 2006/2005/2004, respectively.

FINANCIAL AND OTHER INFORMATION

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in U.S. Dollars (“$”).  In prior fiscal years, the Company was a “foreign private issuer” eligible to file its annual reports on Form 20-F and prepared those prior documents in Canadian Dollars (“CDN$”).

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements, principally in ITEM #1, “Description of Business” and ITEM #6, “Management's Discussion and Analysis or Plan of Operation”.  These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and similar expressions in connection with any discussion, expectation, or projection of future operating or financial performance, events or trends.  In particular, these include statements about the Company’s strategy for growth, property exploration, mineral prices, future performance or results of current or anticipated mineral production, interest rates, foreign exchange rates, and the outcome of contingencies, such as acquisitions and/or legal proceedings.

Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties.  Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, among other things, the factors discussed in this Annual Report and factors described in documents that we may furnish from time to time to the Securities and Exchange Commission.  We undertake no obligation to update publicly or revise any forward-looking statements because of new information, future events or otherwise.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

1.A. History and Development of the Company

Introduction

International Barrier Technology Inc. and its subsidiaries are collectively hereinafter referred to as the “Company”.

Incorporated in July 1986, pursuant to agreements, the Company acquired the rights to the Pyrotite Technology for Canada in July 1986 and for the United States in March 1992.  The Canadian rights and the US rights under the 1992 agreement were voluntarily terminated in January 1996 due to marketing conflict with a corporation which acquired the licensor’s rights to the technology.  A new agreement for the rights in the United States was signed in January 1996 and revised in March 1996.  The Company acquired the world-wide rights to the Pyrotite technology, including: US patents; foreign patent filings; manufacturing know-how; trade secrets, and trademarks pursuant to a March 2004 agreement.  The Company completed construction of a new manufacturing facility in Minnesota, USA in December 1995; the facility was upgraded to include substantial automation, increased capacity and product quality in April/May 2000.

The Company has been involved in the development and manufacturing/marketing of fire-rated building products since 1986, including current products: Pyrotite, a fire-barrier material comprised of the patented formulation reinforced with chopped fiberglass strands and applied by customers directly to wood sheathing designed to prevent ignition and inhibit the spread of flames; and Blazeguard®, a composite fire-rated panel, composed of a coating of the patented formulation adhered to a layer of structural sheathing or oriented strand board (“OSB”).

The Company’s executive office is located at:

 750 West Pender Street #604, Vancouver, British Columbia, Canada  V6C 2T7

 Telephone: (604) 689-0188

 Telephone: (604) 984-9687

 Telephone: (866) 948-0848

 Facsimile: (604) 684-9869.

 e-mail:  info@intlbarrier.com

 website: www.intlbarrier.com

The Company’s registered office is located at:

 1750, 750 West Pender St., Vancouver, BC, Canada  V6C 2T8

 Telephone: (604) 681-1194; and

 Facsimile: (604) 681-9652.

The contact person is:

  David Corcoran, C.A.; Chief Financial Officer/Director.

The Company's fiscal year ends June 30th.

The Company's common shares trade on the TSX Venture Exchange under the symbol “IBH” and on the OTC Bulletin Board under the symbol “IBTGF.OB”.

The Company has 100,000,000 no par common shares authorized.  At 6/30/2006, the end of the Company's most recent fiscal year, there were 29,389,925 common shares issued and outstanding.

History and Development

Incorporation and Name Changes:

The Company was incorporated in British Columbia under the British Columbia Company Act on 7/10/86 under the name “Barrier Technology Inc.”; the name was changed to International Barrier Technology Inc. on 3/11/1996.

Subsidiaries:

The Company has two wholly-owned subsidiaries:

a) Pyrotite Coatings of Canada Inc.

   incorporated in British Columbia on 7/10/1986

b) Barrier Technology Corporation

   incorporated in Minnesota, USA on 5/8/1996

Existing Marketing/Licensing Agreements:

1. Mulehide Products, Inc., Commercial Modular Building Industry

SEC Filing Status:

After Fiscal 2005 yearend, the Company ceased being a “foreign private issuer” eligible to file its Fiscal 2006 Annual Report on Form 20-F; beginning Calendar 2006, the Company began filing Form 10-QSB and Form 10-KSB as its primary disclosure documents.

Financings

The Company has financed its operations through borrowings and/or private issuance of common shares:

Fiscal 2004:

                private placement,      1,000,000 shares, $215,190

                finders fee,              100,000 shares, $ 25,106

                private placement,      1,200,000 shares, $576,307

                private placement,        750,000 shares, $575,584

                stock option exercise     266,500 shares, $ 30,503

                warrant exercise        1,020,000 shares, $594,956

Fiscal 2005:

                private placement,      2,400,000 Units,  $1,152,000

                private placement,      1,470,000 Units,  $1,249,500

                Stock option exercise     745,000 shares, $   91,782

                Warrant exercise          180,000 shares, $  119,106

Fiscal 2006:

                Stock option exercise     267,600 shares, $  140,115

                Warrant exercise        1,477,000 shares, $  924,100

Fiscal 2007-to-date:

                Stock option exercise      25,000 shares, $   11,200

Capital Expenditures

Fiscal 2004:

       $   41,768, purchase of capital assets

       $1,000,000, purchase of trademark and technology rights

Fiscal 2005:

       $1,519,959, purchase of plant and equipment

Fiscal 2006

       $1,682,997, purchase of capital assets

       $   24,104. patent

BUSINESS OVERVIEW

Company Overview

Barrier obtained the Canadian license rights to the patented Pyrotite technology in 1986 with the goal to develop economically feasible alternatives to fire treated wood building products.  Through the license agreement, Barrier had obtained the exclusive right to manufacture, market and sell in Canada, and a “non-exclusive” right to market and sell in the US.  After an initial R&D phase where an effective fire barrier laminate was developed for use with wood panel products, Barrier began an association with the Weyerhaeuser Company late in 1989.

Barrier approached Weyerhaeuser, one of the leading producers of wood products in North America, with the Pyrotite Technology and the opportunity of combining it with wood products for sale in North America.  Barrier and Weyerhaeuser did not have a “joint venture” relationship; but, Barrier granted Weyerhaeuser an exclusive right to sell/market it’s Pyrotite products developed and manufactured by Barrier in Canada.  Weyerhaeuser developed the Blazeguard® product and registered trademark in response to this development.

The association with Weyerhaeuser resulted in the development of the first surface applied fire treatment to pass the stringent fire testing requirements for a “structural” building sheathing.  Weyerhaeuser, as part of this endeavor, tested over 80 other emerging technologies for fire treated wood and concluded Pyrotite technology was superior.  Blazeguard® fire rated sheathing was first introduced to the US building products market by Weyerhaeuser in 1990.  In honor of Blazeguard’s® innovative approach to fire treatment, Barrier and Weyerhaeuser received the coveted “Best of What’s New” award for new technology by Popular Science in 1991.

Although Weyerhaeuser was purchasing all of its Pyrotite laminate from Barrier in Canada, they separately negotiated with Pyrotite Corporation the exclusive right to manufacture and sell in the USA and a “non-exclusive” right to market and sell Pyrotite products in the USA.  As part of a cyclical restructuring in 1992, Weyerhaeuser elected not to pursue Pyrotite manufacturing in the US and agreed to released and sell to Barrier all of its USA rights to the Pyrotite technology and the Blazeguard(R) product, including the trademark registration, and test results.

Once Barrier had secured the US rights to the Pyrotite Technology from Weyerhaeuser, a renegotiation with Pyrotite Corporation was begun.  This renegotiation resulted in a new license agreement dated 4/1/1996, which gave Barrier the singular/exclusive rights to use the patented Pyrotite technology in the US building products industry.  The way in which Barrier utilizes the technology is further delineated in the process-oriented patents.

Barrier now manufactures Blazeguard® in a manufacturing facility constructed in 1995 in Watkins, Minnesota.  Current markets include: multifamily roof deck applications; the thermal barrier for structural insulated panels (SIPs); commercial roof deck applications; fire-rated wall assemblies; roof assemblies in commercial modular buildings; and, specialty markets such as electrical panel boxes for the telecommunications industry.

The term “Pyrotite technology” refers to a patented process of producing fire-resistant building materials.  The term “Pyrotite™” refers to the generic “product/material” that results when all of the ingredients delineated in the patent are mixed together.  When Pyrotite is applied to building products, such as plywood or oriented strand board sheathing (OSB), the original sheathing is rendered “resistant to fire”.  The composite material, the sheathing coated with Pyrotite, has been trademarked Blazeguard® fire-rated sheathing.

The 1996 license obtained by Barrier gave Barrier the exclusive right to use the patented Pyrotite technology in the US building products industry.  In 2005, Barrier purchased all patents and technology associated with the Pyrotite technology from Pyrotite Corporation located in Seattle, Washington.  The purchase served to consolidate all worldwide ownership rights to Blazeguard and Pyrotite into Barrier’s ownership.  Pyrotite retained a license right to “integrally treated” Oriented Strand Board (OSB) and will pay Barrier a royalty on any sales related to this potential business opportunity.  Barrier owns the rights to the registered Trademark “Blazeguard” and has filed for registration of the Trademark Pyrotite.  The way in which Barrier utilizes the technology is how it is delineated in the process-oriented patents.  No one else has the right to use this technology in business related to this, or any other manner.

Mule Hide Products Inc. contract is a supply agreement that stipulates: minimum target volume (2 million sq.ft. per year); a pricing formulae; confidentiality, payment terms, warranties; exclusivity for MuleHide in commercial/modular uses only; and termination terms (60 days notice for any reason).  There are no guaranteed quantities and each order is placed with a separate purchase order.

Production

In order to reduce costs, increase manufacturing productivity, improve Blazeguard® quality, and centralize the sales, marketing and office operations, Barrier has phased out the manual production of Blazeguard® and consolidated operations in a 22,000 sq. ft. production facility in Watkins, Minnesota, USA.  The building was designed to Barrier’s specifications and is serviced by nearby inter-state highways and a spur on CP Rail.  The existing Blazeguard® manufacturing facility is capable of producing 24 million sq. ft. of Blazeguard® annually (on a three @ eight hour shift basis) following product line improvements completed in the spring of 2000.

Barrier added a 15,000 sq. ft. addition to the production facility in 2005.  A second production line, involving improved process technology is currently being constructed in this building addition.  When the new line is complete and running it will have the capacity of producing an anticipated volume of 20 million sq.ft. per eight hour shift.

Competitive Advantage

As would be expected in any industry whose markets are of such importance to human life and safety, the research and development requirements of fire retardant materials for applications in building construction are very costly, time consuming and extensive.  There are very few products in the development and testing stages which are targeted at the same markets as Blazeguard®.  Blazeguard® has obtained code evaluation reports and product listings from BOCA, SBCCI ICBO, Underwriters Laboratories, and Omega Point Laboratories.  Blazeguard® and the Pyrotite technology are protected by patents worldwide.  To the best of Barrier’s knowledge, there are no other products currently available, at a competitive cost to Blazeguard®, that are capable of meeting relevant building code standards in the target markets mentioned.  Barrier believes significant market opportunities continue to exist for Blazeguard® and for Barrier’s Pyrotite technology.

The three major “Model Building Codes” in the United States were consolidated into a single code, the International Building Code (IBC), and ratified by the International Code Congress (ICC) in January 2000.   Products continue to be evaluated for use under the new building code by the three former codes valuation services agencies (ICBO, BOCA, and SBCCI), but these agencies have become divisions of ICC and a single code evaluation services report is now suitable for use all over the United States. Products that had evaluation services reports under the old codes are covered by a “legacy report”, but all products are encouraged to have these legacy reports converted to an ICC-evaluation services report (ICC-ES) as soon as possible. Barrier made application for an ICC-ES in March 2004.  The revised report, ICC ES-1384, which provides Barrier the opportunity to market Blazeguard for code-mandated applications all over the USA, was published in August 2005.  These reports are significant because they are costly and time-consuming to obtain and are only issued to products that have passed the most stringent tests of use and performance.  The evaluation services reports allow local building code officials and building inspectors all over the USA to use evaluated products with confidence.

Products

Pyrotite

Pyrotite is a non-toxic, non-combustible, inorganic fire barrier material designed to prevent ignition and inhibit the spread of flames.  The base component is a powder consisting of a blended mixture of inorganic cementicious components, which, when mixed with a liquid component, cures to form a solid coating with excellent fire barrier properties.  Products have been researched and tested over twenty years utilizing Pyrotite as a coating, an integral treatment, a structural laminate, a foam, and a cured and pulverised powder, mostly in applications to enhance the fire retardant properties of wood construction materials.

The Pyrotite “treatment” developed and currently in use by Barrier is comprised of the patented Pyrotite formulation reinforced with chopped fiberglass strands and applied directly to wood sheathing.  The Pyrotite fiberglass coating bonds to the surface of plywood or Oriented Strand Board (“OSB”).  The coating is chemically inert and does not in any way deleteriously affect the structural properties of the underlying wood.  The composite panel is, in fact, significantly stronger than the substrate to which it has been attached.

Pyrotite’s fire performance characteristics are created by providing both a non-combustible “barrier” between fire and the wood substrate and by releasing chemically bound water molecules in the heat of a fire.  Fire endurance properties are enhanced by the chemically bound water molecules locked in Pyrotite.  These water molecules are held by a crystal structure until they are released and immediately transformed into vapor by the high temperatures in a fire.  Each 4' x 8' sheet of 0.045 Pyrotite has been evaluated to contain approximately 2 quarts of water.  As this water is released the fire is cooled temporarily and the transmission of heat through the panel is significantly decreased.  Since Pyrotite is a “non-combustible” material, flame will not attach to it and the “spread of flame” along the surface of the panel is zero.

During the next few years, Barrier intends to direct available resources to research and development activities focused toward spray-on techniques that can occur “on-the-job” site rather than in a factory.  In addition, Barrier intends to study “mold-injection” processes that will result in panels comprised of pure Pyrotite 1-3” in thickness.  These thick panels will then be tested in fire-resistant wall assemblies rated for three-four hours duration.

Blazeguard®

Product Description.  Blazeguard® derives its performance attributes directly from the patented Pyrotite technology.  Pyrotite is an inorganic, cementicious type compound that acts as a non-combustible shield between fire and wood.  Additionally, the compound binds water in a tightly held molecular bond, which is released only in the heat of a fire.  The water is released as a cooling vapor, absorbing and cooling the heat of a fire.  As a result, wood panel products are able to achieve a Class A, structural flame spread rating (as measured by ASTM E-84 extended to 30 minutes), and the burn-through resistance rating of wood panels is nearly tripled (measured by ASTM E-119).

During fire treatment, unlike less effective pressure-impregnated, FRT products, Blazeguard® experiences no loss of strength: in fact the panel is stronger after it is treated.  It is resistant to periodic wetting, so rainstorms on the job site do not require “redrying” as it does for FRT.  Blazeguard® waste (from board trimmings) is environmentally friendly and safe for landfill anywhere within the United States.  Blazeguard® is easy to handle, install, and is resistant to damage.

Blazeguard® is used in building applications where either a Class A flame spread, or a “burn through” resistance rating is required by building code, or where building owners desire an added sense of protection from fire.  Insurance rates may be reduced if the fire safety of a building is enhanced by materials like Blazeguard®.

It’s made by coating 4’x8’, 4’x9’ or 4’x10’ plywood or OSB panels with a It’s made by coating 4’x8’, 4’x9’ or 4’x10’ plywood or OSB panels with a thin (0.060 - 0.080”) ceramic laminate. OSB in sizes up to 8’ X 24’ can also be treated coated.  Two-sided coating is available.

Locked into the ceramic crystals that make up the laminate of a 4’x8’ sheet of the coating are no less than two quarts of water.  At elevated temperatures, the laminate begins to release water.  As the temperature rises to 600°F, all the water is released.  As the water is released, the fire is cooled significantly slowing its spread.

Applications.  The administering agencies of the International Building Code (IC) rely on certified independent testing agencies to provide unbiased testing and reporting for products being evaluated.  Independent testing laboratories such as Underwriters Laboratories (UL) and Omega Point Laboratories provide the testing and test data required by the evaluation services organizations to conduct their analysis.

Blazeguard has been tested in a variety of situations including fire resistance, flame spread, toxicity, corrosiveness, strength and other criteria deemed important either for building code compliance or for marketing reasons.  When an independent laboratory conducts these tests, and the material passes the relevant test standard, the product may be “certified” as having met the test standard and then “listed” in the independent laboratories catalogues as having met the standard.

Typically, the model building code evaluation services agencies require testing and continuous certification by the independent laboratory to ensure that plant procedures are being followed that insure compliance to the test standards of relevance.  Blazeguard technology and products have been tested by a variety of certified testing laboratories including Underwriters Laboratories and Omega Point Laboratories.  Ongoing “listing services” are currently provided to Barrier by both UL and Omega Point.

Blazeguard® fire rated sheathing is a structural wood panel that has received certification and independent laboratory listings as a fire resistive material as well as, a structural Class A flame spread panel.  Fire resistive ratings refer to the ability of a material (assembly of materials) to inhibit the pass through of heat or fire.  Flame spread rating, in contrast, is the ability of a material to inhibit the spread of fire along its surface.  Since Blazeguard® is rated as both, it has market opportunities in a variety of applications where fire performance is important.

Fire-rated materials are used in building applications if they are required by code, or, if the property owner desires the added security fire resistive materials can provide.  This added sense of security is enhanced by the possibility of reduced insurance premiums often available for fire resistive construction.

While there are a myriad of possible applications for the Pyrotite technology and Blazeguard®, five main areas have been targeted for marketing and sales in the short term (Schedule A).  These markets, which all have fire rated requirements in the model building code, are:

1. Multi-Family Residential Roof Decks

2.  Commercial, Modular Building, Roof-Deck Applications

3. Structural, Insulated Foam Core Panels

4. Fire Resistive, Structural Wall Assemblies

5. Commercial Roof Decks

6. Specialty Applications

Multi-family Residential Roof Decks.  Fire retardant treated ("FRT") wood has been a significant component of building construction in the United States for the past decade.  FRT plywood was permitted to meet fire safety requirements for roof sheathing in many areas of the American Midwest, Northeast, and Southeast, to satisfy fire protection requirements for multifamily residential dwellings such as apartments and town homes as well as institutional and commercial buildings.  It was also used to obtain favorable insurance rates for certain other structures.

FRT plywood is plywood that is impregnated with fire retardant chemicals so that it meets strict standards regarding flame spread and progressive combustion.  Various treatment companies carry out the fire retardant treating of plywood by pressure impregnating the plywood after it is manufactured.

Commercial, Modular Building, Roof Deck Assemblies. Modular building manufacturers are being held to tight standards regarding the fire and wind lift ratings of roof deck assemblies if the buildings are destined to be used commercially. Barrier, in association with Mulehide Products (a leading supplier of roof deck materials to the modular industry), has achieved listings from UL for both a Class A and a Class C assembly for use in high wind zones. The assemblies utilize Blazeguard along with Mulehide glue and rubber membranes. The assemblies are low slope and are primarily used as job site construction offices.

Structural, Insulated Foam Core Panels.  Rigid foam core panels (also known as “structural, insulated foam core panels”, or SIPs) provide the basis for a relatively new form of building construction in the United States.  This building construction is done without the use of the more common 2'x4' stud wall construction.  SIPs are formed by laminating 4”–6” of expanded polystyrene (foam) between two sheets of 7/16” OSB.  Panels may be any size from 4’x8’ to 8’x24’ in dimension.  The structural strength of SIPs is provided in the skin, or “envelope” of the building.  It is in the interconnection of these panels, through splines and/or camlocks, that the strength of the building is actually enhanced over “stud wall” construction.

Advantages of stress skin panel building construction include: improved sheer strength; greater insulation properties (less energy required to heat and cool); less time to construct “in-the-field” (most of the building construction is completed within a factory); and, a closer match to designed building specifications (enhanced ability to precision build within a factory versus in the field).  All of these factors have served to enable SIP engineered buildings to obtain a greater and greater market share of single family and commercial building construction in the United States.

Blazeguard® provides an easily shipped, lightweight, impact resistant, paintable, interior wall surface to be used as the interior thermal wall in SIP production.  Blazeguard®, in this application, replaces the use of gypsum wall board as the interior surface of the wall serving as the thermal barrier that is required.  Pyrotite, effectively is the layer that replaces the sheet rock. The 7/16" OSB remains unaffected as the structural membrane of the wall.  Pyrotite, itself, is more expensive that gypsum wall board, but when on site labor, shipping, and repair costs are taken into consideration, Blazeguard® is a very economic and effective alternative.

Uniform surface characteristics of the Pyrotite in addition to the ability to produce “jumbo” panels (up to 8' x 24'), are very important to the stress-skin panel industry.  Since Pyrotite will provide the interior surface of the walls of the building, having a uniform and attractive surface is considered a necessity for effective marketing in this industry.  Barrier’s semi-automated, direct applied manufacturing line has been engineered to accommodate jumbo panels as well as to provide for a very acceptable interior wall surface.

Blazeguard® has been utilized in a variety of SIP applications in both commercial and light commercial buildings since the execution of the AFM supply agreement in 1996.  These projects have demonstrated Blazeguard’s versatility and value to this industry.

Fire Resistive, Structural Wall Assemblies.  Fire resistance is the ability of a material or an “assembly” of materials to prevent or retard the passage or heat or flame.  A fire resistance rating is the time, in minutes or hours, that a material or an assembly will prevent flame or high temperature (an increase of 325°F) from passing through.  Standard fire tests exist which rate either heat transfer through an individual panel or the longevity of a complete wall constructed and placed “under load”.  These fire tests are among the most stringent with respect to getting building materials accepted for particular uses.  Once completed, however, they provide a very powerful tool for marketing and sales.

Fire resistant wall assemblies are required by code where the containment of fire is desired either between dwellings or “use” units within a building or between structures.  Examples of where rated fire separation walls are required include: the party wall between units in multifamily residential construction; between a garage and living space in all residential buildings; walls in public buildings such as hospitals, day-care centers, and retirement homes; and, the exterior walls of buildings of defined hazardous “use groups”; or, the exterior walls of buildings within five feet of a property line.

The fire resistance rating of many fire-rated wall assemblies in the United States is provided through the use of gypsum wallboard (sheet rock).  Sheet rock is a readily available commodity panel product that is relatively inexpensive ($9-$12 per sheet).  As an alternative to Blazeguard®, 1/2" sheet rock has very similar “burn through” ratings at less than one half the material cost per sheet.  Gypsum wallboard, however, is difficult to handle in some applications and damages easily in use.  Labor cost savings are provided when Blazeguard® is used in some applications which have been shown to offset some of the additional materials cost in comparison to sheetrock.  Generally if both sheetrock and plywood have been designed into a wall Blazeguard® has been found to be a lower cost alternative (labor included).

Gypsum wallboard has poor impact resistance and has very low structural strength.  Gypsum wallboard, therefore, is only used in structural, load-bearing walls, or in walls that require impact resistance, if it is used in combination with structural sheathing or in combination with bracing techniques such as “sway” or corner bracing.  FRT is not utilized in fire resistive assemblies because its resistance to “burn through” is actually no better, and sometimes less, than untreated plywood.

For this reason, FRT cannot compete with Blazeguard® as an alternate structural component in these fire-rated wall assembles.  Blazeguard® is attractive to builders because it provides structural strength, impact resistance and fire resistance all in a “one-step” application process.  Additionally, Blazeguard® withstands the dynamics of the jobsite environment (rain, heat, and handling) better than either sheetrock or FRT.

Commercial Roof Decks.  Most of the materials utilized to build the roof decks in commercial buildings are required to be “non-combustible”.  There are, however, certain criteria regarding building height, number of stories, square footage, and building use/occupancy that if met, allow the use of alternative products such as FRT as: “...an acceptable material”.  In addition to meeting these very specific criteria, which are interpreted differently within each code jurisdiction, these alternative products require the approval of the most local building code official when the building plans are submitted.

Blazeguard® has been used as an alternative to FRT plywood in commercial roof deck applications where FRT had been accepted as an alternative to a non-combustible requirement.  Specific projects include a variety of school buildings as well as the roof deck in the Henry Ford Retirement Complex in Dearborn, Michigan, and the Merck Day-Care Center in Maryland.

Specialty Applications.  In addition to such specialty, value added opportunities such as mezzanine floors, and interior liner panels for remote equipment shelters, Blazeguard® also has continuing opportunity in the area of interior wall surfaces (school corridor walls, prisons, hospitals, etc.) and fire rated packaging.  Surface characteristics are important to interior finish walls, as well as shelving and packaging applications.  Tens of millions of square feet of fire resistant and impact resistant building materials are required for this industry annually.  Blazeguard® provides an attractive and economical alternative to fire rated plastics (Class A FRP); fire rated particleboard, and intumescent paints in these markets.

United States vs. Foreign Sales/Assets

During Fiscal 2006/2005/2004, all sales were in the United States.

At 6/30/2006 and 6/30/2005: $4,563,242 and $2,751,355 of the assets were located in the United States and $1,608,934 and $2,041,041 were located in Canada, respectively.

Seasonality

The building products industry in the United States does experience seasonality with housing starts generally depressed in winter months.  Barrier’s Blazeguard® product, however, is sold in housing markets that have excellent winter business, including the state of Florida.  Also, much of the modular housing, including the foam core panel market, performs a considerable amount of their required construction inside factories. Since the work is done within protected environments they tend to be less impacted by the winter season than typical building projects.  Seasonality, therefore, is not considered to be a major impediment to Barrier’s success in the US market place.

Dependency upon Patents/Licenses/Processes

Pursuant to an agreement for sale of technology dated 3/1/2004, between the Company and Pyrotite Corporation, the Company acquired the rights (previously licensed) to certain fire retardant technology and trademarks for $1,000,000.  This purchase price included a $50,000 non-refundable deposit paid during the fiscal year ended 6/30/2003.

These rights and technology included all of the patents that deal with “surface applied” Pyrotite technology. The agreement further acknowledged that Pyrotite Corporation retained ownership of “integral” OSB technology (IPOSB) with a royalty to be paid to Barrier for: gross sales of any IPOBS products or substances manufactured in or sold into the US, by or on the behalf of, Pyrotite Corporation; or, for certain rights or license fees received by Pyrotite Corporation for use of the technology.  Barrier utilizes patented manufacturing technology, as well as manufacturing know-how and trade secrets that have been developed and are closely protected by Barrier.

The manufacturing process for the Blazeguard® product is protected by patents, licenses, contracts for sale and trade secrets in the production process.  International Barrier Technology, Inc. and Barrier Technology Corporation are, in that regard, totally dependent upon these things for success in the business.

All employees are required to sign a Confidentiality Agreement that incorporates a “do not compete clause”.  As these clauses pertain to Barrier’s employees at the US operations, they have been drafted to conform to the strictest interpretation under Minnesota law.

Employees

As of 09/15/2006, the Company had thirty active fulltime employees, including the three Senior Management.  As of 6/30/2006, 6/30/2005, and 6/30/2004, there were 20, 16, and 20 employees (including the Senior Management), respectively.  None of the Company's employees are covered by collective bargaining agreements.

Dependency upon Customers

Fiscal 2006

During Fiscal 2006, the company’s largest customer was MuleHide Products, Inc.  Mulehide is the company responsible for marketing Blazeguard products to the commercial modular roof deck market.  MuleHide purchased 42% of the 7,894,000 sq. ft. of Blazeguard shipped in Fiscal 2006.

The largest market for Blazeguard products in Fiscal 2006 remained roof deck applications in multifamily residential roof deck construction.  Multifamily construction accounted for 57% of total shipments in 2006.  Town home sales are made through building products distribution companies such as Stock Building Supply, Inc., BFS Building Supply, 84 Lumber, Inc., and Logan Lumber Company.  The Florida market was the strongest town home market with 3,215,900 sq. ft. of sales (41% of total sales).  Other town home markets include the Midwest, the mid-Atlantic region (Maryland south through North Carolina), and the northeastern USA (particularly New Jersey and Pennsylvania).  The building products distribution companies mentioned have a presence in all of these areas and are Barrier’s consistent customer throughout these geographies.

Fiscal 2005

During Fiscal 2005, the company’s largest customer was MuleHide Products, Inc.  Mulehide is the company responsible for marketing Blazeguard products to the commercial modular roof deck market.  MuleHide purchased 39% of the 5,163,800 sq. ft. of Blazeguard shipped in Fiscal 2005.

The largest market for Blazeguard products in Fiscal 2005 remained roof deck applications in multifamily residential roof deck construction.  Multifamily construction accounted for 59% of total shipments in 2005.  Town home sales are made through building products distribution companies such as Stock Building Supply, Inc., BFS Building Supply, 84 Lumber, Inc., and Logan Lumber Company.  The Florida market was the strongest town home market with 1,981,800 sq. ft. of sales (38% of total sales).  Other town home markets include the mid-Atlantic region (Maryland south through North Carolina) and the northeastern USA (particularly New Jersey and Pennsylvania).  The building products distribution companies mentioned have a presence in all of these areas and are Barrier’s consistent customer throughout these geographies.

Organization Structure

The Company was incorporated in British Columbia under the British Columbia Company Act on 7/10/86 under the name “Barrier Technology Inc.”; the name was changed to “International Barrier Technology Inc.” on 3/11/1996.  The Company adopted new By-Laws on 12/09/2004 to comply with the new British Columbia Corporation Act enacted on 3/29/2004.

Subsidiaries:

a)  Pyrotite Coatings of Canada Inc.; 100%-Owned

    incorporated in British Columbia on 7/10/1986

b)  Barrier Technology Corporation; 100%-Owned

    incorporated in Minnesota, USA on 5/8/1996

Risk Factors

In addition to the other information presented in this Annual Report, the following should be considered carefully in evaluating the Company and its business.  This Annual Report contains forward-looking statements that involve risks and uncertainties.  The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed below and elsewhere in this Annual Report.

General Corporate Risks

Investors may be disadvantaged because the Company is incorporated in Canada, which has different laws

The articles/by-laws and the laws of Canada are different from those typical in the United States.  The typical rights of investors in Canadian companies differ modestly from those in the United States; refer to the relevant sections which are discussed in Section 9.A.5 and Section 10.B of this Annual Report.  Such differences may cause investors legal difficulties.

U.S. investors may not be able to enforce their civil liabilities against the Company or its directors, controlling persons and officers

It may be difficult to bring and enforce suits against the Company.  The Company is a corporation incorporated under the laws of the British Columbia, Canada.  A majority of the Company's directors are resident outside the United States, and all or substantial portions of their assets are located outside of the United States.  As a result, it may be difficult for U.S. holders of the Company’s common shares to effect service of process on these persons within the United States or to realize in the United States upon judgments rendered against them.  In addition, a shareholder should not assume that the courts of Canada (i) would enforce judgments of U.S. courts obtained in actions against the Company or such persons predicated upon the civil liability provisions of the U.S. federal securities laws or other laws of the United States, or (ii) would enforce, in original actions, liabilities against us or such persons predicated upon the U.S. federal securities laws or other laws of the United States.

Passive Foreign Investment Company (“PFIC”) designation could lead to an adverse tax situation for U.S. investors

U.S. investors in the Company could be subject to U.S. taxation at possibly adverse or higher rates and under a system that might be more complicated and unfamiliar to them.  For example, a U.S investor might be subject to special tax rules with respect to any “excess distribution” received and any gain realized from a sale or other disposition (including a pledge) of that holder's shares. Distributions a U.S. investor receives in a taxable year that are greater than 125% of the average annual distributions received during the shorter of the three preceding taxable years or the holder's holding period for the shares will be treated as excess distributions.  For example, under certain circumstances, a U.S. investor who is an individual might be subject to information reporting requirements and backup withholding, currently at a 28% rate, on dividends received on common shares.  If a U.S. Holder holds shares in any year in which the Company is a PFIC, that holder might be required to file Internal Revenue Service Form 8621.

Risks Relating to Financial Condition

Going concern assumption used by management highlights doubts on the Company’s ability to successfully continue

The Company’s financial statements include a statement that the financial statements of the Company are prepared on a going concern basis, and therefore that certain reported carrying values are subject to the Company receiving the future continued support of its stockholders, obtaining additional financing and generating revenues to cover its operating costs.  The going concern assumption is only appropriate provided that additional financing continues to become available.

The Company’s history of operating losses is likely to continue leading to need for additional potentially unavailable financings and related problems

The Company has a history of losses: ($211,724), ($981,940), and ($308,787) in Fiscal Years 2006/2005/2004.  Despite recent capital infusions, the Company will require significant additional funding to meet its long-term business objectives.  Capital may need to be available to help maintain and to expand marketing of the Company’s products.  The Company may not be able to obtain additional financing on reasonable terms, or at all.  If equity financing is required, then such financings could result in significant dilution to existing shareholders.  If the Company is unable to obtain sufficient financing, the Company might have to dramatically slow marketing efforts and/or lose control of its products.  The Company has historically obtained the preponderance of its financing through the issuance of equity.  There is no limit to the number of authorized common shares, and the Company has no current plans to obtain financing through means other than equity financing and/or loans.  Such losses and the resulting need for external financings could result in losses of investment value.

The Company’s need for additional financing to expand production and conduct marketing efforts could lead to the Company’s inability to continue generating material sales revenue

The Company develops, manufactures, and markets proprietary fire resistant building materials designed to help protect people and property from the destruction of fire.  The Company believes it has sufficient funds to undertake its planned operations and exploration projects during Fiscal 2006.  Small amounts of additional financing may be required to facilitate corporate operational growth and to expand marketing efforts on a short-term basis, however.  Conventional bank financing has been established at a local bank as a $500,000 revolving line of credit.  This line of credit will be used, as necessary, to fund operating capital requirements and marketing activities.  The exploitation of the Company’s products as planned in Fiscal 2007 is not dependent upon the Company’s further ability to obtain financing.  The capital requirements for the new production line being constructed were raised in Fiscal 2005 and Fiscal 2006.

The Company competes with other building materials companies that have similar operations, and many such competitor companies have operations and financial resources and industry experience far greater than those of the Company

Even if the Company maintains a successful marketing program, the Company will still be subject to competition from much larger and financially stronger competitors and such competition may materially adversely affect the Company’s financial performance.  Also, the Company’s need to acquire inventory will require additional financial resources.

Risks Relating to Management and Specific Operations

The Company’s Articles/By-Laws contain provisions indemnifying its officers and directors against all costs, charges and expenses incurred by them

The Company’s Articles/By-Laws contain provisions that state, subject to applicable law, the Company shall indemnify every director or officer of the Company, subject to the limitations of the British Columbia Corporations Act, against all losses or liabilities that the Company’s director or officer may sustain or incur in the execution of their duties.  The Company’s Articles/By-Laws further state that no director of officer shall be liable for any loss, damage or misfortune that may happen to, or be incurred by the Company in the execution of their duties if they acted honestly and in good faith with a view to the best interests of the Company.  Such limitations on liability may reduce the likelihood of litigation against the Company’s officers and directors and may discourage or deter its shareholders from suing the Company’s officers and directors based upon breaches of their duties to the Company, though such an action, if successful, might otherwise benefit the Company and its shareholders.

Key management employees may fail to properly carry out their duties or may leave which could negatively impact corporate operations and/or stock pricing

While developing, manufacturing, and marketing proprietary fire resistant building materials designed to help protect people and property from the destruction of fire, the nature of the Company’s business, its ability to develop a successful sales force, and to develop a competitive edge in the marketplace, depends, in large part, on its ability to attract and maintain qualified key management personnel.  Competition for such personnel is intense and the Company may not be able to attract and retain such personnel.  The Company’s growth will depend on the efforts of its Directors (David Corcoran, Michael Huddy, and Victor Yates) and its Senior Management (President/CEO/Director, Michael Huddy; and CFO/Director, David Corcoran; and Corporate Secretary, Lindsey Nauen).  Loss of these individuals could have a material adverse effect on the Company.  The Company has no key-man life insurance and there are no written agreements with them.

Operational Risks

Barrier’s business is based on the premise that building projects occasionally require fire resistive performance.  Whether based on a requirement of a national or local building code, the possibility for lower insurance rates, or simply the desire for safety by a building owner, Barrier’s health as a manufacturing company is based on a demand for resistive building products.  Any factor that could mitigate the demand for fire resistive construction could have a negative impact on Barrier.  On the other hand, any factor that would increase the demand for fire resistive building products could have a positive impact.

Accomplishing Barrier’s objectives presumes that there will always be a demand for fire-resistant building products.  This demand may be derived either from a mandate in a national or local building code, or simply a desire by a building owner to lower insurance rates or increase his feeling of security related to the building project.  It is felt that the risk of losing business as a result of a relaxation in building code requirements or building owners desire is very low.  On the contrary, it seems that media coverage of fire damage and loss of property and life has only served to increase the awareness of the need for more (not less) fire safety in building products.

Barrier suffers a larger risk in the possibility that a new generation of technology that will impart fire resistance to building products may be developed.  New technology may serve to decrease the demand for Barrier’s Blazeguard product if the new technology proved to impart either better characteristics of fire performance or was found to be less expensive to produce and market than Blazeguard.  Barrier’s management team makes a concerted effort to stay abreast of new technologies as they are being developed.  Barrier does this by staying in close contact with the industry via trade associations (e.g. The National Association of Home Builders, NAHB) and the independent research laboratories that are asked to test these new technologies and products as they are developed.  New technologies require years of testing, not only in development but in use, before they are accepted and “evaluated for use” by the major building code agencies such as The International Code Council (ICC).

Barrier’s business is directly related to housing/building starts in the Unites States.  Any factor resulting in a slowdown of economic activity, especially those that result in an increase in interest rates will have a negative impact on Barrier’s business.  Recently the economic climate in the US has been characterized by periodic and steady increases in interest rates as the Federal Reserve has attempted to manage inflation. This increase in rates has resulted in a minor decline in the rate of housing starts.  However, the rate of starts is still well over historical averages.  While some amount of slowdown is considered imminent for 2007 (compared to 2006 and 2005), the rate of starts will still be at rates well above the ten-year average and close to record levels.  Additionally, Barrier is somewhat protected in minor housing market declines because growth is dependent upon increased market share in geographic areas we are currently not selling in such as Southern California and Texas.  The potential for growth in sales due to improved market share is very high relative to the negative impact of a percentage decrease in housing starts.

Barrier presumes that corporate growth will be funded from positive cash flow, conventional bank loans, and from the occasional sale of equity to generate needed capital.  The business plan, however, anticipates a few years of very rapid sales volume increases.  Companies experiencing rapid growth depend upon solid support both in the market place and in the manufacturing facilities themselves.  Insuring that capital is available to increase production capacity and to provide support materials and training in the market place is essential to success.

Barrier is relatively “thin” in its management and sales team.  As a “start-up” company, Barrier has intentionally kept the number of middle and upper management and sales people at a minimum in an effort to conserve financial resources.  As the company grows it will be essential to have new talent emerging to help provide leadership in the factories of production and in the market place to introduce the products to new markets:  both in geography and in use.  As long as the management/sales team is thin, the impact of losing a key player is very large.  As the company grows and more talent is trained and has gained experience, this risk will be mitigated.

Barrier relies on key relationships with industry leaders to maintain its position in the market place.  Barrier is dependent upon suppliers to provide key elements of production at critical times at reasonable prices.  While the majority of these materials are readily available and abundant, without quality suppliers providing reasonable terms of sales, Barrier would not be able to stay in business: there would be no operating or working goods of production to use in the manufacturing process.

Additionally, Barrier employs four independent sales representatives that are used to generate and maintain market share for their products in their respective territories.  Barrier also has a full-time sales manager who serves as a salesman in the mid-western region and provides support for the independent sales representatives.  Barrier continues to rely primarily on the sales force of the existing distribution network to cover the sales function, but where business has reached a threshold volume, independent representatives (non-employees, working on commission only) are being used to support this business within the area being served.  Independent representatives lessen the impact on sales that could occur if Barrier should lose the assistance of the existing distribution network.  While Barrier remains in a “growth” mode and has kept a relatively “thin” sales and marketing team, dependence upon the distribution network will remain.  Additional sales representatives will be added as business expands and the addition is warranted.

Risks Relating to the Company’s Common Stock

Principal stockholders, officers and directors have substantial control regarding stock ownership; this concentration could lead to conflicts of interest and difficulties in the “public” investors effecting corporate changes, and could adversely affect the Company’s stock prices

The Company’s Senior Management, Directors and greater-than-five-percent stockholders (and their affiliates), acting together, hold approximately 33% of the shares of the Company, on a diluted basis, and have the ability to control substantially all matters submitted to the Company’s stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company’s assets) and to control the Company’s management and affairs.  Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially adversely affect the market price of the Company’s stock.

Employee/Director/Consultant stock options could lead to greater concentration of stock ownership among insiders and could lead to dilution of stock ownership which could lead to depressed stock prices

Because the success of the Company is highly dependent upon its respective employees, the Company has granted to some or all of its key employees, Directors and consultants options to purchase common shares as non-cash incentives.  To the extent that significant numbers of such options may be granted and exercised, the interests of the other stockholders of the Company may be diluted causing possible loss of investment value.

The Company has never declared or paid cash dividends on its common shares and does not anticipate doing so in the foreseeable future

There can be no assurance that the Company’s Board of Directors will ever declare cash dividends, which action is exclusively within its discretion.  Investors cannot expect to receive a dividend on the Company’s common shares in the foreseeable future, if at all.

Low stock market prices and volume volatility for the Company’s common shares create a risk that investors might not be able to effect purchases/sales at prices that accurately reflect corporate value

The market for the common shares of the Company on the OTC Bulletin Board in the United States may be highly volatile for reasons both related to the performance of the Company or events pertaining to the industry (i.e., price fluctuation/technological change/new competitor) as well as factors unrelated to the Company or its industry.  The market prices for computer peripheral products are highly competitive and volatile, which may adversely affect the Company’s ability to raise capital to market existing or new products.  The Company’s common shares can be expected to be subject to volatility in both price and volume arising from market expectations.  Stockholders of the Company may be unable to sell significant quantities of common shares in the public trading markets without a significant reduction in the price of the common shares.

Broker-Dealers may be discouraged from effecting transactions in the Company’s common shares because they are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in “penny stock”.  A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share.  The Company’s shares are quoted on the OTC Bulletin Board in the United States and the TSX Venture Exchange in Canada.  Trading on the OTCBB in the Company’s common shares ranged from $0.50 (low) to $0.95 (high) during the period from 1/1/2005 to 12/31/2005, trading at $0.62 on 9/28/2006.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in the Company’s shares, which could severely limit the market liquidity of the shares and impede the sale of the Company’s shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the US SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s executive offices are located in shares premises of approximately 800 square feet; located at 750 West Pender Street #604, Vancouver, British Columbia, Canada  V6C 2T7.  The Company began occupying these facilities in August 1992.

The Company’s operating and manufacturing facilities are located in leased premises at 510 Fourth Street N., Watkins, Minnesota. Barrier engaged in a 20-year “capital lease” beginning 6/1/1995.  The lease allows Barrier to purchase the facility for a small “transfer fee” once the 20-year lease is up and the industrial development bonds the City of Watkins issued to fund the project are paid in full.

The production plant itself is 22,000 sq.ft. with an ample covered loading dock and an active railroad siding.  Attached to the production plant is an office building containing approximately 2,500 sq.ft. of office space and lunch/locker rooms for the hourly employees.  These premises provide adequate space for the near future.

The manufacturing process includes a batch mixing station, an automated spray apparatus, and a set of infra-red curing ovens. The product being treated is carried automatically through the system on conveying chains and rollers.  The line has been designed to run at a maximum of ten lineal feet per minute.  The line has been designed to run materials through at a net width of eight feet.  At full speed, the line has the capacity to produce approximately 10 million sq. ft. per shift.  On three full shifts, operating at 100 percent efficiency, the existing production line could produce nearly 30 million square feet per year.

Currently, the production line is running between 65% and 70% efficient (6.5 – 7.0 feet per minute).  The slower line speed allows for better quality control and still more than adequately allows Barrier to produce the required amount of product that has been sold to date.  Barrier has recently begun the construction of a new production line in 15,000 sq.ft. of new building space being added to the existing building. The new line will be higher speed and capacity, but will only run boards that are 4 feet in width. Jumbo, and other specialty products (including samples), will be run on the existing line. The new, high-speed line will be capable of running an estimated 15 million sq.ft. of production capacity on a single shift when it is completed in September 2004. It is expected that this new capacity will improve operating efficiencies, as well as product uniformity. Additional capacity may be added in other facilities as needed.  It is presumed that these new facilities will be strategically located near captive markets.

The production process for the Pyrotite technology contains no hazardous or controlled substances that raise environmental concerns.  The majority of materials used in the production of Pyrotite are naturally occurring and are therefore landfillable locally.  Handling instructions for Barrier’s finished product are no more stringent than those required for handling other wood based building products.

ITEM 3.  LEGAL PROCEEDINGS

In late December, the Company was notified of a pending lawsuit whereupon a customer is claiming damages resulting from Company product failure.  The Company is insured against such damages and has documented that incorrect product installation by the customer was the cause of the damage.  The Company anticipates no material impact.

The Directors and the management of the Company know of no other material, active or pending, legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

The Directors and the management of the Company know of no active or pending proceedings against anyone that might materially adversely affect an interest of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         --- No Disclosure Necessary ---

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's common shares began trading on the TSX Venture Exchange (formerly the Canadian Venture Exchange) in Toronto, Ontario, Canada, under its former name Barrier Technology Inc. in September 1986.  The current stock symbol is “IBH”.  The CUSIP number is #458968-10-4.

The Company’s common shares began trading on the OTC Bulletin Board in August 2002 under the symbol IBTGF.OB.

Table No. 1 lists the volume of trading and high, low and closing sales prices on the TSX Venture Exchange for the Company's common shares for: the last six months, the last eight fiscal quarters; and the last five fiscal years.

Table No. 1

TSX Venture Exchange

Common Shares Trading Activity

Canadian Dollars

______________________________________________________________________________

______________________________________________________________________________

                                                                     - Sales -

Period                                                        Canadian Dollars

Ended                                 Volume          High       Low   Closing

Monthly

 9/30/2006                            40,000      CDN$0.75  CDN$0.72  CDN$0.74

 8/31/2006                             5,300         $0.82     $0.72     $0.72

 7/31/2007                             9,800          0.84      0.75      0.82

 6/30/2006                            22,100          0.80      0.56      0.75

 5/31/2006                           100,800          0.86      0.68      0.68

 4/30/2006                            88,600          0.90      0.80      0.83

------------------------------------------------------------------------------

Quarterly

 6/30/2006                          211,500       CDN$0.90  CDN$0.56  CDN$0.75

 3/31/2006                          451,200           1.00      0.77      0.77

12/31/2005                          836,400           1.05      0.74      0.78

 9/30/2005                        1,228,789           1.15      0.67      1.04

 6/30/2005                          726,119           0.80      0.60      0.75

 3/31/2005                          932,497           0.93      0.60      0.70

12/31/2004                        1,373,102           1.02      0.60      0.78

 9/30/2004                          909,376           1.50      0.64      0.80

------------------------------------------------------------------------------

Yearly

 6/30/2006                        2,727,889       CDN$1.15  CDN$0.56  CDN$0.75

 6/30/2005                        3,941,094           1.50      0.60      0.75

 6/30/2004                        8,937,800           2.23      0.30      1.42

 6/30/2003                        3,862,510           0.42      0.04      0.36

 6/30/2002                          329,520           0.13      0.05      0.08

______________________________________________________________________________

______________________________________________________________________________

Table No. 2 lists the volume of trading and high, low and closing sales prices on the OTC Bulletin Board for the Company's common shares for: the last two fiscal years, the last eight fiscal quarters, and the last six months.

Table No. 2

OTC Bulletin Board

Common Shares Trading Activity

US Dollars

_____________________________________________________________________________

_____________________________________________________________________________

                                                                    - Sales -

  Period                                                           US Dollars

   Ended                              Volume           High     Low   Closing

Monthly

 9/30/2006                           603,106          $0.70   $0.58     $0.62

 8/31/2006                           873,816           0.74    0.65      0.69

 7/31/2007                           791,386           0.76    0.651     0.69

 6/30/2006                           781,692           0.72    0.63      0.70

 5/31/2006                         2,533,467           0.80    0.57      0.67

 4/30/2006                         1,579,393           0.80    0.663     0.74

 3/31/2006                         1,279,519           0.75    0.627     0.66

-----------------------------------------------------------------------------

Quarterly

 6/30/2006                         4,894,552          $0.80   $0.57     $0.70

 3/31/2006                         4,163,541           0.883   0.62      0.66

12/31/2005                         7,474,795           0.90    0.625     0.69

 9/30/2005                         8,371,269           0.95    0.541     0.88

 6/30/2005                         4,004,093          $0.656  $0.504    $0.62

 3/31/2005                         7,494,935           0.765   0.50      0.56

12/31/2004                        15,034,295           0.87    0.485     0.60

 9/30/2004                         6,436,946           1.12    0.47      0.60

-----------------------------------------------------------------------------

Yearly

 6/30/2006                        24,904,157          $0.95   $0.541    $0.70

 6/30/2005                        32,970,269          $1.12   $0.47     $0.62

 6/30/2004                        24,060,807          $1.68   $0.21     $1.07

 6/30/2003                         1,952,700          $0.26   $0.02     $0.05

_____________________________________________________________________________

_____________________________________________________________________________

The TSX Venture Exchange

The TSX Venture Exchange is a result of the acquisition by the Toronto Stock Exchange of the Canadian Venture Exchange (“CDNX”) from its member firms on 8/1/2001.  The CDNX resulted from the merger between the Vancouver Stock Exchange and the Alberta Stock Exchange that took place on 11/29/1999, to form the CDNX.  The TSX Venture Exchange currently operates as a complementary but independent exchange from its parent, the Toronto Stock Exchange.

The initial roster of the CDNX was made up of venture companies previously listed on the Vancouver Stock Exchange or the Alberta Stock Exchange and later incorporated junior listings from the Montreal Stock Exchange, the Winnipeg Stock Exchange, and the CDN Over-The-Counter Market.  The TSX Venture Exchange is a venture market as compared to the TSX Stock Exchange that is Canada’s senior market and the Montreal 474Exchange that is Canada’s market for derivatives products.

The TSX Venture Exchange currently has five service centers: Calgary, Toronto, Vancouver, Winnipeg and Montreal.  These service centers provide corporate finance, surveillance and marketing expertise.  The corporate office for the TSX Venture Exchange is located in Calgary and the operations office is located in Vancouver.

The TSX Venture Exchange is a self-regulating organization owned and operated by the Toronto Stock Exchange, which in turn is owned by its member brokerage firms.  It is governed by representatives of member firms and the public.

Organizationally, the TSX Venture Exchange is comprised of seven business areas: Corporate Finance Services, Trading Services and Market Information Services, Compliance, Marketing, Technology, Corporate Affairs and Human Resources.

The TSX Venture Exchange acts as a business link between TSX members, listed companies and investors.  TSX Venture Exchange policies and procedures are designed to accommodate companies still in their formative stages and recognize those that are more established.  Listings are predominately small and medium sized companies.

Investors in Canada are protected by the Canadian Investor Protection Fund (“CIPF”). The CIPF is a private trust fund established to protect customers in the event of the insolvency of a member of any of the following self-regulatory organizations: the TSX Venture Exchange; the Montreal Exchange; the Toronto Stock Exchange; the Toronto Futures Exchange; and the Investment Dealers Association of Canada.

Post-trade monitoring of market activity occurs in the market surveillance department.  Sophisticated software analyses trade data from TRADETSX to detect possible market improprieties.  A variety of surveillance and investigative tools allow the TSX Venture Exchange to perform electronic market monitoring and trade reviews.

The surveillance department is also responsible for monitoring and reviewing listed company activities and detecting breaches of the listing policies or the listing agreement.  Market surveillance and listed company surveillance activities are closely coordinated.

Enforcement action taken by the surveillance department may include the following:

1) forcing companies to correct misleading or inaccurate disclosure which includes new releases or internet postings:

2) requiring the resignation of unacceptable directors and officers;

3) requiring cancellation and return shares to treasury;

4) requiring undertakings from directors and officers that they will ensure compliance with the listing agreement and listings policies in the future;

5) requiring the termination of unacceptable investor relations services;

6) halting and suspending trading in the shares of companies;

7) de-listing companies that have contravened exchange by-laws, rules or policies.

The market surveillance department issues TSX notices to inform the public of halts, suspensions, de-lists and other enforcement actions.  All TSX notices can be found on the TSX website or INFOTSX.  In the public interest, trading halts or suspensions are maintained until the surveillance department is satisfied that there is adequate disclosure of the company’s affairs and a level playing field for investors.

In addition to market surveillance, the TSX Venture Exchange’s compliance department is comprised of an investigative services team that conducts investigations into alleged violations of securities trading.  The TSX Venture Exchange Conduct Review Committee determines whether a case for discipline exists.  Disciplinary cases either result in a settlement reached between TSX Venture Exchange and the respondent or they proceed to a disciplinary hearing.  The public can attend disciplinary hearings, view the exhibits filed and obtain copies of the decisions issued by the panel.  If the hearing panel’s decision is not acceptable to either TSX Venture Exchange or the respondent, an appeal process may be initiated.

Holders

The Company's common shares are issued in registered form and the following information is taken from the records of Pacific Corporate Trust Company (located in Vancouver, British Columbia, Canada), the registrar and transfer agent for the common shares.

On 10/17/2005, the Company’s shareholders’ list showed 28,500,325 common shares outstanding and 105 registered shareholders with: 4,623,203 shares owned by thirty-four registered shareholders/depositories resident in Canada ; and 23,877,122 shares owned by ten registered shareholders/depositories resident in the United States.

Based on this research and other research into the indirect holdings of other financial institutions, the Company believes that it has approximately 6000 beneficial owners of its common shares.

Dividends

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future.  The present policy of the Company is to retain future earnings for use in its operations and expansion of its business.  There are no restrictions that limit the ability of the Company to pay dividends on common equity or that are likely to do so in the future.

Securities Authorized For Issuance Under Equity Compensation Plans.

 -- No Disclosure Necessary ---

Use of Proceeds From Registered Securities is for working capital

Recent Sales of Unregistered Securities

The Company relied on the exemptions from registration under Regulation S for the following private placements of securities to only Canadian residents:

Fiscal 2004:

                private placement,      1,000,000 shares, $215,190

                finders fee,              100,000 shares, $ 25,106

                private placement,      1,200,000 shares, $576,307

                private placement,        750,000 shares, $575,584

                stock option exercise     266,500 shares, $ 30,503

                warrant exercise        1,020,000 shares, $594,956

Fiscal 2005:

                private placement,      2,400,000 Units,  $1,152,000

                private placement,      1,470,000 Units,  $1,249,500

                Stock option exercise     745,000 shares, $   91,782

                Warrant exercise          180,000 shares, $  119,106

Fiscal 2006:

                Stock option exercise     267,600 shares, $  140,115

                Warrant exercise        1,477,000 shares, $  924,100

Fiscal 2007-to-date:

                Stock option exercise      25,000 shares, $   11,200

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Selected Financial Data

Selected financial data as shown in Table No. 3 for the Company for Fiscal 2006/2005/2004 Ended June 30th was derived from the consolidated financial statements of the Company that have been audited by Amisano Hanson, Chartered Accountants, as indicated in their auditor’s report included elsewhere in this Annual Report.  The selected financial data set forth for the Fiscal 2003/2002 are derived from the Company's audited consolidated financial statements, not included herein.

The information presented below should be read in conjunction with following “Management’s Discussion and Analysis or Plan of Operations” and with the consolidated financial statements and other financial data included elsewhere in this Annual Report.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the near future.

Table No. 3

Selected Financial Data

($ in 000’s, except per share data)

_________________________________________________________________________________

_________________________________________________________________________________

                                Year       Year       Year       Year       Year

                               Ended      Ended      Ended      Ended      Ended

                           6/30/2006  6/30/2005  6/30/2004  6/30/2003  6/30/2002

Sales Revenue                 $6,604     $4,376     $3,035     $1,516     $1,187

Operational Profit (Loss)      ($290)   ($1,005)     ($312)      ($71)     ($223)

Net Income (Loss)              ($212)     ($982)     ($309)      ($69)     ($223)

Income (Loss) per Share       ($0.01)    ($0.04)    ($0.02)    ($0.01)    ($0.02)

Dividends Per Share              Nil        Nil        Nil        Nil        Nil

Wtg. Avg. Shares (000)        28,829     25,546     20,121     13,656     12,579

Period-end Shares O/S         29,390     27,645     22,975     18,638     13,138

--------------------------------------------------------------------------------

Working Capital               $1,109     $1,496       $597      ($169)     ($459)

Long-Term Debt                   $27        $34        $58        $77       $134

Capital Lease Obligations       $603       $604       $645       $693       $736

Capital Stock                $15,060    $13,899    $11,245     $9,234     $8,808

Shareholders’ Equity          $5,000     $3,864     $1,499      ($170)     ($512)

Total Assets                  $6,172     $4,792     $2,669       $954       $863

---------------------------------------------------------------------------------

(1)  Fiscal 2005/2004 results restated to conform with Fiscal 2006 presentation.

(2)  Cumulative Net Loss since incorporation to 6/30/2006 has been ($10,931,711).

_________________________________________________________________________________

_________________________________________________________________________________

MANAGEMENT’S DISCUSSION AND ANALYSIS

Financing Timeline

Fiscal 2004:

                private placement,      1,000,000 shares, $215,190

                finders fee,              100,000 shares, $ 25,106

                private placement,      1,200,000 shares, $576,307

                private placement,        750,000 shares, $575,584

                stock option exercise     266,500 shares, $ 30,503

                warrant exercise        1,020,000 shares, $594,956

Fiscal 2005:

                private placement,      2,400,000 Units,  $1,152,000

                private placement,      1,470,000 Units,  $1,249,500

                Stock option exercise     745,000 shares, $   91,782

                Warrant exercise          180,000 shares, $  119,106

Fiscal 2006:

                Stock option exercise     267,600 shares, $  140,115

                Warrant exercise        1,477,000 shares, $  924,100

Fiscal 2007-to-date:

                Stock option exercise      25,000 shares, $   11,200

Fiscal 2006 Ended 6/30/2006

Description of Business

The Company manufactures and sells fire-rated building materials primarily in the United States.  The Company has a patented fire protective material (Pyrotite™) that is applied to building materials to greatly improve their respective fire resistant properties.  Coated wood panel products are sold to builders and commercial modular building manufacturers through building product distribution companies all over the United States.  Many of the top multifamily homebuilders and modular building manufacturers in the United States utilize Barrier’s fire rated structural panel Blazeguard® in areas where the building code requires the use of a fire rated building panels.

Discussion of Operations

Barrier’s financial statements are filed with both the SEC (USA) and SEDAR (Canada) and are disclosed in US dollars utilizing US generally accepted accounting principles.  Barrier’s filings with the SEC consist of quarterly reviewed financial statements on Form 10-QSB and annual audited financial statements on Form 10-KSB.  Barrier continues to file the above financial statements with SEDAR in Canada.

Sales reported for the fiscal year ending June 30, 2006 were $6,604,434 up 51% from the previous fiscal year ending June 30, 2005.  This sales volume, as was the case for sales reported in Fiscal 2005, is an all time record for the Company.  Gross profit was up to $1,447,628, a 60% year to year annual increase.  The gross margin increased from 20.7% to 21.9%.

Sales, as measured by surface volume of product shipped increased to 7,894,000 square feet:  an increase of 53% from the 5,163,800 square feet shipped in Fiscal 2005.  This year-to-year increase follows a year where sales volume had improved from 3,370,500, resulting in a two-year increase of 134%.

Sales to the commercial modular business segment accounted for 42% of the total volume shipped during Fiscal 2006.  In the previous year, sales to commercial modular represented 39% of sales.  Sales to commercial began early in Calendar 2004 when Barrier, in association with MuleHide Products Inc., developed, tested and listed two fire rated commercial roof deck assemblies with Underwriters Laboratories, Inc. Barrier anticipates that this market will continue to provide an opportunity for sustained growth and will also provide the basis for the development of other markets, such as fire rated residential and non-modular commercial roof deck applications, during Fiscal 2007.

In July 2005, Barrier hired an experienced sales manager to help administer a national sales program for multifamily residential sales out of the Watkins office and also to help develop the mid-western market for Blazeguard sales.  Multifamily residential sales continue to be the market segment with the largest sales volume for Blazeguard.  Mr. James Kleinke has been working diligently to add sales in this market segment by introducing Blazeguard to mid-western building products distributors and builders.  During this period, Mr. Kleinke has successfully engaged numerous building products distributors in the area, including:  Lake States Lumber, Inc.; Stock Building Supply; and United Building Centers, UBC, to become local stocking distributors of Blazeguard.  While there were virtually nil sales to the mid-western region in Fiscal 2005, there are currently fifteen builders that have elected to use Blazeguard as their product of choice on townhome building developments.

Sales to the mid-west region through June 30, 2006 were 274,500 sq.ft.  Barrier expects to grow this regional market to increasingly higher volumes as more builders become aware of the advantages of utilizing Blazeguard versus alternative products such as the chemically impregnated fire-retardant treated plywood (FRT).  Barrier anticipates gaining a significant market share in the mid-western region because of the proximity of the area to the Blazeguard treatment facility and the inherent transportation and service advantages of being close by.

Cost of goods sold increased to $5,156,806 from $3,470,125.  The increase in cost is directly related to the higher volume of production and shipments.  Average direct costs per sq.ft. of production, however, fell from $0.67 to $0.65.

Barrier began a capital improvement project in Spring 2005 whose purpose was to develop an additional manufacturing line for Blazeguard at the Watkins facility.  The new, high-speed line began limited production in March 2006.  The production process design in this new line is innovative and a patent has been applied for.  Patent pending status has been obtained and a US patent is expected sometime in 2007.  The new process will become a key component of Barrier’s global licensing strategy.

As the “new line” continues to provide a greater percentage of volume shipped, relative to the old line, the average cost of goods sold is expected to decline.  The new line has been designed to keep material waste to a bare minimum.  Labor rates per square foot will also decline since for a similar amount of labor hours, twice the volume of product is anticipated to be produced on the new line relative to the “existing” one.  Gains in efficiency on this new line will grow as labor becomes increasingly more proficient in maintaining and running this new production process and further refinements are made to the machinery as well.

Operating expenses which include amortization and R&D, increased to $340,681 from $294,878 the previous year.  Research and Development expenses of $93,732 were directed toward the continued refinements in the commercial modular assemblies; strength and allowable load testing for Blazeguard; and, collecting hazardous emission data from FRT exposed to elevated temperatures.  Amortization was up year-to-year (to $121,949 from $90,212) based on the capital equipment and building expansion project at the Watkins, Minnesota facility.  Amortization of the worldwide Pyrotite technology and trademarks, which was completed in 2004 at a cost of $1,000,000, continues to be amortized.

Administrative expenses declined in Fiscal 2006 to $1,396,985 from the $1,616,088 expended in the previous fiscal year.  The decline is related primarily to a reduction in the amount of stock-based compensation issued to key managers.  The recording of a cost associated with the issuance of stock options began last year with the adoption of the provisions of the Sarbanes-Oxley Act.  This figure is an estimate of the value of stock options awarded to management and key personnel as a portion of their total compensation package (see section: Critical Accounting Estimates below).  Since options are typically granted with a redeemable stated value less than the current market value, a formula is used to charge the company the difference.  While this reporting is a new requirement, and a true reflection of value the Company is granting to key personnel, it is a “non-cash” item that does not directly impact operational performance.

Administrative expenses, net of stock based compensation, for the fiscal year ending June 30, 2006 was $1,179,578, an increase from $897,168 the previous year.  While the totals are higher, administrative costs per sq. ft. fell from $0.17 to $0.15 per sq.ft.  As volumes continue to increase, a further reduction in the average cost of administrative expense per sq.ft. produced is expected.  Barrier expects the reduction in the average cost of administration per square foot of product produced will have a significant impact on bottom line performance in future reporting periods.

Accounting and audit fees have increased significantly to $76,984 from $34,026 in the prior year.  This is also partially due to the additional accounting and auditing requirements resulting from the enactment of Sarbanes-Oxley.  Insurance costs have increased due to the purchase of a Directors and Officers insurance policy.  In addition, the increase in sales volumes led to additional coverage requirements.  Twelve-month insurance costs have risen to $94,452 from $42,628 the previous year.

Sales marketing and investor relation expenses are higher as a result of increased activity and the fact that Barrier has added a sales manager.  Wages and management fees have grown to $521,323 reflecting the addition of professional staff including the new Sales Manager position (Mr. James Kleinke), as well as a new Financial Services Manager (Mr. Todd Lorsung).

Included within the sales and marketing expenses for fiscal year ending June 30, 2006, was participation in the International Builders Show in Orlando, Florida and the Modular Builders Institute (MBI) in Jacksonville, Florida.  The website was redesigned to provide convenient access to product and licensing information and to improve navigation throughout the site.

Barrier will continue to expand upon its shareholder and customer communication programs to ensure the public is informed about business development and emerging opportunities.  In addition, Barrier was featured nationally on CNBC’s “Business and Beyond.”  Business and Beyond is an ongoing business information show produced by Platinum Television and hosted by the famous Fox TV broadcaster, James Brown. The show aired 100 times on regional cable in addition to the guaranteed national broadcast.

Other items include expenses and income not directly relate to business operations.  Other items include such things as foreign exchange gain (loss), interest income and royalty fees.

Other items reported herein include interest income of $24,451.  Barrier received $55,399 in royalty fees from Pyrotite Corporation for the twelve-month period.  Pyrotite Corporation reserved the rights to “integrally” treated OSB when Barrier purchased the worldwide patents and Pyrotite technology in 2004.

Pyrotite Corporation entered into a sales agreement with an OSB producer during this fiscal year.  Pyrotite has disclosed to Barrier that future royalties, based on sales of Pyrotite “substances”, can be expected while the OSB producer continues their quest to develop and market an integrally treated, fire-resistant OSB product.

Net income (loss)

A net loss of ($211,724) was reported for Fiscal 2006, whereas in the same period in 2005, a loss of ($981,940) was reported.  Net income for Fiscal 2006, minus the impact of stock based compensation was a $5,683 gain versus a loss of ($263,020) in Fiscal 2005.

Summary of Quarterly Results

The following is a summary of the Company’s financial results for the eight most recently completed quarters:

	June 30 2006	Mar 31 2006	Dec 31 2005	Sept 30 2005	June 30 2005	Mar 31 2005	Dec 31 2004	Sept 30 2004

Volume shipped (MSF)	2267.0	2155.4	1820.2	1,651.4	1,305.9	1,361.1	1,290.6	1,206.3
Total Revenues (000$)	1.826	1.825	1.611	1.342	1.069	1.196	1.041	1.070
Operating Income	(150.3)	1.7	(187.5)	46.1	(332.6)	(21.1)	(210.3)	(473.0)
Net income (loss)	(144.5)	60.9	(183.9)	55.8	(213.0)	(11.3)	(113.1)	(644.6)
Per Share	(0.00)	(0.00)	(0.01)	(0.00)	(0.01)	(0.00)	(0.00)	(0.03)
Stock-Based Compensation	40.8	0.0	166.5	10.0	34.7	0.00	7.8	676.4
Net income less SBC*	(103.7)	60.9	(17.4)	65.8	(178.3)	(11.3)	(105.3)	31.8

*SBC (Stock-Based Compensation)

Sales volumes continue to increase in a significant way.  Sales volume shipped in the most recent quarter was the highest in Barriers history and 5% higher than the record set in the third quarter of Fiscal 2006.  Volume of product shipped in the quarter ended June 30, 2006 was 961,200 sq.ft. greater than in the quarter ending June 30, 2005: a year-to-year increase of 74%.  Since Barrier’s financial performance is ultimately driven by production volume and efficiency, this rate of sales volume growth, if maintained, is very significant and will ultimately result in impressive future profits.

New product and market development

Barrier is investing time and financial resources in an effort to accelerate long-term growth.  While these expenditures take away from near term profits, the long-term result will be beneficial to attaining our goals.  Initiatives continue to provide opportunities for sales expansion and growth. Fire testing in support of new product development was completed at Intertek Laboratories (formerly Omega Point Laboratories) in Elmendorf, Texas.  Barrier successfully passed Class A flame spread tests (ASTM E-84) performed on sample boards produced on the new line.  These tests demonstrated that the Blazeguard product being produced on the new line performs at least as well as that produced on the old line.  Modifications to the Quality Control Manual have been completed and authorized so that when the new line is capable of having production runs, the testing and follow-up QC requirements are in place.  This will allow Barrier to label and market the Blazeguard product produced on the new line in accordance with building code requirements.

Barrier also performed an initial R&D fire test on a 2-hr fire rated roof truss assembly designed to be marketed to the same builders utilizing Blazeguard in multifamily roof decks.  While the test results did not completely satisfy the requirements for the introduction of such an assembly, the initial test provided the impetus to redesign and do a follow-up test later in this fiscal year.  Preliminary market research has indicated that this application may have a large demand all over the USA.

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

Global licensing opportunities.  With the purchase of the world technology rights, including U.S. patents, foreign patent filings, trademarks, know-how and trade secrets, Barrier is in a position to develop partners all over the globe in licensing arrangements.  Interested parties in China, Saudi Arabia, Mexico, Ireland, Great Britain, Australia, and New Zealand have communicated interest to Barrier.  Barrier, in turn, is responding with information about the attributes of Blazeguard, and the Pyrotite technology in an effort to assess their appropriateness in the construction of building communities (residential and commercial) in these countries.

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

Financial position & financings.  During the twelve-month period, Barrier issued a total of 1,744,600 common shares for proceeds totaling $1,064,215 as follows:

a.  50,000, 52,500, 55,100, 110,000 common shares at $0.09, $0.44, $0.66, $0.69 per share respectively pursuant to the exercise of share purchase options

b.  217,000, 200,000, 165,000, 320,000, 575,000 common shares at $0.60, $0.61, $0.62, $0.63, $0.64 per share respectively pursuant to the exercise of share purchase warrants.

Barrier ended the period with a working capital surplus of $1,109,259.

Related Party Transactions

During the twelve months ended June 30, 2006 the Company incurred wages and management fees of $179,535 with directors of the Company and companies with common directors.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of June 30, 2006:  29,389,925 common shares at $15,059,952

Issued as of September 29, 2006:  29,414,925 common shares at $15,071,152

Critical Accounting Estimates

Stock-based Compensation Charge and Expense

As described in Note 2 to the audited annual financial statements dated June 30, 2006, the Company records stock-based compensation expense in respect to the fair market value on newly issued stock options.  This fair market value of the stock options is estimated at the date the stock options are granted using the Black-Scholes option-pricing model.  The related stock-based compensation expense is recognized over the period in which the options vest.  In addition, this is a non-cash compensation charge and the cash flow effects are realized only at the time of exercise.

Internal Control and Financial Reporting Procedures

The board of directors evaluates and maintains internal control procedures and financial reporting procedures to ensure the safeguarding of Barrier’s assets as well as to ensure full, true, accurate and timely disclosure of Barrier’s financial position for quarterly period reporting purposes.  Barrier’s management, including the Chief Executive Officer and the Chief Financial Officer, identified no changes in Barrier’s internal control procedures over financial reporting during the fiscal year ended June 30, 2006, that would materially affect the accuracy of this financial report.

Other Matters and Subsequent Events

As at June 30, 2006, the Company does not have any off-balance sheet arrangements to report.

Subsequent to June 30, 2006, 25,000 stock options were exercised at $0.45 per share amounting to total proceeds of $11,200.

The Company granted 250,000 share purchase options at $0.55 per share that vest as follows: 25% on the date of the grant and 25% every four months thereafter.

Fiscal 2005 Ended 6/30/2005

International Barrier Technology Inc. (the Company) manufactures and sells fire-rated building materials primarily in the United States.  Primary markets include: roof decks in multifamily residential construction; roof assemblies in commercial modular construction; structural insulative panel construction (SIP’s); interior wall panels; and, fire rated wall assemblies.

Sales reported for the fiscal year ending 6/30/2005 were $4,376,490 a 44% increase over the previous year and record high sales of Barrier’s fire resistant Blazeguard panels.  Gross profit was up to $906,365, a 92% annual increase.  The gross margin, increased from 15.6% to 20.7%.

Sales as measured by surface footage of product shipped increased to 5.16 million square feet from 3.4 million square feet, an increase of 52%.  This year-to-year increase follows a year where sales volume had improved from 2.11 million square feet, resulting in a two-year increase of 145%.  A substantial year-to-year sales volume increase of 30% was experienced in Florida, Barrier’s leading multifamily residential roof deck market geography.  This follows a year where Florida sales had increased 68.9%.

The Mule Hide FR panel was first introduced by Barrier in January 2004.  The MuleHide FR panel is an essential component of an Underwriters Laboratories, Inc. assembly listing for fire rated roofs manufactured for commercial modular buildings.  Fire rated roof assemblies are required by building code for a large percentage of commercial modular buildings.  For Fiscal 2005, the MuleHide FR panel accounted for 2,010,100 sq. ft., or 39%, of Barriers total annual sales volume.

In Fiscal 2004, the panel accounted for 604,200 sq.ft., or 17.9%, of sales.  Barrier expects this market to continue to grow significantly in the coming years.

Cost of goods sold increased to $3,470,125 from $2,562,064.  This increase resulted predominantly from increased sales volume.  Actual cost of production on a per sq.ft. basis fell from $0.76 to $0.69, a decrease of 10%.  Operating efficiencies in producing the MuleHide panel and lower annual average sheathing prices contributed significantly to the decrease in cost of production per sq.ft.

Manufacturing efficiencies, in general, are improving with increasing volume. This trend is expected to continue through the current fiscal year.

Gross margins improved as a result of the decrease in cost of goods sold.  Gross profit for the year was $906,365, a 92% increase over the previous fiscal year when the gross profit was reported at $473,260.  Gross margin improved to 20.7% of total sales, a significant improvement from the previous year’s gross margin of 15.6%.

Operating expenses, which include license fees/revenues, amortization, and R&D, increased to $294,878 from $155,463 the previous year.  Research and development expenses of $79,666 were a continuation of the expenses for tests and product development instigated the previous year in support of the MuleHide FR panel program and its required UL certification and listing program.

Amortization was up year to year (to $90,212 from $57,999) based on the capital equipment and building expansion project underway at the Watkins, Minnesota facility.  A 15,000 sq.ft. addition to the building and new equipment has been purchased in support of the new production line currently being constructed.  The new production line is scheduled to be complete prior to the end of calendar year 2005.

Amortization of the worldwide Pyrotite technology and trademarks, which was completed in 2004 at a cost of $1,000,000 US, was also amortized for a full year for the first time.  The amortization expenses associated with the Pyrotite Technology to date, $125,000, were booked entirely in this fiscal year.

General and administrative expenses increased to $1,616,088 from $629,783 last year, an increase of $986,305.  The largest single line item reported in G & A expenses was stock-based compensation, a “non-cash” category.  New accounting procedures require that stock based compensation (issuance of stock options) be reported as a cost to the company with the value of the cost based on a prescribed formula.  For fiscal year ending June 30, 2005, the amount charged to the company for stock based compensation was $718,920. This represented an increase from last year’s total of $71,199.  Fiscal year ending June 30, 2004 was the first year Barrier was required to report charges in this category.

Consulting fees, management fees, and wages were up significantly as new professional services were brought to bear on Barrier’s expanding business.  The reported increase in expense includes the hiring of a General Operations Manager at the Watkins, Minnesota location.  Continued and expanding rates of growth will be dependent upon bringing new and increased professional talent into the company to help lead the process of growth.    Other G & A costs were up proportionately with the increase in sales for the company.  Sales, marketing, and investor relations expenses, for instance grew to $248,204 from $189,771 the previous year.  As a percentage of sales revenue, however, there was actually a small decrease in rate to 5.7% from 6.2% the previous year.  Barrier expects the rates of G & A expense, as a percentage of sales, to continue to diminish as sales volume continues to grow.

Included within the sales and marketing expenses for Fiscal 2005, was participation in three major trade shows, including: the International Builders Show in Orlando, Florida; the Modular Builders Association Show in Las Vegas, Nevada; and, the Money Show in Las Vegas, Nevada.

Promotional sales literature was improved as well as the initiation of a process to improve Barrier’s corporate image (logo) and website.

Barrier was selected to be a featured company in a television program entitled Business and Beyond, Models of Excellence, which is produced by Platinum Television and aired on CNBC.  As a part of this program, Barrier was asked to help contribute to the costs of production and airing the show on CNBC with 100 rebroadcasts on cable television throughout the USA.  The cost to Barrier to be included in this program was US$28,700.  The program has already aired in Florida and eastern Pennsylvania.  The show will continue to be aired on regional cable networks through 2006.

Barrier intends to continue to focus on timely communication with customers and shareholders.  Barrier’s goal is to ensure that interested parties are informed about business opportunities, emerging developments, and the attainment of significant milestones as they happen.

Other items include non-cash categories of expense such as foreign exchange gain (loss), as well as interest income, and the forgiveness of debt.  Barrier realized a foreign exchange loss of $93,125 versus a gain of $6,277 in the previous year.  The reflection of foreign exchange gain or loss results from the need to consolidate USA and Canadian expenses/revenues into a single financial statement for reporting purposes.

Interest income rose to $22,661 from $3,199 the previous fiscal year.  Cash reserves, whose purpose is to fund the Watkins, MN plant expansion project, were created from private placements of stock.  These funds were placed into interest bearing accounts until the cash is required for capital equipment purchase, hence the increase in interest earned.

Operating and net income. As a result of the cost and revenue categories reported above, Barrier experienced an operating loss of $981,940 for fiscal year ending June 30, 2005 versus a loss of $308,787 in Fiscal 2004.  If the comparison year to year, however, was made net of amortization and stock based compensation charges, the relative loss for Fiscal 2005 versus 2004 would be ($47,808) in 2005 versus ($169,172) in 2004.

Barrier considers this improvement significant and expects that plans for further improvements in sales volumes and production efficiencies during the current fiscal year will bode well for the attainment and sustainability of future profits.

Summary of Quarterly Results.  Sales volumes continue at levels near the peak operating capacity of the current production line at Watkins, Minnesota.  Increasing sales volumes have occurred in Barrier’s primary, established multifamily residential roof deck market, but the most significant gains have resulted from the new Mule Hide FR panel.  Increasing net income numbers are expected now that the new production techniques have been implemented for the MuleHide product and R&D expenses are substantially complete.  Operating efficiencies will continue to provide increasingly significant net income numbers as the new, highly automated production line starts up by yearend.

New product and market development initiatives continue to provide opportunities for sales expansion and growth.  Progress was made in the effort to develop fire rated roof assemblies for traditional, non-modular, wood framed commercial buildings.  It is anticipated that the success of roof deck applications in the modular industry will help define these systems for expanded commercial use as well as single-family residential applications.

Interior wall panel markets, especially those requiring fire-rated, environmentally friendly (“green”) products, are thought to represent a viable opportunity for Blazeguard in the coming year.  Many “high-end” architecturally specified institutional and commercial buildings such as banks and professional office buildings are required to have Class A flame spread interior wall panels.  Often, the use of gypsum wallboard does not have the aesthetic appeal of wood veneer or high pressure laminate overlays.  Barrier has been working with a producer of substrate panels to produce such a laminated interior wall panel utilizing the Pyrotite coating as an underlayment to the face veneer.  Barrier and its potential partner in the business have great expectations for the emergence of a suitable product for market introductions in the coming year.  This opportunity may well follow the MuleHide example both in organizational design and success.

Barrier added an independent sales representative in Virginia early in 2004.  Business has been improving there, ever since.  An additional sales manager was recently hired as a Barrier employee late in June 2005.  The new sales manager will have a territory defined as the upper Midwest, including: Minnesota; Wisconsin; northern Illinois; North and South Dakota.  Additional sales representatives are being recruited in Texas and Southern California.  These additional sales positions are expected to be filled prior to the end of the current fiscal year.

Distribution remains a strong part and reason for Barrier’s marketing success.  The Contractor Yards (formerly a Division of the Lowe’s Company) continues to inventory Blazeguard at nine of their mid-Atlantic stores.  While they are now a part of the Strober network of building products distribution, sales continued to be a significant part of Barrier’s business. Barrier continues to introduce Blazeguard to other stores in the growing Strober network.

ABC Supply, as a part of the MuleHide network, is helping Barrier introduce Blazeguard and MuleHide FR products into the southern California market place.  Carloads of product are being shipped from Watkins to a “re-load” center in Riverside, California. Local ABC Yards access truckload quantities from this re-load center and ship to their customers in the area.  Barrier, ABC Supply, and MuleHide expect calendar year 2006 to be one of significant growth for Pyrotite based products in southern California.

Global licensing opportunities. With the purchase of the world technology rights complete, including US patents, foreign patent filings, trademarks, know-how and trade secrets, Barrier is in a position to develop partners all over the globe in licensing arrangements (see Note 5).  Interested parties in China, Saudi Arabia, Mexico, Ireland, Great Britain, and New Zealand have communicated their interest to Barrier.  Barrier, in turn, is responding with information about the attributes of Blazeguard®, and the Pyrotite™ technology in an effort to assess their appropriateness in the construction of building communities (residential and commercial) in these countries.

ITEM 7.  FINANCIAL STATEMENTS

INTERNATIONAL BARRIER TECHNOLOGY INC.

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 and 2005

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders,

International Barrier Technology Inc.

We have audited the accompanying consolidated balance sheets of International Barrier Technology Inc. and subsidiaries as of June 30, 2006 and 2005 and the related consolidated statements of operations, cash flows and stockholders’ equity for the years ended June 30, 2006 and 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Barrier Technology Inc. and subsidiaries as of June 30, 2006 and 2005 and the results of their operations and their cash flows for the years ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

Vancouver, Canada	“AMISANO HANSON”
September 1, 2006	Chartered Accountants

750 WEST PENDER STREET, SUITE 604 TELEPHONE: 604-689-0188
VANCOUVER CANADA FACSIMILE: 604-689-9773
V6C 2T7 E-MAIL: amishan@telus.net

INTERNATIONAL BARRIER TECHNOLOGY INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2006 and 2005

(Stated in US Dollars)

ASSETS		2006	2005
Current
Cash and cash equivalents		$ 897,111	$ 1,275,944
Accounts receivable		473,100	252,024
Inventory – Note 3		318,427	303,356
Prepaid expenses and deposits		34,604	16,910

		1,723,242	1,848,234
Property, plant and equipment – Note 4		3,685,251	2,079,583
Patent, trademark and technology rights– Note 5		763,683	864,579

		$ 6,172,176	$ 4,792,396

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 10		$ 542,314	$ 281,231
Current portion of long-term debt – Note 6		9,100	14,688
Current portion of obligation under capital leases – Note 7		62,569	47,432

		613,983	343,351
Long-term debt – Note 6		18,200	28,534
Obligation under capital leases – Note 7		539,982	556,095

		1,172,165	927,980

STOCKHOLDERS’ EQUITY
Common stock – Notes 8 and 14
Authorized:
100,000,000	common shares without par value
Issued:
29,389,925	common shares (2005: 27,645,325 common shares)	15,059,952	13,898,740
Additional capital – stock-based compensation		849,120	728,710
Accumulated other comprehensive income (loss)		22,650	(43,047)
Deficit		(10,931,711)	(10,719,987)

		5,000,011	3,864,416

		$ 6,172,176	$ 4,792,396

Commitments – Notes 6, 7, 8 and 14

Contingency – Note 13

Subsequent Events – Note 14

APPROVED BY THE DIRECTORS:

“David Corcoran”	Director	“Victor Yates”	Director
David Corcoran		Victor Yates

See accompanying notes.

INTERNATIONAL BARRIER TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended June 30, 2006 and 2005

(Stated in US Dollars)

	2006	2005

Sales	$ 6,604,434	$ 4,376,490
Cost of sales	(5,156,806)	(3,470,125)

Gross profit	1,447,628	906,365

Amortization – plant and equipment	(121,949)	(90,212)
– trademark and technology rights	(125,000)	(125,000)
Research and development costs – Note 9	(93,732)	(79,666)

	(340,681)	(294,878)

	1,106,947	611,487

General and administrative expenses
Accounting and audit fees	76,984	34,026
Consulting fees	10,600	16,224
Filing fees	21,784	29,634
Insurance	94,452	42,628
Interest and bank charges	500	2,882
Interest on long-term debt – Note 7	30,441	31,869
Legal fees	58,372	52,084
Office and miscellaneous	72,493	55,907
Sales marketing and investor relations	268,770	248,204
Stock-based compensation – Note 8	217,407	718,920
Telephone	13,381	7,783
Transfer agent fees	10,478	15,073
Wages and management fees – Note 10	521,323	360,854

	1,396,985	1,616,088

Loss before other income	(290,038)	(1,004,601)

Other income	78,314	22,661

Net loss for the year	(211,724)	(981,940)

Foreign currency translation adjustment	65,697	40,791

Comprehensive loss for the year	$ (146,027)	$ (941,149)

Basic and diluted loss per share	$ (0.01)	$ (0.04)

Weighted average number of shares outstanding	28,829,423	25,545,800

See accompanying notes.

INTERNATIONAL BARRIER TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended June 30, 2006 and 2005

(Stated in US Dollars)

	2006	2005

Operating Activities
Net loss for the year	$ (211,724)	$ (981,940)
Items not involving cash:
Amortization – plant and equipment	121,949	90,212
– trademark and technology rights	125,000	125,000
Stock-based compensation	217,407	718,920
Changes in non-cash working capital balances related to operations:
Accounts receivable	(221,076)	189,318
Inventory	(15,071)	(210,521)
Prepaid expenses and deposits	(17,694)	(8,104)
Accounts payable and accrued liabilities	251,983	(74,974)
Due to related parties	-	-

	250,774	(152,089)

Investing Activities
Purchase of plant and equipment	(1,682,997)	(1,519,959)
Purchase of patent	(24,104)	-

	(1,707,101)	(1,519,959)

Financing Activities
Decrease in long-term debt	(6,822)	(24,157)
Decrease in obligations under capital lease	(45,596)	(41,856)
Common shares issued for cash	1,064,215	2,587,579
Decrease in bank indebtedness	-	(100,500)

	1,011,797	2,421,066

Effect of exchange rate changes on cash	65,697	40,791

Change in cash during the year	(378,833)	789,809

Cash and cash equivalents, beginning of the year	1,275,944	486,135

Cash and cash equivalents, end of the year	$ 897,111	$ 1,275,944

Supplementary cash flow information
Cash paid for interest	$ 42,308	$ 75,801

Non-cash Transaction – Note 12

See accompanying notes.

INTERNATIONAL BARRIER TECHNOLOGY INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the years ended June 30, 2006 and 2005

(Stated in US Dollars)

				Accumulated
			Additional	Other
	Common Stock		Capital –	Comprehensive
	Issued		Stock-based	Income
	Shares	Amount	Compensation	(Loss)	Deficit	Total

Balance, June 30, 2004	22,974,855	$ 11,245,077	$ 42,907	$ (83,838)	$ (9,705,080)	$ 1,499,066
Issued for cash pursuant to a private placement – at $0.48	2,400,000	1,152,000	-	-	-	1,152,000
– at $0.85	1,470,000	1,249,500	-	-	-	1,249,500
Less: issue costs	-	(24,809)	-	-	-	(24,809)
Issued for cash pursuant to the exercise of share purchase options – at $0.08	510,000	38,994	-	-	-	58,994
– at $0.21	225,000	46,737	-	-	-	46,737
– at $0.61	10,000	6,051	-	-	-	6,051
Issued for cash pursuant to the exercise of share purchase warrants – at $0.66	180,000	119,106	-	-	-	119,106
Cancellation of escrow shares	(124,530)	-	-	-	-	-
Stock-based compensation charges	-	-	718,920	-	-	718,920
Foreign currency translation adjustment	-	-	-	40,791	-	40,791
Reclassification of stock-based compensation charges upon exercise of share purchase options	-	66,084	(66,084)	-	-	-
Reclassification as a result of adopting SFAS 123R, “Accounting for Share-based Payment” – Note 2(n)	-	-	32,967	-	(32,967)	-
Net loss for the year	-	-	-	-	(981,940)	(981,940)

Balance, June 30, 2005	27,645,325	13,898,740	728,710	(43,047)	(10,719,987)	3,864,416

…/cont’d

See accompanying notes.

INTERNATIONAL BARRIER TECHNOLOGY INC.

Continued

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the years ended June 30, 2006 and 2005

(Stated in US Dollars)

				Accumulated
			Additional	Other
	Common Stock		Capital –	Comprehensive
	Issued		Stock-based	Income
	Shares	Amount	Compensation	(Loss)	Deficit	Total

Balance, June 30, 2005	27,645,325	13,898,740	728,710	(43,047)	(10,719,987)	3,864,416
Issued for cash pursuant to the exercise of share purchase warrants - at $0.60	217,000	130,200	-	-	-	130,200
- at $0.61	200,000	122,000	-	-	-	122,000
- at $0.62	165,000	102,300	-	-	-	102,300
- at $0.63	320,000	201,600	-	-	-	201,600
- at $0.64	575,000	368,000	-	-	-	368,000
Issued for cash pursuant to the exercise of share purchase options - at $0.09	50,000	4,500	-	-	-	4,500
- at $0.44	52,500	23,100	-	-	-	23,100
- at $0.66	55,100	36,615	-	-	-	36,615
- at $0.69	110,000	75,900	-	-	-	75,900
Stock-based compensation	-	-	217,407	-	-	217,407
Reclassification of stock-based compensation charges upon exercise of share purchase options	-	96,997	(96,997)	-	-	-
Foreign currency translation adjustment	-	-	-	65,697	-	65,697
Net loss for the year	-	-	-	-	(211,724)	(211,724)

Balance, June 30, 2006	29,389,925	$ 15,059,952	$ 849,120	$ 22,650	$ (10,931,711)	$ 5,000,011

See accompanying notes.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 and 2005

(Stated in US Dollars)

Note 1

Nature of Operations

The Company develops, manufactures and markets proprietary fire resistant building materials branded as Blazeguard in the United States of Amercia and, as well, the Company owns the exclusive U.S. and international rights to the Pyrotite fire retardant technology.

The Company was incorporated under the British Columbia Company Act and is publicly traded on the TSX Venture Exchange in Canada (“TSX”) and the OTC Bulletin Board in the United States of America.

Previously, the Company reported on Form 20-F using generally accepted accounting principles in Canada (“Canadian GAAP”) and the reporting currency was Canadian dollars.  As a result of more than 50% of its shareholders residing in the United States of America, the Company, during the year ended June 30, 2006, changed to using generally accepted accounting principles in the United States of America (“US GAAP”) and changed its reporting currency to US dollars.

Note 2

Significant Accounting Policies

These consolidated financial statements have been prepared in accordance with US GAAP and are stated in US dollars.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.  Actual results may differ from these estimates.

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

a)

Principles of Consolidation

These consolidated financial statements include the accounts of International Barrier Technology Inc. and its wholly-owned subsidiaries, Pyrotite Coatings of Canada Inc., a Canadian company and Barrier Technology Corporation, a US company.  All inter-company transactions and balances have been eliminated.

b)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid, short-term term deposits held at Canadian banks.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2006 and 2005

(Stated in US Dollars) – Page 2

Note 2

Significant Accounting Policies – (cont’d)

c)

Inventory

Inventory is valued by management at the lower of average cost and net realizable value.  In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs”.  SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling and wasted material be recognized as current period charges rather than inventory value.  The provisions of this standard are effective for fiscal years commencing after June 15, 2005.  The Company adopted this standard at the beginning of its 2006 fiscal year but management believes the adoption of this standard was not inconsistent with the existing accounting policy for inventory costs.

d)

Plant and Equipment, Trademark and Technology Rights and Amortization

Plant and equipment and trademark and technology rights are recorded at cost.  Amortization is provided using the following methods and rates:

Manufacturing equipment

straight line over 5 years

Equipment and furniture

20% - declining balance

Computer equipment

30% - declining balance

Railway spur

 4% - declining balance

Leasehold improvements

straight line over 5 years

Equipment under capital lease

20% - declining balance

Building under capital lease

straight line over 20 years

Trademark and technology rights

straight line over 8 years

e)

Impairment of Long-Lived Assets

The Company periodically reviews the useful lives and the carrying values of its long-lived assets for continued appropriateness.  The Company reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  An impairment loss is measured at the amount by which the carrying amount of the long-lived asset exceeds its fair value.

f)

Leases

Leases are classified as capital or operating leases.  A lease that transfers substantially all of the benefits and risks incidental to the ownership of property is classified as a capital lease.  At the inception of a capital lease, an asset and an obligation are recorded at an amount equal to the lesser of the present value of the minimum lease payments and the property’s fair value at the beginning of the lease.  All other leases are accounted for as operating leases wherein rental payments are expensed as incurred.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2006 and 2005

(Stated in US Dollars) – Page 3

Note 2

Significant Accounting Policies – (cont’d)

g)

Foreign Currency Translation

Monetary assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the exchange rate prevailing at the end of the year.  Non-monetary assets and liabilities and revenues and expenses are translated at the exchange rate prevailing at the respective transaction dates.  Exchange gains and losses related to foreign currency translations are recognized in the current year.  Cumulative transaction adjustments associated with net assets are reported as a separate component of other comprehensive income or loss in the statement of stockholders’ equity.

h)

Research and Development Costs

Research and development costs are expensed in the year in which they are incurred.

i)

Basic and Diluted Loss Per Share

Basic earnings per share are computed by dividing the loss for the year by the weighted average number of common shares outstanding during the year.  Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock.  The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method.  Fully dilutive amounts are not presented when the effect of the computations are anti-dilutive due to the losses incurred.  Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

j)

Financial Instruments

-

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, long-term debt and obligation under capital leases.  Unless otherwise noted, the fair values of these financial instruments approximate their carrying values.

-

Credit Risk

The Company grants credit to its customers in the normal course of business.  Credit evaluations are performed on a regular basis and the financial statements take into account an allowance for bad debts.  During the year ended June 30, 2006, two customers accounted for 66% of the Company’s sales.  The loss of any of these customers or the curtailment of purchases by such customers could have a material adverse effect on the Company’s financial condition and results of operations.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2006 and 2005

(Stated in US Dollars) – Page 4

Note 2

Significant Accounting Policies – (cont’d)

j)

Financial Instruments – (cont’d)

-

Currency Risk

The Company holds cash of $817,503 in Canadian dollars exposing it to a foreign currency exchange risk.

k)

Revenue Recognition

i)

Building Supplies

Revenue is recognized upon shipment, when the rights of the ownership of the building supplies are transferred to the purchaser and collection is reasonably assured.

ii)

Shipping and handling costs billed to customers have been included in revenue and shipping and handling costs expense have been included in cost of sales.

iii)

License Fees

License fees revenue is recognized when the licensor records the sale of products from certain fire retardant technology known as IPOSB technology and collection is reasonably assured.

l)

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109.  Under this method, current income taxes are recognized for the estimated income taxes payable for the current year.  Future income tax assets and liabilities are recognized in the current year for temporary differences between the tax and accounting basis of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes.  Future income tax assets and liabilities are measured using tax rates and laws expected to apply in the years in which those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates on future income tax assets and liabilities is recognized in operations in the year of change.  Valuation allowances are recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

m)

Comparative Figures

Certain of the comparative figures have been reclassified to conform with the current year’s presentation.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2006 and 2005

(Stated in US Dollars) – Page 5

Note 2

Significant Accounting Policies – (cont’d)

n)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”, that addresses the accounting transactions in which a company exchanges its equity instruments for goods or services.  SFAS No. 123R requires that such transactions be accounted for using a fair value based method.  Adoption of SFAS No. 123R is effective for periods beginning after December 15, 2005.  The Company adopted this pronouncement at the beginning of its 2005 fiscal year.

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not expect the adoption of SFAS No. 154 to have a material effect on the financial statements.

Note 3

Inventory

	2006	2005

Raw materials	$ 243,822	$ 83,795
Finished goods	74,605	219,561

	$ 318,427	$ 303,356

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2006 and 2005

(Stated in US Dollars) – Page 6

Note 4

Property, Plant and Equipment

		2006
		Accumulated
	Cost	Amortization	Net

Manufacturing equipment	$ 2,606,208	$ 423,471	$ 2,182,737
Equipment and furniture	29,778	19,091	10,687
Computer equipment	28,938	17,456	11,482

	2,664,924	460,018	2,204,906

Assets under capital lease

Equipment	69,696	3,407	66,289
Land	54,498	-	54,498
Building	1,785,586	492,002	1,293,584
Railroad spur	94,108	28,134	65,974

	2,003,888	523,543	1,480,345

	$ 4,668,812	$ 983,561	$ 3,685,251

		2005
		Accumulated
	Cost	Amortization	Net

Manufacturing equipment	$ 1,186,802	$ 402,401	$ 784,401
Equipment and furniture	12,987	10,224	2,763
Computer equipment	23,428	16,630	6,798

	1,223,217	429,255	793,962

Assets under capital lease
Equipment	28,610	23,441	5,169
Land	54,498	-	54,498
Building	1,561,002	403,771	1,157,231
Railroad spur	94,108	25,385	68,723

	1,738,218	452,597	1,285,621

	$ 2,961,435	$ 881,852	$ 2,079,583

Amortization of assets under capital leases included in amortization expense for the year ended June 30, 2006 is $94,385 (2005:  $65,643).

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2006 and 2005

(Stated in US Dollars) – Page 7

Note 4

Property, Plant and Equipment – (cont’d)

Manufacturing equipment includes $1,419,406 of equipment acquired during the year ended June 30, 2006 for which no amortization has been taken due to the equipment not yet being available for use.

Note 5

Patent, Trademark and Technology Rights

	2006	2005

Trademark and technology rights – at cost	$ 1,000,000	$ 1,000,000
Less: accumulated amortization	(260,421)	(135,421)

	739,579	864,579
Patent – at cost	24,104	-

	$ 763,683	$ 864,579

Note 6

Long-term Debt

	2006	2005

Loan payable in US dollars is unsecured, repayable in monthly amounts of $625 including interest at 4% per annum, due March 10, 2008. The Company paid out this loan during the year ended June 30, 2006.	$ -	$ 15,922

Loan payable in US dollars is non-interest bearing, repayable in quarterly amounts of $2,787 and is secured by a lien on the railway spur, due January 10, 2007	27,300	27,300

	27,300	43,222

Less: current portion	(9,100)	(14,688)

	$ 18,200	$ 28,534

Principal payments for the next three years are as follows:

2007	$ 9,100
2008	9,100
2009	9,100

$ 27,300

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2006 and 2005

(Stated in US Dollars) – Page 8

Note 7

Obligation Under Capital Leases

Future minimum lease payments on the obligation under capital leases together with the obligation due under capital leases are as follows:

2007	$ 96,475
2008	96,475
2009	89,684
2010	77,297
2011	73,621
Thereafter	401,888

835,440
Less: amount representing interest	(232,889)

602,551
Less: current portion	(62,569)

Long-term portion	$ 539,982

The capital leases bear interest at various rates from 4.75% to 6%.

Interest on capital leases included in interest on long-term debt for the year ended June 30, 2006 is $30,441 (2005:  $31,232).

Note 8

Common Stock

a)

Escrow:

At June 30, 2006, there are 48,922 common shares held in escrow by the Company’s transfer agent, the release which is subject to the approval of the regulatory authorities.

b)

Commitments:

Share Purchase Warrants

At June 30, 2006, the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

Number	Exercise Price	Expiry Date

1,890,000	$0.66	March 22, 2007
1,253,000	$0.92	August 20, 2008

3,143,000

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2006 and 2005

(Stated in US Dollars) – Page 9

Note 8

Common Stock – (cont’d)

b)

Commitments – (cont’d)

Stock-based Compensation Plan

The Company has a stock option plan for officers, directors, employees and consultants.  Options are granted with an exercise price determined by the Board of Directors, which may not be less than the market price of the Company’s stock on the date of the grant less applicable discounts permitted by the TSX, subject to a minimum price of $0.10.  All options granted under the plan vest in stages over 12 months with no more than 25% of the shares subject to the option vesting in any three-month period.

A summary of the status of company’s share purchase option plan as of June 30, 2006 and 2005 and changes during the years ending on those dates is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, June 30, 2004	1,333,500	$0.19
Granted	1,280,000	$0.60
Exercised	(745,000)	$0.13

Outstanding, June 30, 2005	1,868,500	$0.52
Granted	670,000	$0.75
Exercised	(267,600)	$0.52
Expired	(50,000)	$0.90

Outstanding, June 30, 2006	2,220,900	$0.60

Exercisable, June 30, 2006	2,025,900

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2006 and 2005

(Stated in US Dollars) – Page 10

Note 8

Common Stock – (cont’d)

The following summarizes information about share purchase options outstanding as at June 30, 2006:

	Exercise
Number	Price	Expiry Date

57,500	$0.44	May 2, 2007
150,000	$0.66	July 19,2007
400,000	$0.80	October 6, 2007
20,000	$0.50	February 23, 2008
378,500	$0.09	March 5, 2008
120,000	$0.69	March 6, 2008
1,094,900	$0.65	August 24, 2009

2,220,900

Stock-based compensation charges have been determined under the fair value method using the Black-Scholes option pricing model with the following assumptions:

	2006	2005

Expected dividend yield	0.0%	0.0%
Expected volatility	70.48% - 12.50%	107.50%
Risk-free interest rate	3.02% - 4.50%	3.32% - 3.77%
Expected term in years	2 years	2 - 5 years

Note 9

Research and Development Costs

Research and development expense consists of the following for the years ended June 30, 2006 and 2005

	2006	2005

Testing services	$ 93,732	$ 79,666

Note 10

Related Party Transactions

The Company was charged the following amounts by directors or private companies with common directors during the years ended June 30, 2006 and 2005:

	2006	2005

Wages and management fees	$ 179,535	$ 214,634

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2006 and 2005

(Stated in US Dollars) – Page 11

Note 10

Related Party Transactions – (cont’d)

Included in accounts payable and accrued liabilities is $4,365 (2005:  $4,059) owing to directors of the Company.

Note 11

Income Taxes

The Company has accumulated non-capital losses in Canada and the United States totalling approximately $2,400,000 which expire beginning in 2007.  In addition, the Company has Scientific Research and Experimental Development Expenditures in Canada of $1,087,818 which may be carried forward indefinitely to reduce taxable income in future years.

Significant components of the Company’s future income tax assets are as follows:

	2006	2005

Non-capital losses carried forward	$ 963,449	$ 633,508
Scientific Research and Experimental Development expenses	371,163	402,493
Property, plant and equipment	3,137,754	2,267,458

	4,472,366	3,303,459
Less valuation allowance	(4,472,366)	(3,303,459)

	$ -	$ -

The amount taken into income as a future tax asset must reflect that portion of the tax asset which are more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available tax assets, regardless of their terms of expiry.

Note 12

Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  The following transaction was excluded from the statement of cash flows:

During the year ended June 30, 2006, the Company acquired equipment in the amount of $44,620 by undertaking a capital lease obligation.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2006 and 2005

(Stated in US Dollars) – Page 12

Note 13

Contingent Liability

The Company is a defendant in a lawsuit claiming damages for defective building materials.  The amount of a loss, if any, is not determinable and, in the opinion of management, in consultation with independent counsel, this lawsuit is without merit.

Note 14

Subsequent Events

Subsequent to June 30, 2006:

-

the Company issued 25,000 common shares pursuant to the exercise of share purchase options at $0.45 per option for total proceeds of $11,200.

-

the Company granted 250,000 share purchase options at $0.55 per share, which expire four years from the date of the grant.

Note 15

Differences Between Generally Accepted Accounting Principles in the United States of

America and Canada

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) which differ in certain respects with those principles and practices that the Company would have followed had its financial statements been prepared in accordance with accounting principles and practices generally accepted in Canada (“Canadian GAAP”).  Differences between US GAAP and Canadian GAAP are summarized below:

a)

Comprehensive Income

US GAAP requires disclosure of comprehensive loss which, for the Company, is net income (loss) under US GAAP plus the change in the cumulative foreign exchange translation adjustment.

Under Canadian GAAP, the cumulative foreign exchange translation adjustment arising as a result from translating the financial statements of the parent company from its functional currency to the reporting currency is recorded in the statement of operations in the period in which it occurs.  Recently issued CICA Handbook Section 1530, “Comprehensive Income”, does not require components of comprehensive income until fiscal periods that commence after October 1, 2006.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2006 and 2005

(Stated in US Dollars) – Page 13

Note 15

Differences Between Generally Accepted Accounting Principles in the United States of

America and Canada – (cont’d)

	2006	2005

b) Net loss for the year per US GAAP	$ (211,724)	$ (981,940)
Foreign currency translation adjustment	65,697	40,791

Net loss for the year per Canadian GAAP	$ (146,027)	$ (941,149)

Basic and diluted loss per share:
US GAAP	$ (0.01)	$ (0.04)

Canadian GAAP	$ (0.01)	$ (0.04)

Shareholders’ equity per US GAAP	$ 5,000,011	$ 3,864,416

Accumulated other comprehensive income (loss) per US GAAP	22,650	(43,047)
Cumulative foreign currency translation adjustment	(22,650)	43,047

Accumulated other comprehensive income (loss) per Canadian GAAP	-	-

Deficit per US GAAP	(10,931,711)	(10,719,987)
Cumulative foreign currency translation adjustment	22,650	(43,047)

Deficit per Canadian GAAP	$ (10,909,061)	$ (10,763,034)

Shareholders’ equity per Canadian GAAP	$ 5,000,011	$ 3,864,416

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         --- No Disclosure Necessary ---

ITEM 8A.  CONTROLS AND PROCEDURES

At the end of Fiscal year ended 6/30/2006 (the “Evaluation Date”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act).  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, concluded that the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s Fiscal Year Ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION: No Disclosure Necessary

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Table No. 4 lists the names of the Directors and Executive Officers of the Company.  The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company.  The Executive Officers serve at the pleasure of the Board of Directors.

Table No. 4

Directors and Executive Officers

September 15, 2006

_______________________________________________________________________________

_______________________________________________________________________________

                                                                        Date of

                                                                          First

                                                                    Election or

Name                       Position                        Age      Appointment

David J. Corcoran (1)(2)   CFO/Director                     58        July 1986

Michael D. Huddy (1)(3)    President/CEO/Director           53    February 1993

Lindsey Nauen (4)          Corporate Secretary              54    December 2003

Victor A. Yates (1)        Director                         60    November 1987

-------------------------------------------------------------------------------

(1)  Member of Audit Committee.

(2)  He spends over half of his time on the affairs of the Company.

     Business Address: c/o International Barrier Technology Inc..

                           750 West Pender Street, #604

                           Vancouver, British Columbia  V6C 2T7

(3)  Business Address: c/o Barrier Technology Inc.

                           510 4th Street North, Watkins, Minnesota, USA  55389

     He spends full time on the affairs of the Company.

(4)  Business Address: c/o Barrier Technology Corp.

                           510 4th Street North, Watkins, Minnesota, USA  55389

     She spends less than 10% of her time on the affairs of the Company.

_______________________________________________________________________________

_______________________________________________________________________________

David J. Corcoran, Administrator, Chief Financial Officer, and Director, is a member of the Institute of Chartered Accountants in British Columbia, Canada, with over twenty-five years of experience in industry and commerce.  Prior to 1976, Mr. Corcoran spent over five years gaining experience in marketing, sales and product distribution while he worked in sales with several major companies including Scott Paper and Bristol Myers.  His career in accounting began in 1976 when he joined Touche Ross and Company.  In 1979, he founded Corcoran and Company, Chartered Accountants.  From 1979 to 1990, his firm secured a wide variety of business clients whom he advised regarding their management and business planning.  In 1991, he joined the management of the Company on a full-time basis.  Mr. Corcoran brings to the organization specific business experience in both sales and public finance.  He has been an officer and director of the Company since it inception in 1986.

Michael D. Huddy, President/CEO and Director, joined the Company in February 1993 as President of the newly-formed US Subsidiary, Barrier Technology Corporation.  Dr. Huddy was elected President/CEO of the Company and a Director in July 1994.  Dr. Huddy had been in charge of marketing and sales of Blazeguard® with Citadel and Weyerhaeuser.  He was part of Weyerhaeuser’s research/development team established to develop the Blazeguard® product.  Dr. Huddy brings sales, marketing and general management experience.  He joined Weyerhaeuser’s Architectural Products Group in 1988, after two years as General Manager of Weyerhaeuser’s Northwest Hardwoods operations in Wisconsin.  Before joining Weyerhaeuser, Dr. Huddy worked for Crown Zellerbach Corporation for seven years.  Dr. Huddy holds a Bachelor of Science degree in Biological Sciences with a minor in Chemistry from Lake Superior State College; a Masters of Science degree in Resource Administration; and a Ph.D. in Natural Resource Economics with a minor in Business Management from Michigan State University.

Lindsey Nauen, Corporate Secretary, received her MBA from the University of Minnesota in 1988.  She also received a B.A. in psychology in 1971 and a M.A. in Library Science in 1974.  For the last eleven years she has been the owner of Nauen Mobil Accounting, providing accounting and business consulting services to small businesses.  In that capacity, she has been providing accounting services to the Company since 1999.

Victor A. Yates, Director, is a self-employed businessman involved in real estate, construction of multi-family and commercial developments.  He holds a degree in Real Estate Appraisal and is a Licensed Real Estate Agent.  He 25 years experience in operating a variety of business ventures brings to the Board an entrepreneurial and construction and financial perspective.

The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual General Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company.

The Executive Officers serve at the pleasure of the Board of Directors with management service contracts but without term of office.

Despite the Company’s Secretary/Administrator spending material portions of this time on businesses other than the Company, the Company believes that he devotes sufficient time to the Company to properly carry out his duties.

No Director and/or Executive Officer has been the subject of any order, judgment, or decree of any governmental agency or administrator or of any court or competent jurisdiction, revoking or suspending for cause any license, permit or other authority of such person or of any corporation of which he is a Director and/or Executive Officer, to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining or enjoining any such person or any corporation of which he is an officer or director from engaging in or continuing any conduct, practice, or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security or any aspect of the securities business or of theft or of any felony.

There are no arrangements or understandings between any two or more Directors or Executive Officers, pursuant to which he was selected as a Director or Executive Officer.  There are no family relationships between any two or more Directors or Executive Officers.

Board of Director Practices

All directors hold office until the next meeting of the shareholders of the Company unless they resign or are removed in accordance with the Company’s Articles.  Officers are appointed to serve at the discretion of the Board of Directors.  The Board of Directors and Committees of the Board schedule regular meetings over the course of the year.

The fundamental objective of the Board is to ensure that it operates in a fashion that maximizes shareholder value over the long term.  The Board’s duties and responsibilities are all carried out in a manner consistent with that fundamental objective.   The principal duty and responsibility of the Board is to oversee the management and operations of the Company, with the day-to-day management of the business and affairs of the Company delegated by the Board to the CEO and other Senior Management.

The Board’s responsibilities include overseeing the conduct of the Company’s business, providing leadership and direction to its management, and setting policies.  Strategic direction for the Company is developed through the Board’s annual planning process.  Through this process, the Board adopts the operating plan for the coming year, and monitors management’s progress relative to that plan through a regular reporting and review process.

The Board has delegated to the President/Chief Executive Officer and the Executive Officers responsibility for the day-to-day management of the business of the Company.  Matters of policy and issues outside the normal course of business are brought before the Board for its review and approval, along with all matters dictated by statute and legislation requiring Board review and approval.  The President/CEO and the Executive Officers review the Company’s progress in relation to the current operating plan at in-person Board meetings.  The Board meets on a regular basis with and without management present.  Financial, operational and strategic issues facing the Company are reviewed, monitored and approved at the Board meetings.

Board of Director Committees.

The Company has only an Audit Committee, which recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company’s audits, the Company’s internal accounting controls, and the professional services furnished by the independent auditors to the Company.  The Audit Committee met monthly in Fiscal 2006 and has met four times during Fiscal 2007-to-date.  The current members of the Audit Committee are: David Corcoran, Michael Huddy, and Victor Yates.

The audit committee is directly responsible for the appointment, compensation and oversight of auditors; the audit committee has in place procedures for receiving complaints and concerns about accounting and auditing matters; and has the authority and the funding to engage independent counsel and other outside advisors.

The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals required by this policy and procedure.  The decisions of any Audit Committee member to whom authority is delegated to pre-approve a service shall be presented to the full Audit Committee at its next scheduled meeting.

In accordance with the requirements of the US Sarbanes-Oxley Act of 2002 and rules issued by the Securities and Exchange Commission, we introduced a procedure for the review and pre-approval of any services performed by Amisano Hanson, including audit services, audit related services, tax services and other services.  The procedure requires that all proposed engagements of Amisano Hanson for audit and permitted non-audit services are submitted to the audit committee for approval prior to the beginning of any such services.

Compliance with Section 16(a) of the Exchange Act.

The Board of Directors, all Officers, and major shareholders of 10% or more of International Barrier Technologies Inc. are in compliance with all reporting requirements of the exchange act.

Audit Committee Financial Expert

The Company does not have an ”audit committee financial expert” serving on its audit committee.  The Company’s Audit Committee consists of an unrelated director, the President of the Company and the Administrator/CFO of the Company, all of whom are both financially literate and very knowledgeable about the Company’s affairs.  Because the Company’s structure and operations are straightforward, the Company does not find it necessary to augment its Board with a financial expert.

Code of Ethics

The Company has not adopted a written “code of ethics” that meets the new United States' Sarbanes-Oxley standards; the Board of Directors believes that existing Canadian standards and procedures is adequate for its purposes.  The Company has not seen any need to adopt a written code of ethics on the basis that its corporate culture effectively deters wrongdoing and promotes honest and ethical conduct, full, fair and accurate, timely, and understandable disclosure in reports and documents, the compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code; and accountability for adherence to the code.

ITEM 10.  EXECUTIVE COMPENSATION

Director Compensation

The Company has no formal plan for compensating its Directors for their service in their capacity as Directors.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During Fiscal 2006/Fiscal 2005/Fiscal 2004, no Director received and/or accrued any cash compensation for his services as a Director, including committee participation and/or special assignments.

However, during Fiscal 2005, a bonus of $50,000 was paid to David Corcoran for achieving certain key accomplishments for the Company for the period from 1985 to date.  During Fiscal 2005, a bonus payment $30,000 was paid by the Company to Continental Appraisals Ltd., a company owned by Victor Yates, a Director of the Company, for achieving certain key accomplishments for the Company for the period 1992 to date.

Executive Compensation

Total cash compensation paid/accrued (directly/indirectly) to all Officers/ Directors for Fiscal 2006 was $179,535; refer to ITEM #12 for information regarding indirect payments.

Table No. 5

Summary Compensation Table

Executive Officers and Directors

__________________________________________________________________________________

                                                  Long-Term Compensation

                         Annual Compensation         Awards_______Payouts

Name and                                 Other   Restricted                    All

Principal      Fiscal                   Annual   Stock   Options/    LTIP    Other

Position         Year   Salary    Bonus  Comp.   Award(s) SARS(#) Payouts    Comp.

Michael Huddy: President/Chief Executive Officer

                 2006  $115,000  $10,000   nil       nil  125,000     nil      nil

                 2005  $105,534      nil   nil       nil  300,000     nil  $50,000

                 2004  $103,791      nil   nil       nil  100,000     nil      nil

David Corcoran: Administrator/Chief Financial Officer (Former Corporate Secretary)

                 2006  $ 38,300   $8,969   nil       nil  125,000     nil      nil

                 2005  $ 28,830      nil   nil       nil  300,000     nil  $50,000

                 2004  $ 26,766      nil   nil       nil      nil     nil      nil

Lindsey Nauen: Corporate Secretary

                 2006  $    nil      nil   nil       nil      nil     nil      nil

                 2005  $  7,950      nil   nil       nil      nil     nil      nil

Victor Yates: Director

                 2006     $nil  $8,969    $nil       nil  100,000     nil     $nil

                 2005     $nil     nil     nil       nil  300,000     nil  $30,000

                 2004     $nil     nil     nil       nil      nil     nil      nil

----------------------------------------------------------------------------------

(1)  “All Other Compensation” represents bonuses for achieving certain key accomplishments for the Company for historical periods-to-date.

(2)  Refer to Table No. 6 for information regarding non-cash compensation related to stock option grants and to Table No. 7 related to stock option exercises.

__________________________________________________________________________________

__________________________________________________________________________________

Stock Options

The Company grants stock options to Directors, Senior Management and employees; refer to ITEM #11, “Stock Options”.

Options/SARs Granted/Exercised During The Most Recently Completed Fiscal Year

During the most recently completed fiscal year, the following incentive stock options were granted to Executive Officers, Directors, employees, and consultants.  No SARs (stock appreciation rights) were granted.

Table No. 6

Stock Option Grants in Fiscal 2006 Ended 6/30/2006

_____________________________________________________________________________

_____________________________________________________________________________

                          Percentage               Market Value of Securities

                    Number        of   Exer.               Underlying Options

                        of     Total  Price                           on Date

                   Options   Options    Per      Grant      Exp’r    of Grant

Name               Granted   Granted  Share       Date       Date   Per Share

-----------------------------------------------------------------------------

Michael Huddy      125,000       19%  $0.80 10/06/2005  10/06/2007      $0.67

David Corcoran     125,000       19%  $0.80 10/06/2005  10/06/2007      $0.67

Victor Yates       100,000       15%  $0.80 10/06/2005  10/06/2007      $0.67

Management Total   350,000       52%

Employees/Etc (1)  150,000       22%  $0.66  7/19/2005   7/19/2007      $0.80

Consultant (2)     120,000       18%  $0.69  3/06/2006   3/06/2008      $0.72

Consultant  (3)     50,000        7%  $0.80 10/06/2005  10/06/2007      $0.67

Total              670,000      100%

-----------------------------------------------------------------------------

(1)  25% of the options vest every four months from grant date.

(2)  Included is an award of 20,000 options, of which, 25% vest every six months from the grant date and an award of 100,000 options, of which, 25%

     vest every four months from the grant date.

(3)  Options not currently vested due to performance conditions not met.

_____________________________________________________________________________

Table No. 7 gives certain information concerning stock option exercises during Fiscal 2006 Ended 6/30/2006 by our Executive Officers and Directors.  It also gives information concerning stock option values.  During Fiscal 2006, a total of 267,600 stock options were exercised.

Table No. 7

Aggregated Stock Options Exercises in Fiscal 2006

Fiscal Yearend Unexercised Stock Options / Stock Option Values

Senior Management/Directors

______________________________________________________________________________

______________________________________________________________________________

                                                                   Value(2) of

                                                                   Unexercised

                      Number of                   Number of       In-the Money

                         Shares         Unexercised Options         Options at

                       Acquired           at Fiscal Yearend     Fiscal Yearend

                             on   Value(1)      Exercisable/      Exercisable/

Name                   Exercise  Realized     Unexercisable      Unexercisable

------------------------------------------------------------------------------

Michael Huddy            15,300       $918       409,700/nil         $nil/$nil

David Corcoran            7,650       $459       417,350/nil         $nil/$nil

Victor Yates              7,650       $459       392,350/nil         $nil/$nil

Lindsay Nauen                 0         $0           nil/nil         $nil/$nil

Employees/Consultants   237,000    $54,220   400,500/601,000   $1,100/$207,695

------------------------------------------------------------------------------

(1) Difference between market price and exercise price on date exercised.

(2) Difference between market price and exercise price at fiscal yearend.

______________________________________________________________________________

Michael Huddy, President/CEO; Written Management Agreement

Michael Huddy provides his services pursuant to a management agreement dated 2/13/1993; the terms of the agreement have been revised although no new formal agreement has been signed.  The current terms require that Mr. Huddy provide full-time service to Barrier in an executive capacity (CEO) and to be fully responsible for Barrier’s activities in the USA.  The original agreement was for a term of four years but was to renew automatically ever two years unless written notice of the intent to terminate was given by either party to the other.  Terms of compensation are to be given prior to any renewal period.

The employment agreement specifies employer termination provisions including: material breach of any provision of the contract; inability to perform the duties under the agreement; fraud or serious neglect or misconduct; personal bankruptcy.

The duties are complete as to those of a Chief Executive Officer (President) and include: Administration of the day to day affairs of the Employer Development of Financial, manufacturing, and marketing plans; Communication with Employer and Shareholders on a timely basis; and, Formulation and execution of a proposed budget approved by the Employer.  The Employment Agreement contains a Confidentiality Provision that precludes the sharing of confidential information to third parties not requiring the information to conduct business with Barrier.  The confidentiality provision extends beyond the time limit of the agreement until the information or knowledge becomes part of the public domain.

Change of Control Remuneration

The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2007 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Executive Officer.

Other Compensation

No Executive Officer/Director received “other compensation” in excess of the lesser of $25,000 or 10% of such officer's cash compensation, and all Executive Officers/Directors as a group did not receive other compensation which exceeded $25,000 times the number of persons in the group or 10% of the compensation.

Bonus/Profit Sharing/Non-Cash Compensation

Except for the stock option program discussed in ITEM #6.E., the Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's Directors or Executive Officers.

Pension/Retirement Benefits

No funds were set aside or accrued by the Company during Fiscal 2006 to provide pension, retirement or similar benefits for Directors or Executive Officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Table No. 8 lists all persons/companies the Company is aware of as being the beneficial owner of 5% or more of the common shares of the Company.   It also lists all Directors and Executive Officers who beneficially own the Company's voting securities and the amount of the Company's voting securities owned by the Directors and Executive Officers as a group.

Table No. 8

Shareholdings of 5% Shareholders

Shareholdings of Directors and Executive Officers

September 29, 2006

______________________________________________________________________________

Title                                              Amount and Nature   Percent

   of                                                  of Beneficial        of

Class    Name/Address of Beneficial Owner                  Ownership   Class #

------------------------------------------------------------------------------

Common   Carl Marks Group (1)                              5,829,471     18.6%

------------------------------------------------------------------------------

Common   Michael Huddy (2)                                 1,639,960      5.5%

Common   David Corcoran (3)                                1,135,685      3.8%

Common   Victor Yates (4)                                    822,122      2.9%

Common   Lindsey Nauen (5)                                         0      0.0%

Total Directors/Officers                                   3,597,767     12.2%

TOTAL                                                      9,427,238     30.8%

------------------------------------------------------------------------------

(1) 1,953,000 represent currently exercisable warrants.

    Carl Marks IB LLC, Carl Marks & Co. Inc., and Martin Lizt are collectively deemed to be a “Group” within the meaning of Section 13(g)(3) of the

    Securities Exchange Act of 1934, as amended.

    Carl Marks IB LLC is a partnership of Carl Marks & Co. LP and Martin Lizt.

    Andrew M. Boas and Robert Speer of New York, Limited Partners in

    Carl Marks & Co. LP, exercise direction/control over Carl Marks IB LLC.

    Carl Marks & Co. LP is a limited partnership of 18 partners.

    Carolyn Marks Blackwood and Linda Marks Katz are the two greater than

    10% holders of the partnership.  In addition, Martin Lizt has a stock option for 100,000 shares.

(2)   409,700 represent currently exercisable stock options

(3)   417,350 represent currently exercisable stock options.

    1,371,637 shares/options (above) held indirectly through Corcoran

    Enterprises Ltd., a private company controlled by Mr. Corcoran.

       42,807 shares are escrowed and contingently cancelable where release is controlled by Canadian regulatory authorities

    Excludes 761,434 shares/warrants owned by family members, where he disavows beneficial interest and does not have voting or disposition control.

(4)   392,350 represent currently exercisable stock options.

      822,122 shares/options (above) held indirectly through

              Continental Appraisal Ltd.,

              a private company controlled by Mr. Yates.

        6,115 shares are escrowed and contingently cancelable where release is controlled by Canadian regulatory authorities

    Excludes 1,026,551 shares/warrants owned by family members, where he disavows beneficial interest and does not have voting or disposition control.

#Based on 29,414,925 shares outstanding as of 9/29/2006 and share purchase warrants and stock options held by each beneficial holder exercisable within sixty days.

______________________________________________________________________________

______________________________________________________________________________

Escrowed Common Shares

On 5/15/1987, the Company issued 296,500 shares of “Principal Escrow” common stock at CDN$0.01 per share.  Effective 11/24/2004, 124,530 of these shares were cancelled and returned to the treasury.  48,922 of these shares are still escrowed and outstanding.  On 9/15/2006, these are held:

Continental Appraisals Ltd....................................   6,115 shares

Corcoran Enterprises Ltd......................................  42,807 shares

Pursuant to a performance escrow agreement dated 2/24/1992 between the Company and certain escrow Shareholders (the “Escrow Agreement”), 48,922 common shares of the Company (the “Escrow Shares”) are held in escrow with Pacific Corporate Trust Company of Vancouver, British Columbia.  The Escrow Shares are held by Corcoran Enterprises Ltd. (“Corcoran”), a private company owned by David Corcoran, a director of the Company and Continental Appraisals Ltd. (“Continental”), a private company owned by Victor Yates, a director of the Company.

Pursuant to the terms of the Escrow Agreement, the Escrow Shares were to have been surrendered for cancellation on 2/24/2002; however, the Escrow Shares have not been cancelled.  The Company has received acceptance in principle from the TSX Venture Exchange (“TSX”) to cancel the Escrow Shares not held by Officers/Director, and have the shares held by Officers/Directors reinstated and made subject to a TSX Tier 2 Surplus Escrow Agreement (the “New Escrow Agreement”) with a six-year time release formula (described below).  Conversion of performance escrow shares to time release escrow shares, as contemplated, is permitted under TSX and British Columbia Securities Commission (“BCSC”) policies relating to escrow shares held under previous escrow regimes such as the BCSC’s Local Policy Statement 3-07.

Final approval of the conversion to a time-release formula is, in the Company’s case, subject to the Company obtaining shareholder approval for the reinstatement and conversion to time-release escrow and complying with all other applicable TSXV and BCSC policies related to the reinstatement and conversion.

Following approval by the Company’s shareholders, the TSXV (12/9/2004), and the BCSC, the Company and the escrow shareholders entered into the New Escrow Agreement.  Under the terms of the New Escrow Agreement, the Escrow Shares and will be released as follows:

   5% (1/20 of total Escrow Shares) 6 Months from the date of TSXV Acceptance

   5% (1/19 of remaining Escrow Shares) 12 months from TSXV Acceptance

   5% (1/18 of remaining Escrow Shares) 18 months from TSXV Acceptance

   5% (1/17 of remaining Escrow Shares) 24 months from TSXV Acceptance

  10% (1/8 of remaining Escrow Shares)  30 months from TSXV Acceptance

  10% (1/7 of remaining Escrow Shares)  36 months from TSXV Acceptance

  10% (1/6 of remaining Escrow Shares)  42 months from TSXV Acceptance

  10% (1/5 of remaining Escrow Shares)  48 months from TSXV Acceptance

  10% (1/4 of remaining Escrow Shares)  54 months from TSXV Acceptance

  10% (1/3 of remaining Escrow Shares)  60 months from TSXV Acceptance

  10% (1/2 of remaining Escrow Shares)  66 months from TSXV Acceptance

  10% (all remaining Escrow Shares)     72 months from TSXV Acceptance

If the Company becomes a Tier 1 issuer under the policies of the TSXV prior to the expiration of the 72-month release period set out above, the release schedule set out above will be amended to comply with the applicable Tier 1 release schedule, resulting in an accelerated release of any securities remaining in escrow, with such securities being released as if the Company had originally been classified as Tier 1 issuer.  The securities of Tier 1 issuers held under surplus security escrow agreements are released over a three-year period, with 10% of the securities being released on TSX acceptance and 15% being released every 6 months thereafter.

Unless otherwise expressly permitted in the New Escrow Agreement, the Escrow Shares may not be sold, transferred, assigned, mortgaged or otherwise dealt with in any way.  Pursuant to the terms of the New Escrow Agreement, the Escrow Shares may be transferred within escrow to an individual who is a director or senior officer of the Company or of a material operating subsidiary of the Company, subject to the approval of the Company’s board of directors, or to a person or company that before the proposed transfer holds more than 20% of the voting rights attached to the Company’s outstanding securities, or to a person or company that after the proposed transfer will hold more than 10% of the voting rights attached to the Company’s outstanding securities and that has the right to elect or appoint one or more directors or senior officers of the Company or of any of its material operating subsidiaries.  The Escrow Shares may also be pledged, mortgaged or charged to a financial institution as collateral for a loan.  No Escrow Shares may be transferred or delivered to the financial institution for this purpose and the loan agreement must provide that the Escrow Securities will remain in escrow if the lender realizes on the security to satisfy the loan.

Pursuant to the terms of the New Escrow Agreement, upon the bankruptcy of an escrow shareholder, the Escrow Shares of that shareholder held in escrow may be transferred within escrow to the trustee in bankruptcy or other person legally entitled to such securities.  Upon the death of an escrow shareholder, all securities of the deceased holder will be released from escrow to the deceased holder’s legal representative.

Subject to certain limited exceptions, escrow shareholders retain all voting rights attached to their Escrow Shares.  The New Escrow Agreement provides that the Escrow Shares will be cancelled if the asset, property or business in consideration of which the Escrow Shares were issued is lost or abandoned, or the operations or development of such asset, property or business is discontinued.

At the Annual Shareholders’ Meeting, 12/9/2004, disinterested shareholders approved an ordinary resolution authorizing the reinstatement of the Escrow Shares and the adoption of the New Escrow Agreement by the Company and the escrow shareholders.  Disinterested shareholders for the purpose of voting on the resolution include all shareholders of the Company other than David Corcoran and Victor Yates, and their affiliates and associates.  A total of 3,449,253 shares held by David Corcoran, Victor Yates, and their affiliates and associates, were therefore not be counted for the purpose of determining whether the required level of shareholder approval has been obtained.

Securities authorized for issuance under equity compensation plans.

 --- No Disclosure Necessary ---

Stock Options

The terms of incentive options granted by the Company are done in accordance with the rules and policies of the TSX Venture Exchange, including the number of common shares under option, the exercise price and expiry date of such options, and any amendments thereto.  The Company adopted a formal written stock option plan (the “Plan”) on 12/12/2003.

Such “terms and conditions”, including the pricing of the options, expiry and the eligibility of personnel for such stock options; and are described below.

The principal purposes of the Company’s stock option program are to (a) promote a proprietary interest in the Company among the officers, directors and employees of the Company and its affiliates, (b) retain and attract the qualified officers, directors and employees the Company requires, (c) provide a long-term incentive element in overall compensation, and (d) promote the long-term profitability of the Company.

Number of Shares Reserved.  The number of common shares that may be issued pursuant to options granted under the Plan may not exceed 10% of the issued and outstanding shares of the Company from time to time at the date of granting of options (including all options granted by the Company under the Plan).

Maximum Term of Options.  The term of any options granted under the Plan is fixed by the Board of Directors and may not exceed five years from the date of grant, or 10 years if the Company is classified as a “Tier 1” issuer under the policies of the TSX Venture Exchange.  The options are non-assignable and non-transferable.

Exercise Price.  The exercise price of options granted under the Plan is determined by the Board of Directors, provided that it is not less than the discounted market price, as that term is defined in the TSX Venture Exchange policy manual or such other minimum price as is permitted by the TSX Venture Exchange in accordance with the policies from time to time, or, if the shares are no longer listed on the TSX Venture Exchange, then such other exchange or quotation system on which the shares are listed or quoted for trading.

Reduction of Exercise Price.  The exercise price of stock options granted to insiders may not be decreased without disinterested shareholder approval, as described below.

Termination.  Any options granted pursuant to the Plan will terminate generally within 90 days of the option holder ceasing to act as a director, officer, or employee of the Company or any of its affiliates, and within generally 30 days of the option holder ceasing to act as an employee engaged in investor relations activities, unless such cessation is on account of death.  If such cessation is on account of death, the options terminate on the first anniversary of such cessation.  If such cessation is on account of cause, or terminated by regulatory sanction or by reason of judicial order, the options terminate immediately.  Options that have been cancelled or that have expired without having been exercised shall continue to be issuable under the Plan.  The Plan also provides for adjustments to outstanding options in the event of any consolidation, subdivision, conversion or exchange of Company’s shares.

Administration. The Plan is administered by the Board of Directors of the Company or senior officer or employee to which such authority is delegated by the Board from time to time.

Board Discretion. The Plan provides that, generally, the number of shares subject to each option, the exercise price, the expiry time, the extent to which such option is exercisable, including vesting schedules, and other terms and conditions relating to such options shall be determined by the Board of Directors of the Company or senior officer or employee to which such authority is delegated by the Board from time to time and in accordance with TSX Venture Exchange policies.  The number of option grants, in any 12-month period, may not result in the issuance to any one optionee which exceed 5% of the outstanding common shares of the Company (unless the Company is a Tier 1 issuer and has obtained the requisite disinterested shareholder approval), or the issuance to a consultant or an employee engaged in investor relations activities which exceed 2% of the outstanding common shares of the Company.  Disinterested shareholder approval will be sought in respect of any material amendment to the Plan.

The names of the Directors/Senior Management/employees/consultants of the Company to whom outstanding stock options have been granted and the number of common shares subject to such options are set forth in Table No. 9, as well as the total number of options outstanding.

Table No. 9

Stock Options Outstanding

September 29, 2006

_____________________________________________________________________________

                            Number of Shares of    CDN$

                                         Common    Exer.       Grant  Expir’n

Name                                      Stock    Price        Date     Date

-----------------------------------------------------------------------------

David Corcoran                          292,350    $0.65     8/24/04  8/24/09

David Corcoran                          125,000    $0.80    10/06/05 10/06/07

Victor Yates                            292,350    $0.65     8/24/04  8/24/09

Victor Yates                            100,000    $0.80    10/06/05 10/06/07

Michael Huddy                           284,700    $0.65     8/24/04  8/24/09

Michael Huddy                           125,000    $0.80    10/06/05 10/06/07

Total Officers/Directors              1,219,400

Employee/Consultants (1)                378,500    $0.09     3/05/03  3/05/08

Employee/Consultant                      57,500    $0.44     5/02/05  5/02/07

Consultant (2)                           20,000    $0.50     2/23/05  2/23/08

Employee/Consultants                    225,500    $0.65     8/24/04  8/24/09

Employee/Consultants (3)                120,000    $0.69     3/06/05  7/19/08

Employee/Consultants (3)                150,000    $0.66     7/19/05  7/19/07

Employee/Consultant  (4)                 50,000    $0.80    10/06/05 10/06/07

Total Officers/Directors/Employees    2,220,900

-----------------------------------------------------------------------------

(1)  Vesting upon optionee completing negotiated marketing arrangement.

(2)  25% of the options vest every six months following grant date.

(3)  25% of the options vest every four months following grant date.

(4)  Vesting pending consummation of a negotiated business arrangement.

_____________________________________________________________________________

_____________________________________________________________________________

Share Purchase Warrants

Table No. 10 lists warrants outstanding, the date the warrants were issued, the exercise price, and the expiration date of the warrants.  As of 9/29/2006 the Company was aware of twelve shareholders of its 3,143,000 warrants.  These warrants are non-transferable.

Table No. 10

Warrants Outstanding

September 29, 2006

_____________________________________________________________________________

_____________________________________________________________________________

              Number of    Number of

              Share        Share                                   Expiration

              Purchase     Purchase                                   Date of

Effective     Warrants     Warrants                                     Share

Date of       Originally   Still            Exercise Price           Purchase

Issuance      Issued       Outstanding    Year #1   Year #2          Warrants

-----------------------------------------------------------------------------

 8/19/2004    1,470,000    1,253,000 (1)    $0.92     $0.92         8/20/2008

 3/22/2005    2,400,000    1,890,000 (2)    $0.55     $0.66         3/22/2007

-----------------------------------------------------------------------------

(1)  Owned by Carl Marks Group

(2)  700,000 owned by Carl Marks Group

_____________________________________________________________________________

_____________________________________________________________________________

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Corcoran, Administrator/CFO/Director

Mr. Corcoran is compensated for his managerial services to the Company indirectly through Corcoran Enterprises Ltd., a private company controlled by Mr. Corcoran.  During Fiscal 2006/2005, $45,798 and $28,830 were paid/accrued to Corcoran Enterprises Ltd., respectively.  In addition, during Fiscal 2005, a bonus of $50,000 was paid for achieving certain key accomplishments for the Company for the period from 1985 to date.

In addition, stock options intended for Mr. Corcoran have been granted to Corcoran Enterprises Ltd.  During Fiscal 2006/2005, 125,000 and 300,000 stock options were granted to Corcoran Enterprises Ltd, respectively.

Victor Yates, Director

Stock options intended for Mr. Yates have been granted to Continental Appraisals Ltd., a private company controlled by Mr. Yates.  During Fiscal 2006/2005: 100,000 and 300,000 stock options were granted to Continental Appraisals Ltd., respectively.

In addition, during Fiscal 2005, a bonus of $30,000 was paid by the Company to Continental Appraisals Ltd., a company owned by Victor Yates, a director of the Company, for achieving certain key accomplishments for the Company for the period 1992 to date.

Other than described above, there have been no transactions since 6/30/2005, or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

 2.  Plan of acquisition, reorganization, arrangement,

     liquidation, or succession:  No Disclosure Necessary

 3.  Articles of Incorporation/By-Laws:

       Incorporated by reference to Form 20-FR Registration Statement, as amended and Form 6-K’s.

 4.  Instruments defining the rights of holders, incl. indentures

     --- Refer to Exhibit #3 ---

 9.  Voting Trust Agreements:  No Disclosure Necessary.

10.  Material Contracts:

     Incorporated by reference to Form 20-FR Registration Statement, as amended and Form 6-K’s.

11.  Statement re Computation of Per Share Earnings:  No Disclosure Necessary

13.  Annual or quarterly reports, Form 10-Q:  No Disclosure Necessary

14.  Code of Ethics:  No Disclosure Necessary

16.  Letter on Change of Certifying Accountant: No Disclosure Necessary

18.  Letter on change in accounting principles:  No Disclosure Necessary

20.  Other documents or statements to security holders: No Disclosure Necessary

21.  Subsidiaries of the Registrant:  No Disclosure Necessary.  Refer to ITEM #1.

22.  Published report regarding matters submitted to vote: No Disclosure Necessary

23.  Consent of Experts and Counsel:  No Disclosure Necessary

24.  Power of Attorney: No Disclosure Necessary

31.  Rule 13a/15d-14(a) Certifications

32.  Section 1350 Certifications

99.  Additional Exhibits:  No Disclosure Necessary

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional accounting services were rendered by Amisano Hanson, Chartered Accountants for Fiscal 2006 and Fiscal 2005.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements incurred in the fiscal years ended 6/30/2006 and 6/30/2005 were $28,717 and $22,728, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements incurred in the fiscal years ended 6/30/2006 and 6/30/2005 were $24,325 and $8,605, respectively.

Tax Fees

The Company incurred no fees during the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred no fees during the last two fiscal years for services rendered by the Company’s principal accountant relating to the preparation of quarterly financial statements for inclusion in the Company’s quarterly reports on Form 10QSB.

SIGNATURE PAGE

Pursuant to the requirements of Section 12g of the Securities Exchange Act of 1934, the Registrant certifies that it meets all of the requirements for filing on Form 10-KSB and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Barrier Technology Inc. --– SEC File # 000-20412

Registrant

Dated: October 6, 2006   By /s/ Michael Huddy__________________________________

                          Michael Huddy, President/CEO/Director

Dated: October 6, 2006   By /s/ David Corcoran_________________________________

                          David Corcoran, CFO/Director