Form 10QSB
period 2006-09-30
INTERNATIONAL BARRIER TECHNOLOGY INC/
filed 2006-11-14
CIK 890543

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended  September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 10/31/2006:   29,414,925 Common Shares w/o par value

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

September 30, 2006

(Stated in US Dollars)

(Unaudited)

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED BALANCE SHEETS

September 30 and June 30, 2006

(Stated in US Dollars)

(Unaudited)

		September 30,	June 30
ASSETS		2006	2006

Current
Cash and term deposits		$ 878,680	$ 897,111
Accounts receivable		449,530	473,100
Prepaid expenses and deposits		35,092	34,604
Inventory		303,617	318,427

		1,666,919	1,723,242
Capital assets		3,775,074	3,685,251
Patent, trademark and technology rights		732,433	763,683

		$ 6,174,426	$ 6,172,176

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 635,999	$ 542,314
Current portion of long-term debts		9,100	9,100
Current portion of obligation under capital leases		63,974	62,569

		709,073	613,983
Long-term debts		8,484	18,200
Obligation under capital leases		514,381	539,982

		1,231,938	1,172,165

STOCKHOLDERS’ EQUITY

Common stock
Authorized:
100,000,000	common shares without par value
Issued:
29,414,925	common shares (June 30, 2006: 29,389,925 common shares)	15,079,071	15,059,952
Additional capital – stock-based compensation		879,301	849,120
Accumulated other comprehensive income		28,833	22,650
Deficit		(11,044,717)	(10,931,711)

		4,942,488	5,000,011

		$ 6,174,426	$ 6,172,176

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

for the three months ended September 30, 2006 and 2005

(Stated in US Dollars)

(Unaudited)

	Three months ended
	September 30,
	2006	2005

Sales	$ 1,984,692	$ 1,342,192
Cost of goods sold	1,559,046	991,026

Gross profit	425,646	351,166

Operating expenses
Research and development	119,070	12,193
Amortization – plant and equipment	57,450	14,897
Amortization – trademark and technology costs	31,250	31,250

	207,770	58,340

Administrative expenses
Accounting and audit fees	25,187	1,680
Consulting	1,685	2,250
Filing Fees	196	4,273
Insurance	32,208	6,148
Interest and bank charges	40	221
Interest on long-term debt	7,813	5,473
Legal fees	30,903	8,338
Office and miscellaneous	24,768	6,686
Sales, marketing, and investor relations	21,761	93,119
Stock-based compensation – Note 2	38,079	10,042
Telephone	3,332	3,526
Transfer agent fees	1,218	-
Travel, promotion, trade shows	18,162	12,825
Wages and management fees – Note 3	139,513	92,028

	344,865	246,609

Income (loss) from operations	(126,989)	46,217

Other item:
Other income	13,983	9,693

Net income (loss) for the period	$ (113,006)	$ 55,910

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	29,409,705	27,844,510

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended September 30, 2006 and 2005

(Stated in US Dollars)

(Unaudited)

	Three months ended
	September 30,
	2006	2005

Operating Activities
Net income (loss) for the period	$ (113,006)	$ 55,910
Changes not involving cash:
Amortization	88,700	46,147
Stock-based compensation	38,079	10,042
Working capital changes:
Accounts receivable	23,570	60,067
Prepaid expenses	(488)	(6,735)
Inventory	14,810	79,657
Accounts payable	93,685	2,822

Cash provided by operations	145,350	247,910

Investing Activity
Purchase of capital assets	(147,273)	(691,757)

Financing Activities
Long-term debts	(9,716)	(10,475)
Capital lease obligations	(24,196)	(10,676)
Common shares issued for cash	11,221	164,289

Cash provided by (used in) financing activities	(22,691)	143,138

Effect of exchange rate changes on cash	6,183	19,719

Decrease in cash during period	(18,431)	(280,990)

Cash and term deposits, beginning of the period	897,111	1,275,944

Cash and term deposits, end of the period	$ 878,680	$ 994,954

Supplementary cash flow information:
Cash paid for:
Interest	$ 7,813	$ 5,472

Income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period ended September 30, 2006

(Stated in US Dollars)

				Accumulated
			Additional	Other
	Common Stock		Capital –	Comprehensive
	Issued		Stock-based	Income
	Shares	Amount	Compensation	(Loss)	Deficit	Total

Balance, June 30, 2005	27,645,325	$ 13,898,740	$ 728,710	$ (43,047)	$ (10,719,987)	$ 3,864,416
Issued for cash pursuant to the exercise of share purchase warrants - at $0.60	217,000	130,200	-	-	-	130,200
- at $0.61	200,000	122,000	-	-	-	122,000
- at $0.62	165,000	102,300	-	-	-	102,300
- at $0.63	320,000	201,600	-	-	-	201,600
- at $0.64	575,000	368,000	-	-	-	368,000
Issued for cash pursuant to the exercise of share purchase options - at $0.09	50,000	4,500	-	-	-	4,500
- at $0.44	52,500	23,100	-	-	-	23,100
- at $0.66	55,100	36,615	-	-	-	36,615
- at $0.69	110,000	75,900	-	-	-	75,900
Stock-based compensation	-	-	217,407	-	-	217,407
Reclassification of stock-based compensation charges upon exercise of share purchase options	-	96,997	(96,997)	-	-	-
Foreign currency translation adjustment	-	-	-	65,697	-	65,697
Net loss for the year	-	-	-	-	(211,724)	(211,724)

Balance, June 30, 2006	29,389,925	15,059,952	849,120	22,650	(10,931,711)	5,000,011

…/cont’d

SEE ACCOMPANYING NOTES

Continued

INTERNATIONAL BARRIER TECHNOLOGY INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period ended September 30, 2006

(Stated in US Dollars)

				Accumulated
			Additional	Other
	Common Stock		Capital –	Comprehensive
	Issued		Stock-based	Income
	Shares	Amount	Compensation	(Loss)	Deficit	Total

Balance, June 30, 2006	29,389,925	15,059,952	849,120	22,650	(10,931,711)	5,000,011
Issued for cash pursuant to the exercise of share purchase options - at $0.45	25,000	11,221	-	-	-	11,221
Reclassification of stock-based compensation charges upon the exercise of share purchase options	-	7,898	(7,898)	-	-	-
Stock-based compensation	-	-	38,079	-	-	38,079
Foreign currency translation adjustment	-	-	-	6,183	-	6,183
Net loss for the period	-	-	-	-	(113,006)	(113,006)

Balance, September 30, 2006	29,414,925	$ 15,079,071	$ 879,301	$ 28,833	$ (11,044,717)	$ 4,942,488

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

While the information presented in the accompanying three months to September 30, 2006 financial statements is unaudited, it includes all adjustments which are, in the opinion of management necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2006.

Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ending June 30, 2007.

Note 2

Share Capital

Escrow:

At September 30, 2006, there are 48,922 shares held in escrow by the Company’s transfer agent. The release of these shares is subject to the direction or determination of the relevant regulatory bodies.

Commitments:

Stock-based Compensation Plan

At September 30, 2006, the Company has granted directors, officers and consultants stock options to purchase 2,445,900 common shares of the Company.

Note 2

Share Capital – (cont’d)

Commitments: – (cont’d)

Stock-based Compensation Plan – (cont’d)

A summary of the status of company’s stock option plan for the three months ended September 30, 2006 is presented below:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Outstanding, June 30, 2006	2,220,900	$0.60
Exercised	(25,000)	$0.45
Granted	250,000	$0.55

Outstanding, September 30, 2006	2,445,900	$0.57

Exercisable, September 30, 2006	2,130,900

The following summarizes information about the stock options outstanding at September 30, 2006:

	Exercise	Expiry
Number	Price	Date

32,500	$0.44	May 2, 2007
150,000	$0.66	July 19, 2007
400,000	$0.80	October 6, 2007
20,000	$0.50	February 23, 2008
378,500	$0.09	March 5, 2008
120,000	$0.69	March 6, 2008
1,094,900	$0.65	August 24, 2009
250,000	$0.55	August 9, 2010

2,445,900

During the three months ended September 30, 2006, a compensation charge associated with the granting of stock options in the amount of $38,079 (2005: $10,042) was recognized in the financial statements.

Note 2

Share Capital – (cont’d)

Commitments: – (cont’d)

Stock-based Compensation Plan – (cont’d)

All stock-based compensation charges have been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended
	September 30,
	2006	2005

Expected dividend yield	0.00%	0.00%
Expected volatility	61.41% - 112.5%	89.5%
Risk-free interest rate	3.02% - 4.90%	3.02%
Expected terms in years	2 years	2 years

Warrants

At September 30, 2006, the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

	Exercise	Expiry
Number	Price	Date

1,890,000	$0.66	March 22, 2007
1,253,000	$0.92	August 20, 2008

3,143,000

Note 3

Related Party Transactions

The Company was charged the following by directors of the Company or private companies with common directors during the three months ended September 30, 2006 and 2005:

	Three months ended
	September 30,
	2006	2005

Wages and management fees	$ 40,704	$ 35,887

Note 4

Contingent Liability

The Company is a defendant in a lawsuit claiming damages for defective building materials.  The amount of the loss, if any, is not determinable and, in the opinion of management in consultation with independent counsel, this lawsuit is without merit.

Note 5

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

Discussion of Operations and Liquidity

International Barrier Technology Inc. (Barrier) manufactures and sells fire-rated building materials primarily in the USA.  Barrier has a patented fire protective material (Pyrotite™) that is applied to building materials to greatly improve their respective fire resistant properties.  Coated wood panel products are sold to builders through building product distribution companies all over the USA.  Many of the top multifamily homebuilders in the USA utilize Barrier’s fire rated structural panel Blazeguard® in areas where the building code requires the use of a fire rated building panel.

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

Sales reported for the first quarter of Fiscal 2007 were $1,984,692, up 48% from the same period last year.  Gross profit has improved to $425,646 from a three-month total of $351,166 in the previous year.  Gross margin, as a percentage of sales revenue in the three-month period, was 21.4%.  Total sales revenue was impacted by historically low sheathing (plywood and Oriented Strand Board) prices.  Sheathing costs are basically a “pass through” commodity item for Blazeguard sales.  Cyclicality in sheathing costs are expected and do not materially effect bottom line profits, but a downward trend in sheathing will have a direct impact on total sales revenue.

Sales, as measured by surface volume of product shipped for the quarter, were 2,691,800 sq.ft.; an increase of  63% from the 1,651,400 sq.ft. shipped the same period the previous year.  Sales into the commercial modular business segment, accounted for 44% of the total volume shipped over the three-month period.  Barrier anticipates that this market will continue to provide an opportunity for sustained growth and will also provide the basis for the development of other markets, such as fire rated residential and non-modular roof deck applications, during fiscal 2007.

Florida continues to be the most significant market for Blazeguard sales into the multifamily residential roof market.  Sales growth has been facilitated by continued gains in market share as more builders switch from chemically impregnated fire rated panels.  Multifamily sales improved 91% quarter to quarter, to 1,488,600.  Of this total, 957,900 sq ft was shipped to Florida.  Blazeguard sales into southern California, which is another strong multifamily market recently penetrated by Barrier, improved to nearly 200,000 sq. ft.  Sales into the California market have been facilitated by Bear Forest Products; a wholesale building products distributor operating out of Riverside, CA.  Bear also has a yard near Phoenix, AZ and intends to begin to distribute Blazeguard from that facility in the current fiscal quarter.

In addition to the newly penetrated geographies of southern California and Arizona, Barrier is intent upon beginning multifamily sales into Texas as well.  Sales representatives are being sought after to help continue sales growth momentum in southern California, Arizona, and Texas

Cost of goods sold in the three-month period ending September 30, 2006 increased to $1,559,046 from $991,026.  This increase is directly related to the higher volume of production and shipments.  Average direct costs per sq.ft. of production (including the substrate) was slightly lower for the three-month period year to year.

The average cost of goods sold has remained relatively constant year to year.  Barrier anticipates significant improvements in the average cost of both labor and materials as the new, highly automated production line continues to provide a higher percentage of product shipped.  Efficiencies will continue to improve as labor becomes more experienced with the idiosyncrasies of the new system.  Also, the need for additional “temporary” labor will decline as full time, permanent labor becomes more efficient.  While the number of required workers on the new line will be similar to the old line, the designed production capacity of the new line will be more than twice that of the old line.

Operating expenses were higher in the three-month period reported.  Operating expenses rose to $207,770 from $58,340.  This included 119,070 of R&D expenses that were incurred capturing trade secrets being developed on the new manufacturing line as it becomes more fully operational.  Additional testing expense was also incurred as new market applications continue to be explored and developed.

Amortization on plant and equipment increased from $14,897 to $57,450.  The increase reflects the depreciation of the new manufacturing line equipment as it is now producing substantial volumes.  The amortization of the world-wide Pyrotite technology (including patents, technical know-how, and trademarks) began when Barrier purchased it in 2004 and will continue at existing rates until it is fully depreciated (8 years).

Administrative expenses in the reported three-month period increased to $344,865 from $246,609 for the same period last year.  Barrier is required to report a line item entitled “stock-based compensation”.  This figure is an estimate of the value of stock options awarded to management and key personnel as a portion of their total compensation package (see section: Critical Accounting Estimates below).  Since options are typically granted with a redeemable stated value less than the current market value, a formula is used to charge the company the difference.  While this reporting is a requirement, and a reflection of value the Company is granting to key personnel, it is a “non-cash” item that does not directly impact operational performance.

Administrative expenses, net of stock based compensation, for the three-month period ending September 30, 2006 was $306,786, an increase from $236,567 the previous year.  While the totals are higher, administrative costs per sq. ft. declined to $0.11 per sq. ft. from $0.14 for the three-month period.  As volumes continue to increase, a further reduction in the average cost of administrative expense per sq.ft. produced is expected.  Barrier expects the reduction in the average cost of administration to have a significant impact on bottom line performance in future reporting periods.

Accounting and audit fees are up considerably in the three-month period.  Accounting requirements have increased significantly with the enactment of the Sarbanes-Oxley Act and the result is indicated in this reporting period.  Insurance costs have increased due to the purchase of a Directors and Officers insurance policy.  In addition, the increase in sales volumes led to additional coverage requirements.  Three month insurance costs have risen to $32,208 from $6,148 the previous year.

Travel, promotion, and trade show expenses are slightly higher as a result of increased activity and the development of the mid-west territory.  Wages and management fees for the three-month period have grown to $139,513 from $92,028 reflecting the addition of professional staff including a new Financial Services Manager (Mr. Todd Lorsung).

Legal fees have increased to $30,903 from $8,338 for the quarter.  This was due to patent fees associated with the process technology developed from the new manufacturing line, in addition to preparation work for potential licensing opportunities in Australia.  Sales, marketing, and investor relations expenses are lower for the quarter ending September 30, 2006, in comparison to the prior year.  Barrier will continue to expand upon its shareholder and customer communication programs to ensure the public is informed about business development and emerging opportunities.  Barrier recently participated in ABC’s “Extreme Makeover Home Edition” to help a deserving family in Minot, ND.  Barrier provided Blazeguard® Fire-Rated Sheathing for the project and it was used in the entire roof deck of the home.

Other items include income not directly relate to business operations.  Other items reported herein include $13,983 in interest income for the three-month period ending September 30, 2006.

Net Income (loss)

A net loss of ($113,006) is reported here for the three-month period ending September 30, 2006, whereas in the same period in 2005, a net income of $55,910 was reported.  The inefficiencies of bringing on the new manufacturing line during this quarter, including:  material usage; temporary labor; and training, has impacted the bottom line.  As the new line approaches its designed capacity and sales continue to grow at record levels, the positive result will impact net income.

Summary of Quarterly Results.    The following is a summary of the Company’s financial results for the eight most recently completed quarters:

	Sept 30 2006	June 30 2006	Mar 31 2006	Dec 31 2005	Sept 30 2005	June 30 2005	Mar 31 2005	Dec 31 2004

Volume shipped (MSF)	2,691.8	2,267.0	2,155.4	1,820.2	1,651.4	1,305.9	1,361.1	1,290.6
Total Revenues (000$)	1.985	1.826	1.825	1.611	1.342	1.069	1.196	1.041
Operating Income	(127.0)	(150.3)	1.7	(187.5)	46.1	(332.6)	(21.1)	(210.3)
Net income (loss)	(113.0)	(144.5)	60.9	(183.9)	55.8	(213.0)	(11.3)	(113.1)
Per Share	(0.00)	(0.00)	(0.00)	(0.01)	(0.00)	(0.01)	(0.00)	(0.00)
Stock-Based Compensation	38.1	40.8	0.0	166.5	10.0	34.7	0.00	7.8
Net income less SBC*	(74.9)	(103.7)	60.9	(17.4)	65.8	(178.3)	(11.3)	(105.3)

*SBC (Stock-Based Compensation)

Sales volumes continue to increase in a significant way.  Sales volume shipped in the most recent quarter was the highest in Barriers history and 19% higher than the record set in the fourth quarter of last fiscal year.  Volume of product shipped in the three-month period ended September 30, 2006 was 1,040,400 sq.ft. greater than in the three month period ending September 30, 2005; a year-to-year increase of 63%.  Since Barrier’s financial performance is ultimately driven by production volume and efficiency, this rate of sales volume growth is very significant and will ultimately result in significant future profits.

New product and market development Barrier is investing time and financial resources in an effort to accelerate long-term growth.  While these expenditures take away from near term profits, the long-term result will be beneficial to attaining our goals.  Initiatives continue to provide opportunities for sales expansion and growth.

Progress continues to be made in designing a “modified” Class A commercial modular roof deck assembly in cooperation with MuleHide Products, Inc.  The modified Class A system is being developed to satisfy requirements for portable classrooms in California, and other parts of the US that utilize portable classrooms. California uses more portable classrooms than any other state in the US.  Since California’s specifications are among the most stringent in the US, satisfying California requirements will enable a modular classroom manufacturer to sell the design in nearly every state desiring portable classroom buildings.  Additionally, the improvements in the Class A system will provide the basis for other Class A roof assembly applications such as wood deck commercial and residential areas prone to wildfires.

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

Structural Insulative Panels (SIP’s) was a significant business for Blazeguard from 1996–1999.  A non-uniform surface appearance of the coating applied by the existing production line, however, created insurmountable issues in marketing the product as an exposed interior wall surface.  The new line will allow Barrier to more successfully produce products to an acceptable interior panel standard.  Barrier anticipates a renewed interest in Blazeguard into the SIP’s market by mid-year 2006.

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

Barrier is also exploring various configurations of the process technology that will enable individual manufacturing customers to place small treatment lines in their own facilities.  These small scale processing lines will be designed to satisfy the individual’s independent need for product treatment.  The licensing agreements will be designed to: protect the technology, prohibit competition, and provide for royalties to be paid to Barrier on an ongoing basis.

Product and technology licensing scenarios are being developed within Barrier and management is confident that licensing relationships or relationships leading to licensing contracts will be in existence prior to the end of the current fiscal year.

Financial position & financings. During the three-month period, Barrier issued a total of 25,000 common shares for proceeds totaling $11,221 as follows: 25,000 common shares at $0.45 per share pursuant to the exercise of share purchase options.

Barrier ended the period with a working capital surplus of $957,846.

Related Party Transactions

During the three months ended September 30, 2006 the Company incurred wages and management fees of $40,704 with directors of the Company and companies with common directors.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of September 30, 2006:  29,414,925 common shares at $15,079,071

Issued as of November   9, 2006:  29,414,925 common shares at $15,079,071

Options and warrants outstanding:

The following summarizes information about the stock options outstanding at September 30, 2006 reflected in US dollar currency:

	Exercise	Expiry
Number	Price	Date

32,500	$0.44	May 2, 2007
150,000	$0.66	July 19, 2007
400,000	$0.80	October 6, 2007
20,000	$0.50	February 23, 2008
378,500 120,000	$0.09 $0.69	March 5, 2008 March 6, 2008
1,094,900	$0.65	August 24, 2009
250,000	$0.55	August 9, 2010

2,445,900

At March 31, 2006, the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

	Exercise	Expiry
Number	Price	Date

1,890,000	$0.66	March 22, 2007
1,253,000	$0.92	August 20, 2008

3,143,000

Critical Accounting Estimates

Stock-based Compensation Charge and Expense

As described in Note 3 to the audited annual financial statements dated June 30, 2006, the Company records stock-based compensation expense in respect to the fair market value on newly issued stock options.  This fair market value of the stock options is estimated at the date the stock options are granted using the Black-Scholes option-pricing model.  The related stock-based compensation expense is recognized over the period in which the options vest.  In addition, this is a non-cash compensation charge and the cash flow effects are realized only at the time of exercise.

Internal Control and Financial Reporting Procedures

The board of directors evaluates and maintains internal control procedures and financial reporting procedures to ensure the safeguarding of Barrier’s assets as well as to ensure full, true, accurate and timely disclosure of Barrier’s financial position for the quarterly period ended September 30, 2006, that would materially affect the accuracy of this financial report.

Other Matters

As at September 30, 2006, the Company does not have any off-balance sheet arrangements to report.

Legal proceedings: In late December 2005, the Company was notified of a pending lawsuit in the state of New Jersey whereupon a townhome association which utilized Blazeguard in a roof replacement project in 1996 is claiming damages resulting from Company product failure.  The Company is insured against such damages and has documented that incorrect product installation by the customer and the customer’s builder was the cause of the subsequent water damage.  The Company anticipates no material impact.

The Directors and the management of the Company know of no other material, active or pending, legal proceedings against them; nor is the Company involved as a plaintiff in any other material proceeding or pending litigation.  The Directors and the management of the Company know of no active or pending proceedings against anyone that might materially adversely affect an interest of the Company.

ITEM 3.  CONTROLS AND PROCEDURES

At the end of first fiscal quarter ended 9/30/2006 (the “Evaluation Date”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act).  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, concluded that the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the first fiscal quarter ended 9/30/2006,

           25,000 stock option were exercised, raising $11,221.

         b.  No Disclosure Necessary.

         c.  No Disclosure Necessary.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No Disclosure Necessary.

ITEM 5.  OTHER INFORMATION

         A.  Reports on Form 8-K:

1.  Effective September 28, 2006, the Company filed a Registration Statement on Form S-8 with the US Securities and Exchange Commission under Reg FD relating to a press release. www.HomebuilderStocks.com (HBS), a global investor and industry news portal for the homebuilder sector, reports on homebuilder stocks and the current housing market. The housing sector, which has experienced record-breaking numbers over the past five years has seen significant slowing this year.  Homebuilder stocks have felt the brunt of this decline in their share value over the past several months.  While many speculate as to whether or not this sector has reached a bottom, some of the large players in this industry have started to realize gains in their stock price since mid-summer.

2.  Effective September 22, 2006, the Company filed a Registration Statement on Form S-8 with the US Securities and Exchange Commission under Reg FD relating to press releases.

a. On September 6, Michael Huddy, Chief Executive Officer for International Barrier Technology, Inc. (OTC Bulletin Board: IBTGF - News) updated the investment community in an exclusive interview with www.wallst.net.  Topics covered in the interview include an overview of the Company and the markets it serves, recent press releases, current capitalization, upcoming strategic and financial milestones.

b. International Barrier Technology Inc. (“Barrier”) (IBTGF: OTCBB; IBH: TSXV), a manufacturer of proprietary fire resistant building materials, is pleased to report records for both monthly sales volume and revenue for the month ending August 31, 2006.  Eight hundred eighty-five thousand, one hundred sq. ft. (885,100) of product was shipped in August 2006, which exceeds the previous record of 851,600 sq. ft. shipped during March 2006.  Year-to-year August sales volumes increased 53% from 578,200 sq.ft. shipped in August 2005.

3.  Effective August 30, 2006, the Company filed a Registration Statement on Form S-8 with the US Securities and Exchange Commission under Reg FD relating to a press release.  International Barrier Technology Inc. (“Barrier”) (IBTGF: OTCBB; IBH: TSXV), a manufacturer of proprietary fire resistant building materials, is pleased to report the company’s national appearance on CNBC’s “Business and Beyond”, hosted by James Brown.  The national airing on CNBC was scheduled for Saturday, August 26, 2006 at 6:30 a.m. Eastern.

4.  Effective August 21, 2006, the Company filed a Registration Statement on Form S-8 with the US Securities and Exchange Commission under Reg FD relating to press releases.

a. International Barrier Technology Inc., a manufacturer of proprietary fire resistant building materials, is pleased to report record July revenue and July shipments.  The sales revenue of $730,368 attained in July 2006 was 43% higher relative to the 2005 revenue of $511,488.

b. International Barrier Technology Inc. (the "Company") announces that it will be extending the term of 1,253,000 share purchase warrants issued pursuant to a private placement for an additional two years from their current expiry date of August 19, 2006 to a new expiry date of August 19, 2008.  The extension of the term of these warrants is subject to (1) the approval of disinterested shareholders at the Company’s next annual general meeting, and (2) regulatory approval.

5.  Effective August 14, 2006, the Company filed a Registration Statement on Form S-8 with the US Securities and Exchange Commission under Reg FD relating to a press release.  International Barrier Technology Inc. (the “Company”) (IBTGF: OTCBB; IBH: TSXV) is pleased to announce the appointment of Craig Roberts as Director.

6.  Effective August 7, 2006, the Company filed a Registration Statement on Form S-8 with the US Securities and Exchange Commission under Reg FD relating to a press release and past third-party research reports.

a. The Company, a manufacturer of proprietary fire-resistant building materials, is pleased to report the release of a revised Internet-website: "International Barrier Technology, Protecting People and Property From Fire".  The website may be found at: www.intlbarrier.com. Further details are available in the Company’s press release dated July 18, 2006.

b. In August 2005, the Company engaged Dutton Associates, a California-based independent securities research firm, to provide publicly available research reports on the Company.  There initial report was published September 6, 2005, with six subsequent updates.  The Dutton Associates website may be found at http://www.jmdutton.com/index.html.  Their reports are attached hereto and incorporated by reference.

7.  Effective August 7, 2006, the Company filed a Registration Statement on Form S-8 with the US Securities and Exchange Commission under Reg FD relating to a press release. International Barrier Technology Inc. is pleased to report record shipments for the fiscal year ending June 30, 2006.  Fiscal year to date sales revenue has increased to $6,610,801 an increase of 51%, from 2005.  Fourth quarter sales revenue was $1,830,167 an increase of 71% from the same three month period in the previous year.  Financial statements are forthcoming but are expected to represent significant improvements in a variety of areas over the previous fiscal year.  Further details are available in the Company’s press release dated July 7, 2006.

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

International Barrier Technology Inc. -– SEC File No. 000-20412

Registrant

Date: November 14, 2006         /s/ Michael Huddy

                                Michael Huddy, President/CEO/Director

Date: November 14, 2006         /s/ David Corcoran

                                David Corcoran, CFO/Director