Form 10KSB/A
period 2006-06-30
INTERNATIONAL BARRIER TECHNOLOGY INC/
filed 2006-12-20
CIK 890543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB/A

Amendment No. 1

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

Index to Exhibits on Page 75

International Barrier Technology Inc.

Form 10-KSB Annual Report

Fiscal Year Ended June 30, 2006

TABLE OF CONTENTS

Introduction                                                              ...3

PART I

PART II

Item 8.  Changes in and Disagreements with Accountants

         on Accounting and Financial Disclosure...........................  60

Item 8A.  Controls and Procedures.........................................  60

Item 8B.  Other Information...............................................  60

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

        Compliance With Section 16(a) of the Exchange Act.................  61

Item 10.  Executive Compensation..........................................  65

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Signatures                                                                  76

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

Craig Roberts (5)          Director                         33      August 2006

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

(5)  Business Address: c/o Barrier Technology Inc.

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

Craig Roberts, Director, is the Director Professional Services of Reed Construction Data, a division of Reed Business Information.  Mr. Roberts was formerly a Senior Director of Ingenium Technologies.

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

Shareholdings of 5% Shareholders

Shareholdings of Directors and Executive Officers

September 29, 2006

______________________________________________________________________________

Title                                              Amount and Nature   Percent

   of                                                  of Beneficial        of

Class    Name/Address of Beneficial Owner                  Ownership   Class #

------------------------------------------------------------------------------

Common   Carl Marks Group (1)                              5,829,471     18.6%

------------------------------------------------------------------------------

Common   Michael Huddy (2)                                 1,639,960      5.5%

Common   David Corcoran (3)                                1,135,685      3.8%

Common   Victor Yates (4)                                    822,122      2.9%

Common   Craig Roberts (5)                                   250,000      0.8%

Common   Lindsey Nauen                                              0       0.0%

Total Directors/Officers                                    3,847,767      13.0%

TOTAL                                                      9,677,238     31.6%

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

(5)   250,000 represent currently exercisable stock options.

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

Table No. 9

Stock Options Outstanding

September 29, 2006

_____________________________________________________________________________

                            Number of Shares of    CDN$

                                         Common    Exer.       Grant  Expir’n

Name                                      Stock    Price        Date     Date

-----------------------------------------------------------------------------

David Corcoran                          292,350    $0.65     8/24/04  8/24/09

David Corcoran                          125,000    $0.80    10/06/05 10/06/07

Victor Yates                            292,350    $0.65     8/24/04  8/24/09

Victor Yates                            100,000    $0.80    10/06/05 10/06/07

Michael Huddy                           284,700    $0.65     8/24/04  8/24/09

Michael Huddy                           125,000    $0.65    10/06/05 10/06/07

Craig Roberts                            250,000    $0.55     8/09/06  8/09/10

Total Officers/Directors              1,469,400

Employee/Consultants (1)                378,500    $0.09     3/05/03  3/05/08

Employee/Consultant                      57,500    $0.44     5/02/05  5/02/07

Consultant (2)                           20,000    $0.50     2/23/05  2/23/08

Employee/Consultants                    225,500    $0.65     8/24/04  8/24/09

Employee/Consultants (3)                120,000    $0.69     3/06/05  7/19/08

Employee/Consultants (3)                150,000    $0.66     7/19/05  7/19/07

Employee/Consultant  (4)                 50,000    $0.80    10/06/05 10/06/07

Total Officers/Directors/Employees    2,470,900

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

International Barrier Technology Inc. --– SEC File # 000-20412

Registrant

Dated: December 12, 2006   By /s/ Michael Huddy________________________

                          Michael Huddy, President/CEO/Director

Dated: December 12, 2006   By /s/ David Corcoran_______________________

                          David Corcoran, CFO/Director