Form 10QSB
period 2006-12-31
INTERNATIONAL BARRIER TECHNOLOGY INC/
filed 2007-02-14
CIK 890543

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended  December 31, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 1/31/2007:   29,414,925 Common Shares w/o par value

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

December 31, 2006

(Stated in U.S. Dollars)

(Unaudited)

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED BALANCE SHEETS

December 31, 2006 and June 30, 2006

(Stated in U.S. Dollars)

(Unaudited)

\

	December 31,	June 30,
ASSETS	2006	2006

Current
Cash and term deposits	$ 595,213	$ 897,111
Accounts receivable	251,422	473,100
Inventory	289,212	318,427
Prepaid expenses and deposits	68,930	34,604

	1,204,777	1,723,242
Plant and equipment	3,806,449	3,685,251
Trademark and technology rights	701,183	763,683

	$ 5,712,409	$ 6,172,176

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 381,907	$ 542,314
Current portion of long-term debt	4,550	9,100
Current portion of obligation under capital leases	65,090	62,569

	451,547	613,983
Long-term debt	-	18,200
Obligation under capital leases	496,248	539,982

	947,795	1,172,165

STOCKHOLDERS’ EQUITY

Share capital
Authorized:
100,000,000 common shares without par value
Issued:
29,414,925 common shares (June 30, 2006: 29,389,925 common shares)	15,079,071	15,059,952
Additional capital – stock-based compensation	906,394	849,120
Other comprehensive loss	22,650	22,650
Deficit	(11,243,501)	(10,931,711)

	4,764,614	5,000,011

	$ 5,712,409	$ 6,172,176

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

for the three and six months ended December 31, 2006 and 2005

(Stated in U.S. Dollars)

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005

Sales	$ 1,643,081	$ 1,610,388	$ 3,627,773	$ 2,952,580
Cost of goods sold	1,316,401	1,287,117	2,875,447	2,278,143

Gross profit	326,680	323,271	752,326	674,437

Operating expenses
Research and development	21,868	19,139	140,938	31,332
Amortization – plant and equipment	76,879	12,506	134,329	27,402
Amortization – trademark and technology costs	31,250	31,249	62,500	62,500

	129,997	62,894	337,767	121,234

Administrative expenses
Accounting and audit fees	28,452	28,791	53,639	30,471
Consulting fees	759	4,570	2,444	6,820
Filing fees	11,115	7,389	11,311	9,169
Insurance	22,827	11,745	55,035	17,893
Interest and bank charges	70	135	110	355
Interest on long-term obligations	18,344	7,172	26,157	12,644
Legal fees	40,952	19,702	71,855	28,040
Office and miscellaneous	16,373	22,932	41,141	29,618
Sales, marketing, and investor relations	36,066	65,885	57,827	162,329
Stock-based compensation – Note 2	27,093	166,393	65,172	176,569
Telephone	2,889	3,029	6,221	6,555
Transfer agent fees	5,854	5,652	7,072	8,144
Travel, promotion, trade shows	12,272	11,210	30,434	20,710
Wages and management fees – Note 3	154,267	93,253	293,780	185,281

	377,333	447,858	722,198	694,598

Loss from operations	(180,650)	(187,481)	(307,639)	(141,395)

…/cont’d

INTERNATIONAL BARRIER TECHNOLOGY INC.

Continued

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

for the three and six months ended December 31, 2006 and 2005

(Stated in U.S. Dollars)

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005

Loss from operations	$ (180,650)	$ (187,481)	$ (307,639)	$ (141,395)

Other items:
Foreign exchange loss	(33,944)	(1,536)	(27,761)	(1,536)
Other income	9,627	5,125	23,610	14,819

	(24,317)	3,589	(4,151)	13,283

Net loss for the period	(204,967)	(183,892)	(311,790)	(128,112)

Deficit, beginning of the period	(11,038,534)	(10,664,207)	(10,931,711)	(10,719,987)

Deficit, end of the period	$ (11,243,501)	$ (10,848,099)	$ (11,243,501)	$ (10,848,099)

Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.00)

Weighted average number of shares outstanding	29,414,925	28,831,445	29,412,208	28,336,618

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended December 31, 2006 and 2005

(Stated in U.S. Dollars)

(Unaudited)

	Six months ended
	December 31,
	2006	2005

Operating Activities
Net loss for the period	$ (311,790)	$ (128,112)
Items not involving cash:
Amortization – plant and equipment	134,329	27,402
– trademark and technology costs	62,500	62,500
Stock-based compensation	65,172	176,569
Changes in non-cash working capital items related to operations
Accounts receivable	221,678	(81,029)
Inventory	29,215	102,072
Prepaid expenses	(34,326)	(50,632)
Accounts payable	(160,407)	80,196

Cash provided by operations	6,371	188,966

Investing Activity
Acquisition of plant and equipment	(255,527)	(1,188,980)

Financing Activities
Long-term debt	(22,750)	(15,922)
Capital lease obligations	(41,213)	(21,507)
Common shares issued for cash	11,221	871,005

Cash provided by (used in) financing activities	(52,742)	833,576

Effect of exchange rate changes on cash	-	36,053

Change in cash during period	(301,898)	(130,385)

Cash and term deposits, beginning of the period	897,111	1,275,944

Cash and term deposits, end of the period	$ 595,213	$ 1,145,559

Supplementary cash flow information:
Cash paid for:
Interest	$ 26,157	$ 5,472

Income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

for the period ended December 31, 2006

(Stated in U.S. Dollars)

	Common Stock		Additional	Other
	Issued		Paid-in	Comprehensive
	Shares	Amount	Capital	Loss	Deficit	Total

Balance, June 30, 2005	27,645,325	$ 13,898,740	$ 728,710	$ (43,047)	$ (10,719,987)	$ 3,864,416
Issued for cash pursuant to the exercise of share purchase warrants – at $0.60	217,000	130,200	-	-	-	130,200
– at $0.61	200,000	122,000	-	-	-	122,000
– at $0.62	165,000	102,300	-	-	-	102,300
– at $0.63	320,000	201,600	-	-	-	201,600
– at $0.64	575,000	368,000	-	-	-	368,000
Issued for cash pursuant to the exercise of share purchase options – at $0.09	50,000	4,500	-	-	-	4,500
– at $0.44	52,500	23,100	-	-	-	23,100
– at $0.66	55,100	36,615	-	-	-	36,615
– at $0.69	110,000	75,900	-	-	-	75,900
Stock-based compensation	-	-	217,407	-	-	217,407
Reclassification of stock-based compensation charges upon exercise of foreign currency translation adjustment	-	96,997	(96,997)	65,697	-	65,697
Net loss for the year	-	-	-	-	(211,724)	(211,724)

Balance, June 30, 2006	29,389,925	15,059,952	849,120	22,650	(10,931,711)	5,000,011
Issued for cash pursuant to the exercise of share purchase options – at $0.45	25,000	11,221	-	-	-	11,221
Amount reclassified from contributed surplus upon exercise of stock options	-	7,898	(7,898)	-	-	-
Stock-based compensation	-	-	65,172	-	-	65,172
Net loss for the period	-	-	-	-	(311,790)	(311,790)

Balance, December 31, 2006	29,414,925	$ 15,079,071	$ 906,394	$ 22,650	$ (11,243,501)	$ 4,764,614

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Stated in U.S. Dollars)

(Unaudited)

Note 1

Interim Reporting

While the information presented in the accompanying six months to December 31, 2006 financial statements is unaudited, it includes all adjustments which are, in the opinion of management necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2006.

Operating results for the six months ended December 31, 2006 are not necessarily indicative of the results that can be expected for the year ending June 30, 2007.

Note 2

Share Capital

Escrow:

At December 31, 2006, there were 48,922 shares held in escrow by the Company’s transfer agent. The release of these shares is subject to the direction or determination of the relevant regulatory bodies.

Commitments:

Stock-based Compensation Plan

At December 31, 2006, the Company has granted directors, officers and consultants the option to purchase 2,445,900 common shares of the Company.

A summary of the status of company’s stock option plan for the six months ended December 31, 2006 is presented below:

	Shares	Price

Outstanding, June 30, 2006	2,220,900	$0.60
Exercised	(25,000)	$0.45
Granted	250,000	$0.55

Outstanding, December 31, 2006	2,445,900	$0.57

Exercisable, December 31, 2006	2,255,900

International Barrier Technology Inc.

Notes to the Interim Consolidated Financial Statements

December 31, 2006

(Stated in U.S. Dollars)

(Unaudited) - Page 2

Note 2

Share Capital – (cont’d)

Commitments: – (cont’d)

Stock-based Compensation Plan – (cont’d)

The following summarizes information about the stock options outstanding at December 31, 2006:

Number of Shares	Exercise Price	Expiry Date

32,500	$0.44	May 2, 2007
150,000	$0.66	July 19, 2007
400,000	$0.80	October 6, 2007
20,000	$0.50	February 23, 2008
378,500	$0.09	March 5, 2008
120,000	$0.69	March 6, 2008
1,094,900	$0.65	August 24, 2009
250,000	$0.69	August 9, 2010

2,445,900

During the six months ended December 31, 2006, a compensation charge associated with the grant of stock options in the amount of $65,172 (2005: $176,569) was recognized in the financial statements.

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

International Barrier Technology Inc.

Notes to the Interim Consolidated Financial Statements

December 31, 2006

(Stated in U.S. Dollars)

(Unaudited) - Page 3

Note 2

Share Capital – (cont’d)

Commitments: – (cont’d)

Warrants

At September 30, 2006, the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

Number of Shares	Exercise Price	Expiry Date

1,890,000	$0.64	March 22, 2007
1,253,000	$0.92	August 20, 2008

3,143,000

Note 3

Related Party Transactions

The Company was charged the following by directors of the Company or private companies with common directors during the three and six months ended December 31, 2006 and 2005:

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005

Wages and management fees	$ 44,960	$ 31,929	$ 84,164	$ 67,917

Note 4

Contingent Liability

The Company is a defendant in a lawsuit claiming damages for defective building materials.  The amount of a loss, if any, is not determinable and, in the opinion of management in consultation with independent counsel, this lawsuit is without merit.

Note 5

Canadian and United States Generally Accepted Accounting Principles

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

Description of Business

International Barrier Technology Inc. (Barrier) manufactures and sells fire-rated building materials primarily in the U.S.A.  Barrier has a patented fire protective material (Pyrotite™) that is applied to building materials to greatly improve their respective fire resistant properties. Coated wood panel products are sold to builders through building product distribution companies all over the USA.  Many of the top multifamily homebuilders in the USA utilize Barrier’s fire rated structural panel Blazeguard® in areas where the building code requires the use of a fire rated building panel.

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

Sales reported for the second quarter of Fiscal 2007 were up to $1,643,081 from the $1,610,388 reported in the same period last year.  Year-to-date sales are up to $3,627,773 from $2,952,580.  While Barrier has become used to double-digit growth in sales revenue over the last two years, maintaining growth of any amount is encouraging to management considering the temporary downturn in US housing starts.  Gains in Blazeguard sales are being facilitated by a continued increase in market share in existing Blazeguard markets and by adding sales to new geographies.  This gain in market share will help fuel significant growth in sales as the US building industry continues its recovery throughout 2007.

Gross profit has improved to $326,680 from a three-month total of $323,271 in the previous year and up to $752,326 from $674,437 year-to-date.  Gross margin, as a percentage of sales revenue, in the three-month period was 20% and 21% year-to-date.  Total sales revenue was impacted by historically low sheathing (plywood and Oriented Strand Board) prices.  Sheathing costs are basically a “pass through” commodity item for Blazeguard sales.  Cyclicality in sheathing costs is expected and does not materially affect bottom-line profits, but a downward trend in sheathing will have a direct impact on total sales revenue.

Sales, as measured by surface volume of product shipped for the quarter, were 2,251,800 sq.ft.; an increase of 24% from the 1,820,200 sq.ft. shipped the same period the previous year.  Sales into the commercial modular business segment, accounted for 41% of the total volume shipped over the three-month period.  Barrier anticipates that this market will continue to provide an opportunity for sustained growth and will also provide the basis for the development of other markets, such as fire rated residential and non-modular roof deck applications, during Fiscal 2007.

Florida continues to be the most significant market for Blazeguard sales into the multifamily residential roof market.  Sales growth has been facilitated by continued gains in market share as more builders switch from chemically impregnated fire rated panels.  Multifamily sales improved 24% quarter to quarter, to 1,327,400 sq.ft.  Of this total, 884,000 sq ft was shipped to Florida.  Blazeguard sales into southern California, which is another strong multifamily market recently penetrated by Barrier, improved to nearly 278,400 sq. ft.  Sales into the California market have been facilitated by Bear Forest Products; a wholesale building products distributor operating out of Riverside, CA.  Bear also has a yard near Phoenix, AZ and intends to begin to distribute Blazeguard from that facility in the third fiscal quarter.

In addition to the newly penetrated geographies of southern California and Arizona, Barrier is intent upon beginning multifamily sales into Texas as well.  Sales representatives are being sought after to help continue sales growth momentum in southern California, Arizona, and Texas.

Cost of goods sold in the three-month period ending December 31, 2006 increased to $1,316,401 from $1,287,117.  This increase is directly related to the higher volume of production and shipments.  Average direct costs per sq.ft. of production (including the substrate) was substantially lower (from 0.71 to 0.58) for the three-month period year to year.

The average cost of goods sold has remained relatively constant year to year.  Barrier anticipates significant improvements in the average cost of both labor and materials as the new, highly automated production line continues to provide a higher percentage of product shipped.  Efficiencies are expected to continue to improve as labor becomes more experienced with the idiosyncrasies of the new system.  Also, the need for additional “temporary” labor will decline as full-time, permanent labor becomes more efficient.  While the number of required workers on the new line will be similar to the old line, the designed production capacity of the new line will be more than twice that of the old line.

Operating expenses were higher in the three-month period reported.  Operating expenses rose to $129,997 from $62,894.  This included $21,868 of R&D expenses that were incurred as new market applications continue to be explored and developed.

Amortization on plant and equipment increased to $76,879 from $12,506.  The increase reflects the depreciation of the new manufacturing line equipment as it is now producing substantial volumes.  The amortization of the world-wide Pyrotite technology (including patents, technical know-how, and trademarks) began when Barrier purchased it in 2004 and will continue at existing rates until it is fully depreciated (eight years).

Administrative expenses in the reported three-month period decreased to $377,333 from $447,858 for the same period last year.  Administrative costs per sq. ft. declined to $0.17 per sq. ft. from $0.25 for the three-month period. As volumes continue to increase, a further reduction in the average cost of administrative expense per sq.ft. produced is expected.  Barrier expects the reduction in the average cost of administration to have a significant impact on bottom line performance in future reporting periods.

Barrier is required to report a line item entitled “stock-based compensation”.  This figure is an estimate of the value of stock options awarded to management and key personnel as a portion of their total compensation package (refer to “Critical Accounting Estimates” below).  Since options are typically granted with a redeemable stated value less than the current market value, a formula is used to charge the company the difference.  While this reporting is a requirement, and a reflection of value the company is granting to key personnel, it is a “non-cash” item that does not directly impact operational performance.  Stock-based compensation decreased from $166,393 to $27,093 for the quarter ending December 31, 2006.

Insurance costs have increased due to the increase in sales volumes that led to additional coverage requirements.  Three-month insurance costs have risen to $22,827 from $11,745 the previous year.

Travel, promotion, and trade show expenses were slightly higher as a result of increased activity and the development of the mid-west and southern California territory.  Wages and management fees for the three-month period have grown to $154,267 from $93,253 reflecting the addition of professional staff including a new Financial Services Manager (Mr. Todd Lorsung).

Legal fees increased to $40,952 from $19,702 for the second quarter.  This was due to patent fees associated with the process technology developed from the new manufacturing line, in addition to preparation work for potential licensing opportunities in Australia.  Sales, marketing, and investor-relations expenses are lower for the quarter ending December 31, 2006, in comparison to the prior year.  Barrier will continue to expand upon its shareholder and customer communication programs to ensure the public is informed about business development and emerging opportunities.

Other items include income not directly related to business operations; including $9,627 in interest income and $33,944 in foreign exchange loss for the three-month period ending December 31, 2006.

A net loss of ($204,967) was reported for the three-month period ending December 31, 2006, whereas in the same period in 2005, a net loss of ($183,892) was reported.  Net of non-cash items (amortization and stock-based compensation), the quarterly net loss is ($69,745) and the year-to-date net loss is ($49,789).  As the utilization and streamlining of the new manufacturing line continues, the positive result will impact net income.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the eight most recently completed quarters:

	Dec 31 2006	Sept 30 2006	June 30 2006	Mar 31 2006	Dec 31 2005	Sept 30 2005	June 30 2005	Mar 31 2005

Volume shipped (MSF)	2,251.8	2,691.8	2,267.0	2,155.4	1,820.2	1,651.4	1,305.9	1,361.1
Total Revenues (000$)	1.643	1.985	1.826	1.825	1.611	1.342	1.069	1.196
Operating Income	(180.6)	(127.0)	(150.3)	1.7	(187.5)	46.1	(332.6)	(21.1)
Net income (loss)**	(204.9)	(106.8)	(144.5)	60.9	(183.9)	55.8	(213.0)	(11.3)
Per Share	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)	(0.00)	(0.01)	(0.00)
Stock-Based Compensation	27.1	38.1	40.8	0.0	166.5	10.0	34.7	0.00
Net income less SBC*	(177.8)	(74.9)	(103.7)	60.9	(17.4)	65.8	(178.3)	(11.3)

*SBC (Stock-Based Compensation); and

**During the period, the foreign exchange translation was reclassified.  It was previously recorded on the Balance Sheet as a component of Other Comprehensive Income/Loss.  It is now reflected on the Statement of Operations.  This results in an increase in the net loss of $27,761 for the quarter ending December 31, 2006 and a reduction of $6,200 in the net loss as reported for the quarter ending September 30, 2006.  Prior periods were not adjusted.

New product and market development

Barrier is investing time and financial resources in an effort to accelerate long-term growth.  While these expenditures take away from near term profits, the long-term result is expected to be beneficial to attaining our goals.  Initiatives continue to provide opportunities for sales expansion and growth.

Progress continues to be made in designing a “modified” Class A commercial modular roof deck assembly in cooperation with MuleHide Products Inc.  The modified Class A system is being developed to satisfy requirements for portable classrooms in California, and other parts of the USA that utilize portable classrooms.  California uses more portable classrooms than any other state in the USA.  Since California’s specifications are among the most stringent in the USA, satisfying California requirements will enable a modular classroom manufacturer to sell the design in nearly every state desiring portable classroom buildings.  Additionally, the improvements in the Class A system will provide the basis for other Class A roof assembly applications such as wood deck commercial and residential areas prone to wildfires.

Barrier has continued its work on developing a new market application for Blazeguard manufactured with a wood veneer face.  These overlaid panels will be used in interior wall applications where a Class A flame spread is required: institutional and commercial office buildings.  Barrier is working on this project in association with a major USA producer of plywood and particleboard.  Preliminary veneer trials have been encouraging.  Glue compatibility with existing veneer laminating companies, for the purposes of third party manufacturing during business startup, is the current focus of R&D activity.  Barrier and their partner in this endeavor remain keenly optimistic about the opportunities this market has for future sales.

Structural Insulative Panels (SIP’s) was a significant business for Blazeguard from 1996–1999.  A non-uniform surface appearance of the coating applied by the existing production line, however, created insurmountable issues in marketing the product as an exposed interior wall surface.  The new line will allow Barrier to more successfully produce products to an acceptable interior panel standard.  Barrier anticipates a renewed interest in Blazeguard into the SIP’s market by mid-2007.

Significant progress continues to be made in marketing Blazeguard enhanced Class C roof deck assemblies to modular building manufacturers all over the USA.  These portable and modular buildings are being used as temporary shelters and construction trailers in Louisiana and other areas impacted by hurricane Katrina.  Barrier, and its partner in this development endeavor, MuleHide Products Inc., believes that the growth of this business will continue to be strong throughout 2007 and beyond.

Global licensing opportunities

With the purchase of the world technology rights, Barrier is in a position to develop licensing arrangements.  When interested parties inquire regarding licensing, Barrier responds with an information packet and begins an assessment of appropriateness of fit with our technology.

Any licensing agreements will be designed to protect the technology, prohibit competition, and provide for royalties to be paid to Barrier on an ongoing basis.

Product and technology licensing scenarios are being developed within Barrier and management is confident that licensing relationships or relationships leading to licensing contracts will be in existence in the near future.

Financial position & financings

Barrier ended the period with a working capital surplus of $753,230.

Related Party Transactions

During the three months ended December 31, 2006 the Company incurred wages and management fees of $44,960 with directors of the Company and companies with common directors.

Capitalization

Authorized: 100,000,000 common shares without par value.

Issued as of December 31, 2006:  29,414,925 common shares at $15,079,071

Issued as of February 12, 2007:  29,414,925 common shares at $15,079,071

Options and warrants outstanding

The following summarizes information about the stock options outstanding at December 31, 2006 reflected in US dollar currency:

	Exercise	Expiry
Number	Price	Date

32,500	$0.44	May 2, 2007
150,000	$0.66	July 19, 2007
400,000	$0.80	October 6, 2007
20,000	$0.50	February 23, 2008
378,500 120,000	$0.09 $0.69	March 5, 2008 March 6, 2008
1,094,900	$0.65	August 24, 2009
250,000	$0.55	August 9, 2010

2,445,900

At December 31, 2006, the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

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

Internal Control and Financial Reporting Procedures

The board of directors evaluates and maintains internal control procedures and financial reporting procedures to ensure the safeguarding of Barrier’s assets as well as to ensure full, true, accurate and timely disclosure of Barrier’s financial position for the quarterly period ended December 31, 2006, that would materially affect the accuracy of this financial report.

Other Matters

As at December 31, 2006, the Company does not have any off-balance sheet arrangements to report.

International Barrier Technology Inc. has received a preliminary liability and damage report from the New Jersey townhouse association in connection with its lawsuit commenced against its contractor, engineering consultant, property manager and the Company (the “ Defendants”).  The lawsuit involves alleged water damage in a 1996 roof replacement project that was allegedly caused by claimed Company product failure along with other alleged deficiencies.  The Company first reported on the prospect of this litigation in December 2005.  The townhouse association claims that as a result of defective product supplied, and negligent work performed by other named Defendants, the association has suffered damages of US$5,506,409.46.  Repairs have been limited to 14 of 174 townhouse units, where water damage has been noted. The total square footage affected to date has been over an area covering less than 10,000 square feet.  The damages claimed include the costs of repairs made subsequent to the initial installation work, attorney and consultant fees, and the estimated anticipated future costs for roof repairs on units which have not previously required roof repairs nor have shown any sign of damage.

The Defendants, through their insurers, are in the process of engaging a qualified expert to consider the report and to prepare a response to refute it.  The townhouse association’s request for mediation with the Defendants has been declined by the Defendants at this juncture.  The Company carries insurance to protect against such claims and has documented that any damage occurring to date was the result of insufficient ventilation and incorrect installation.  The Company anticipates that the claim will have no material financial impact on the Company.

The lawsuit by the townhouse association is the first involving the Company in 17 years of product distribution in the United States.  Over that time, millions of square feet of the Company’s products have been successfully installed for roofing and other applications.  The Company will report further on this matter as developments occur.

ITEM 3.  CONTROLS AND PROCEDURES

At the end of second fiscal quarter ended 12/31/2006 (the “Evaluation Date”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act).  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, concluded that the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s Fiscal Year Ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January 2007, the Company received a preliminary liability and damage report from the New Jersey townhouse association in connection with its lawsuit commenced against its contractor, engineering consultant, property manager and the Company (the “ Defendants”).  The lawsuit involves alleged water damage in a 1996 roof replacement project that was allegedly caused by claimed Company product failure along with other alleged deficiencies.  The Company first reported on the prospect of this litigation in December 2005.  The townhouse association claims that as a result of defective product supplied, and negligent work performed by other named Defendants, the association has suffered damages of $5,506,409.46.  Repairs have been limited to fourteen of 174 townhouse units, where water damage has been noted. The total square footage affected to date has been over an area covering less than 10,000 square feet.  The damages claimed include the costs of repairs made subsequent to the initial installation work, attorney and consultant fees, and the estimated anticipated future costs for roof repairs on units which have not previously required roof repairs nor have shown any sign of damage.

The Defendants, through their insurers, are in the process of engaging a qualified expert to consider the report and to prepare a response to refute it.  The townhouse association’s request for mediation with the Defendants has been declined by the Defendants at this juncture.  The Company carries insurance to protect against such claims and has documented that any damage occurring to date was the result of insufficient ventilation and incorrect installation.  The Company anticipates that the claim will have no material financial impact on the Company.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.  During the first six months ended 12/31/2006, 25,000 stock options were exercised, raising $11,221.

b.  No Disclosure Necessary.

c.  No Disclosure Necessary.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company’s annual meeting of stockholders was held on 11/30/2006.

         a.  The Company’s stockholders ratified the appointment of

             Amisano Hanson as independent auditor of the Company for the year ending 6/30/2007:

               23,160,388 for; 0 against; and 87,522 withheld.

         b.  Fixed the auditor’s remuneration:

               23x182x790 for; 65,120 against; and 0 withheld.

         c.  Set number of Directors at four;

               23,216,860 for; 13,050 against; and 0 withheld.

         d.  The following were nominated and elected to serve as Directors of the Company for a term of one year or until their successors shall have been duly elected and qualified:

             Nominee                          Votes For          Withheld

             David Corcoran:                 23,226,590            21,320

             Michael Huddy:                  23,216,790            31,120

             Victor Yates:                   23,216,790            31,120

             Craig Roberts:                  23,187,650            60,260

         e.  The yearly approval for the Company’s “rolling” Stock Option

             Plan was voted on:

             8,465,123 for; 388,960 against; 0 withheld; 14,393,827 not voted.

ITEM 5.  OTHER INFORMATION

         A.  Reports on Form 8-K:

1.  Effective August 7, 2006, the Company filed a Current Report on Form 8-K with the US Securities and Exchange Commission under Reg FD relating to a press release. International Barrier Technology Inc. is pleased to report record shipments for the fiscal year ending June 30, 2006.  Fiscal year to date sales revenue has increased to $6,610,801 an increase of 51%, from 2005.  Fourth quarter sales revenue was $1,830,167 an increase of 71% from the same three month period in the previous year.  Financial statements are forthcoming but are expected to represent significant improvements in a variety of areas over the previous fiscal year.  Further details are available in the Company’s press release dated July 7, 2006.

2.  Effective August 7, 2006, the Company filed a Current Report on Form 8-K with the US Securities and Exchange Commission under Reg FD relating to a press release and past third-party research reports.

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

3.  Effective August 14, 2006, the Company filed a Current Report on Form 8-K with the US Securities and Exchange Commission under Reg FD relating to a press release.  International Barrier Technology Inc. (the “Company”) (IBTGF: OTCBB; IBH: TSXV) is pleased to announce the appointment of Craig Roberts as Director.

4.  Effective August 21, 2006, the Company filed a Current Report on Form 8-K with the US Securities and Exchange Commission under Reg FD relating to press releases.

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

5.  Effective August 30, 2006, the Company filed a Current Report on Form 8-K with the US Securities and Exchange Commission under Reg FD relating to a press release.  International Barrier Technology Inc. (“Barrier”) (IBTGF: OTCBB; IBH: TSXV), a manufacturer of proprietary fire resistant building materials, is pleased to report the company’s national appearance on CNBC’s “Business and Beyond”, hosted by James Brown.  The national airing on CNBC was scheduled for Saturday, August 26, 2006 at 6:30 a.m. Eastern.

6.  Effective September 22, 2006, the Company filed a Current Report on Form 8-K with the US Securities and Exchange Commission under Reg FD relating to press releases.

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

7.  Effective September 28, 2006, the Company filed a Current Report on Form 8-K with the US Securities and Exchange Commission under Reg FD relating to a press release.

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

8.  Effective October 16, 2006, the Company filed a Current Repot on Form 8-K with the US Securities and Exchange Commission under Reg FD relating to press releases.

a.  International Barrier Technology Inc. (“Barrier”) (IBTGF: OTCBB; IBH: TSXV), a manufacturer of proprietary fire resistant building materials, is pleased to report record shipments for the month and quarter ending September 2006.

b.  International Barrier Technology Inc. (“Barrier”) (IBTGF: OTCBB; IBH: TSXV), a manufacturer of proprietary fire resistant building materials, is pleased to report the company’s participation in an upcoming episode of ABC’s “Extreme Makeover Home Edition”.  The national airing on ABC is scheduled for Sunday, October 15, 2006 at 8:00 p.m. Eastern.

9.  Effective October 27, 2006, the Company filed a Current Report on Form 8-K with the US Securities and Exchange Commission under Reg FD relating to a press release.  www.EnvironmentStocks.com (ES), an investor and industry news portal for the cleantech sector, provides insight into the growing support for 'green' technology by the insurance arena. Insurers are showing new strategic directions as they focus on reducing the risks associated with climate change in hopes of minimizing the occurrence and impact of natural disasters such as fires, floods, hurricanes, etc. By reducing harmful greenhouse emissions, thus minimizing global warming, insurers are hoping to minimize losses, but also establish new revenue channels. The green building arena and its participants, such as environmentally friendly fire-resistant building materials manufacturer International Barrier Technology, Inc. (OTC BB:IBTGF.OB - News) (TSX VENTURE:IBH.V - News), are looking to benefit from the additional support of this sector, which is considered to be a driving factor toward future market growth.

8.  Effective November 20, 2006, the Company filed a Current Repot on Form 8-K with the US Securities and Exchange Commission under Reg FD relating to press releases.

a.  On November 9, 2006, Dutton Associates issued a press release this afternoon announcing an update to their independent investment opinion on International Barrier Technology.  The report maintains their Speculative Buy Rating.

b.  Watkins, MN; Vancouver, BC November 15, 2006 - International Barrier Technology Inc. (Barrier) (IBTGF: OTCBB; IBH: TSXV), a manufacturer of proprietary fire resistant building materials, is pleased to report record shipments for the month ending October 2006.  876,384 square feet of Blazeguard products were shipped during October 2006.  This is an increase of 100% from the 439,000 shipped during the same period last year.

9.  Effective December 18, 2006, the Company filed a Current Repot on Form 8-K with the US Securities and Exchange Commission under Reg FD relating to a press release:

International Barrier Technology Inc. (“Barrier”) (IBTGF: OTCBB; IBH: TSXV), a manufacturer of proprietary fire resistant building materials, is pleased to report record year to date sales revenue and sales volume shipped.

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

International Barrier Technology Inc. -– SEC File No. 000-20412

Registrant

Date: February 14, 2007         /s/ Michael Huddy

                                Michael Huddy, President/CEO/Director

Date: February 14, 2007         /s/ David Corcoran

                                David Corcoran, CFO/Director