Form 10QSB
period 2007-03-31
INTERNATIONAL BARRIER TECHNOLOGY INC/
filed 2007-05-11
CIK 890543

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended  March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 4/30/2007:   29,414,925 Common Shares w/o par value

Transitional Small Business Disclosure Format (Check one): Yes ___ No xxx

SEC 2334 (5-06)  Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Stated in U.S. Dollars)

(Unaudited)

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED BALANCE SHEETS

March 31, 2007 and June 30, 2006

(Stated in U.S. Dollars)

(Unaudited)

	March 31,	June 30,
ASSETS	2007	2006

Current
Cash and cash equivalents	$ 518,813	$ 897,111
Accounts receivable	248,273	473,100
Inventory	422,686	318,427
Prepaid expenses and deposits	73,679	34,604

	1,263,451	1,723,242
Plant and equipment	3,842,573	3,685,251
Trademark and technology rights – Note 5	669,933	763,683

	$ 5,775,957	$ 6,172,176

LIABILITIES

Current
Revolving operating loan – Note 3	$ 247,000	$ -
Accounts payable and accrued liabilities	376,807	542,314
Current portion of long-term debt	4,550	9,100
Current portion of obligation under capital leases	65,500	62,569

	693,857	613,983
Long-term debt	-	18,200
Obligation under capital leases	481,008	539,982

	1,174,865	1,172,165

STOCKHOLDERS’ EQUITY

Share capital – Note 2	15,079,071	15,059,952
Additional paid-in capital	933,700	849,120
Other comprehensive loss	22,650	22,650
Deficit	(11,434,329)	(10,931,711)

	4,601,092	5,000,011

	$ 5,775,957	$ 6,172,176

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

for the three and nine months ended March 31, 2007 and 2006

(Stated in U.S. Dollars)

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006

Sales	$ 1,068,491	$ 1,825,087	$ 4,696,264	$ 4,777,667
Cost of goods sold	813,584	1,381,408	3,689,031	3,659,551

Gross profit	254,907	443,679	1,007,233	1,118,116

Operating expenses
Research and development	29,067	45,856	170,005	77,188
Amortization – plant and equipment	57,450	14,897	191,779	42,299
Amortization – trademark and technology costs	31,250	31,250	93,750	93,750

	117,767	92,003	455,534	213,237

Administrative expenses
Accounting and audit fees	13,689	12,434	67,328	42,905
Consulting fees	-	2,160	2,444	8,980
Filing fees	7,339	11,565	18,650	20,734
Insurance	37,814	46,304	92,849	64,197
Interest and bank charges	2,474	116	2,584	471
Interest on long-term debt	7,929	7,551	34,086	20,195
Legal fees	28,140	15,642	99,995	43,682
Office and miscellaneous	10,444	12,163	51,585	41,781
Sales, marketing, and investor relations	12,752	26,270	70,579	188,599
Stock-based compensation – Note 2	27,306	21,939	92,478	198,508
Telephone	2,972	3,551	9,193	10,106
Transfer agent fees	1,653	2,334	8,725	10,478
Travel, promotion, trade shows	19,976	15,150	50,410	35,860
Wages and management fees – Note 4	169,100	172,835	462,880	358,116

	341,588	350,014	1,063,786	1,044,612

Income (loss) from operations	(204,448)	1,662	(512,087)	(139,733)

…/cont’d

SEE ACCOMPANYING NOTES

Continued

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

for the three and nine months ended March 31, 2007 and 2006

(Stated in U.S. Dollars)

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006

Income (loss) from operations	(204,448)	1,662	(512,087)	(139,733)

Other items:
Foreign exchange gain (loss)	4,628	-	(23,133)	(1,536)
Other income	8,992	59,225	32,602	74,044

	13,620	59,225	9,469	72,508

Net income (loss) for the period	(190,828)	60,887	(502,618)	(67,225)

Deficit, beginning of the period	(11,243,501)	(10,848,099)	(10,931,711)	(10,719,987)

Deficit, end of the period	$ (11,434,329)	$ (10,787,212)	$ (11,434,329)	$ (10,787,212)

Basic and diluted earnings (loss) per share	$ (0.01)	$ 0.00	$ (0.02)	$ (0.00)

Weighted average number of shares outstanding	29,414,925	29,276,871	29,413,100	28,645,460

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended March 31, 2007 and 2006

(Stated in U.S. Dollars)

(Unaudited)

	Nine months ended
	March 31,
	2007	2006

Operating Activities
Net loss for the period	$ (502,618)	$ (67,227)
Changes not involving cash:
Amortization – trademark and technology	93,750	93,750
– plant and equipment	191,779	42,299
Stock-based compensation	92,478	198,508
Changes in non-cash working capital
Accounts receivable	224,827	(194,388)
Inventory	(104,259)	50,058
Prepaid expenses	(39,075)	(31,337)
Accounts payable and accrued liabilities	(165,507)	175,968

Cash provided by (used in) operations	(208,625)	267,631

Investing Activities
Patent	-	(21,950)
Acquisition of plant and equipment	(349,101)	(1,408,007)

Cash used in investing activities	(349,101)	(1,429,957)

Financing Activities
Demand loan payable	247,000	-
Long-term debt	(22,750)	(15,922)
Capital lease obligations	(56,043)	(32,493)
Common shares issued for cash, net of share issue costs	11,221	1,059,854

Cash provided by financing activities	179,428	1,011,439

Effect of exchange rate changes on cash	-	34,968

Change in cash during period	(378,298)	(115,919)

Cash and cash equivalents, beginning of the period	897,111	1,275,944

Cash and cash equivalents, end of the period	$ 518,813	$ 1,160,025

…/cont’d

SEE ACCOMPANYING NOTES

Continued

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended March 31, 2007 and 2006

(Stated in U.S. Dollars)

(Unaudited)

	Nine months ended
	March 31,
	2007	2006

Supplementary cash flow information:
Cash paid for:
Interest	$ 34,858	$ 20,195

Income taxes	$ 5,700	$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

for the period ended March 31, 2007

(Stated in U.S. Dollars)

	Common Stock		Additional	Other
	Issued		Paid-in	Comprehensive
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, June 30, 2005	27,645,325	$ 13,898,740	$ 728,710	$ (43,047)	$ (10,719,987)	$ 3,864,416
Issued for cash pursuant to the exercise of share purchase warrants – at $0.60	217,000	130,200	-	-	-	130,200
– at $0.61	200,000	122,000	-	-	-	122,000
– at $0.62	165,000	102,300	-	-	-	102,300
– at $0.63	320,000	201,600	-	-	-	201,600
– at $0.64	575,000	368,000	-	-	-	368,000
Issued for cash pursuant to the exercise of share purchase options – at $0.09	50,000	4,500	-	-	-	4,500
– at $0.44	52,500	23,100	-	-	-	23,100
– at $0.66	55,100	36,615	-	-	-	36,615
– at $0.69	110,000	75,900	-	-	-	75,900
Stock-based compensation charges	-	-	217,407	-	-	217,407
Reclassification of stock-based compensation charges upon exercise of stock options	-	96,997	(96,997)	-	-	-
Foreign currency translation adjustment	-	-	-	65,697		65,697
Net loss for the year	-	-	-	-	(211,724)	(211,724)

Balance, June 30, 2006	29,389,925	15,059,952	849,120	22,650	(10,931,711)	5,000,011
Issued for cash pursuant to the exercise of share purchase options – at $0.45	25,000	11,221	-	-	-	11,221
Reclassification of stock-based compensation charges upon exercise of stock options	-	7,898	(7,898)	-	-	-
Stock-based compensation	-	-	92,478	-	-	92,478
Net loss for the period	-	-	-	-	(502,618)	(502,618)

Balance, March 31, 2007	29,414,925	$ 15,079,071	$ 933,700	$ 22,650	$ (11,434,329)	$ 4,601,092

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Stated in U.S. Dollars)

(Unaudited)

Note 1

Interim Reporting

While the information presented in the accompanying nine months to March 31, 2007 financial statements is unaudited, it includes all adjustments which are, in the opinion of management necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2006.

Operating results for the nine months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ending June 30, 2007.

Note 2

Share Capital

Escrow:

At March 31, 2007, there were 48,922 shares are held in escrow by the Company’s transfer agent. The release of these shares is subject to the direction or determination of the relevant regulatory bodies.

Commitments:

Stock-based Compensation Plan

At March 31, 2007, the Company has granted directors, officers and consultants the option to purchase 2,485,900 common shares of the Company.

A summary of the status of company’s stock option plan for the nine months ended March 31, 2007 is presented below:

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Stated in U.S. Dollars)

(Unaudited)

Note 2

Share Capital – (cont’d)

Commitments: – (cont’d)

Stock-based Compensation Plan – (cont’d)

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, June 30, 2006	2,220,900	$0.60
Exercised	(25,000)	$0.45
Granted	290,000	$0.53

Outstanding, March 31, 2007	2,485,900	$0.59

Exercisable, March 31, 2007	2,285,900

The following summarizes information about the stock options outstanding at March 31, 2007:

32,500	$0.44	May 2, 2007
150,000	$0.66	July 19, 2007
400,000	$0.80	October 6, 2007
20,000	$0.50	February 23, 2008
378,500	$0.09	March 5, 2008
120,000	$0.69	March 6, 2008
40,000	$0.38	March 6, 2009
1,094,900	$0.65	August 24, 2009
250,000	$0.55	August 9, 2010

2,485,900

During the nine months ended March 31, 2007, a compensation charge associated with the grant of stock options in the amount of $92,478 (2006: $198,508) was recognized in the financial statements.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Stated in U.S. Dollars)

(Unaudited)

Note 2

Share Capital – (cont’d)

Commitments: – (cont’d)

Stock-based Compensation Plan – (cont’d)

All stock-based compensation charges have been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

	Nine months ended
	March 31,
	2007	2006

Expected dividend yield	0.0%	0.0%
Expected volatility	60%	85%
Risk-free interest rate	5.25%	2.00%
Expected terms in years	2 years	5 years

Warrants

At March 31, 2007, the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

	Exercise	Expiry
Number	Price	Date

1,253,000	$0.92	August 20, 2008

Note 3

Revolving Operating Loan

The revolving operating loan consists of a line of credit facility bearing interest at 9.75%.  The line of credit is due on demand and is secured by a charge over certain assets of the Company.

Note 4

Related Party Transactions

The Company was charged the following by directors of the Company or private companies with common directors for the three and nine months ended March 31, 2007 and 2006:

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006

Wages and management fees	$ 45,783	$ 31,929	$ 132,124	$ 67,917

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Stated in U.S. Dollars)

(Unaudited)

Note 5

Contingent Liability

The Company is a defendant in a lawsuit claiming damages for defective building materials.  The amount of loss, if any, is not determinable and, in the opinion of management in consultation with independent counsel, the lawsuit is without merit.

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

Description of Business

International Barrier Technology Inc. (Barrier) manufactures and sells fire-rated building materials primarily in the U.S.A. Barrier has a patented fire protective material (Pyrotite™) that is applied to building materials to greatly improve their respective fire resistant properties. Coated wood panel products are sold to builders through building product distribution companies all over the US. Many of the top multifamily homebuilders in the US utilize Barrier’s fire-rated structural panel Blazeguard® in areas where the building code requires the use of a fire-rated building panel.

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

Sales revenue for the nine-month period ending March 31, 2007 was $4,696,264 versus $4,777,667 for the same time period last year.  Sales revenue for the third quarter of Fiscal 2007 was $1,068,491 versus $1,825,087 last year.  Sales revenue (top line) continues to be impacted negatively by sheathing prices, particularly oriented strand board (OSB).  Average OSB prices in the nine-month period ending March 31, 2007 were approximately $136 per sq.ft. less than the same period a year ago affecting top line sales revenue by $895,764 versus last year.  Since sheathing prices are generally a “pass through” cost to Barrier (margins are taken on the fire treatment of the sheathing not the sheathing itself) these lower prices also lower the cost of production and thereby do not significantly alter bottom line revenue or gross profits.

Sheathing prices are volume driven. Relatively low sheathing prices, such as those that have dominated the building materials market to date, are a reflection of lower demand. The demand for building materials is directly and dramatically impacted by softness in housing starts.  Barrier’s sales into residential roof deck markets are not immune to this demand shift and the cyclical decline in housing starts is the primary reason why volume of sales has not increased as fast as planned.

Total sales volume, as measured by surface measure of product shipped for the nine-month period, is up 17% to 6,586,500 sq.ft. in comparison to 5,626,900 sq.ft last year.  Sales volume for the three-month period is 1,642,800 sq.ft., in comparison to the 2,155,400 sq.ft. shipped the previous year, a decline of 23.7%.  Commercial modular sales, one of two major market segments for Barrier’s products, grew 42% in the nine-month period ending March 31, 2007, and 64% from the same three-month period last year.  Barrier anticipates that the commercial modular market will continue to provide significant growth and will also provide the basis for the development of other markets, such as fire-rated residential and non-modular roof deck applications.  Multi-family roof deck sales, the other primary market for Barrier products, have remained nearly consistent with last year’s nine-month results (3,141,300 sq.ft. versus 3,172,100 sq.ft. in 2006).  A year-to-year decline of nearly one million sq.ft. in the three month period ending March 31, 2007, however, offsets impressive growth into this market in the two quarters reported previously.

Barrier had anticipated that increases in market share, including sales development into new geographies, would more than offset any decline in business caused by a slowdown in housing starts.  In fact, Barrier’s sales do reflect increases in volume in the mid-western and mid-Atlantic regions of the USA.  In all geographies excluding Florida, sales into the multi-family residential market have grown despite market softness: from 867,400 sq.ft.. to 1,184,900 sq.ft. for the nine-month periods ending March 31st; and,  from 205,600 sq.ft. to 212,600 sq.ft. for the three month periods, year-to-year.  A significant decline in shipments to Florida in the three-month period ending March 31, 2007, however, offset the gains made in other areas.

Florida has been Barrier’s showcase market for Blazeguard multi-family residential sales for the last three years.  Florida represented 73 percent of total multi-family residential sales (2,304,700 sq.ft. out of 3,172,100 sq.ft) for the nine-month period ending March 31, 2006.  During that time period, multi-family residential sales, accounted for 56 percent of total sales volume (3,172,100 sq.ft. out of 5,626,900 sq.ft.).  In the nine-month period ending March 31, 2007 Florida continued to contribute a significant percentage (62%) of multi-family sales volume (1,956,400 sq.ft. out of 3,141,300 sq.ft.) and multi-family sales continue to contribute a significant percentage (48%) of total sales (3,141,300 sq.ft. out of 6,586,500 sq.ft.).

Three month results, however, for the three month period ending March 31, 2007, show that sales to the multi-family residential market fell to 20 percent of total sales (327,000 sq.ft.).  Sales into Florida for this three-month period were nearly one million square feet less than the same period in the previous year.

Florida had seemed immune to softness in residential housing starts until late in Calendar 2006, particularly in the multi-family residential sector.  Barrier’s sales of Blazeguard were on track to exceed the previous year’s record sales.  Growing inventory of unsold homes, however, and the exodus of “strategic” investors whom were buying housing at a reckless pace because of escalating housing prices, brought the market to a swift and dramatic correction.  Barrier’s three-month sales volume of Blazeguard shipped into Florida for the period ending March 31st fell from 1,118,100 sq.ft. in 2006 to 114,000 sq.ft. in 2007; a decline of 89.8%.  Sales to Florida in the previous quarter reported, ending December 31, 2006 were 884,000 sq.ft.  The correction was fast and brutal.

In summary, while total sales volumes are higher than in the previous year, a dramatic decline in Florida sales in the most recent three-month period muted significant gains made in other areas.  Barrier expects Florida to begin recovery slowly as Calendar 2007 continues.  Immigration into Florida continues at rates similar to what had been experienced in recent years; so underlying demand for housing will continue.  Fewer homes sold on market speculation, a continued abundance of unsold homes, slightly higher interest rates, and a more cautious consumer, however, will keep the recovery slow and methodical.

Barrier believes that in the long run, gains in other market areas (such as commercial modular), and other emerging geographical locations for multi-family residential sales (such as southern California, Arizona and Texas) have serve to lower risk by spreading sales over a broader market playing field and making the business less vulnerable to cyclicality in Florida.

As the US building industry continues its recovery throughout the remainder of Calendar 2007, and as housing starts continue their climb back to levels reflecting the underlying need for new homes, Barrier anticipates dramatic recovery in the growth rate of sales volume.  Barrier continues its press to add builders, one by one.  During “slow times”, Barrier, and the existing Blazeguard distribution network, have found builders eager to learn about how Blazeguard can improve the value of their homes.  Barrier’s aggressive positioning during this time period has created future opportunity and set the stage for strong growth as the housing market improves.

Gross profit for the nine months ending March 31, 2007 was $1,007,233 versus $1,118,116 in the previous year.   Quarterly gross profit was $254,907 this year in comparison to $443,679 in the previous year.  Gross margin, as a percentage of sales revenue declined slightly year-to-date from 23% to 21.4% and remain consistent at 24% in the latest three-month period.  Total sales revenue was impacted by historically low sheathing (plywood and Oriented Strand Board) prices.  Sheathing costs are basically a “pass through” commodity item for Blazeguard sales.  Cyclicality in sheathing costs are expected and do not materially effect bottom line profits, but a downward trend in sheathing will have a direct impact on total sales revenue.

Cost of goods sold in the nine-month period ending March 31, 2007 increased to $3,689,031 from $3,659,551.  However, the year-to-date costs per sq.ft. decreased from $0.65 to $0.56.  For the three-month period, cost of goods sold decreased to $813,584 from $1,381,408.  Average direct costs per sq.ft. of production (including the substrate) was substantially lower (from $0.64 to $0.50) for the three-month period year-to-year.  These decreases are related to capturing improved labor and manufacturing efficiencies.

Efficiencies improved as labor became more experienced with the new system.  Also, “temporary” labor was eliminated as the full-time, permanent employees became more efficient.  While the number of required workers on the new line is similar to the old line, the designed production capacity of the new line is more than twice that of the old line.  Barrier anticipates continued significant improvements in the average cost of both labor and materials as the new, highly automated production line continues to provide a higher percentage of product shipped.

Operating expenses were higher year to date this year at $455,534 in comparison to last year at $213,237.  In the three-month period reported, operating expenses rose to $117,767 from $92,003.  R&D expenses that were incurred as new market applications continue to be explored and developed were $170,005 for nine months and $29,067 for the three months ending March 31, 2007.

Amortization on plant and equipment increased year-to-date from $42,299 in 2006 to $191,779 in 2007.  Quarterly, the year-to-year increase was up to $57,450 from $14,897.  The increase reflects scheduled depreciation of the new manufacturing line equipment as it is now producing substantial volumes.  The amortization of the worldwide Pyrotite technology (including patents, technical know-how, and trademarks) began when Barrier purchased it in 2004 and will continue at existing rates until it is fully depreciated (eight years).  Neither of these items have an impact on the cash position of the Company.

Administrative expenses in the reported nine-month period increased from $1,044,612 to $1,063,786.  However, the administrative costs per sq. ft. decreased to $0.16 from $0.19 over the same period last year.  Quarterly administrative expenses declined to $341,588 from $350,014 for the same period last year.  Administrative costs per sq. ft. were $0.21 from $0.16 last year for the three-month period.  As volumes continue to increase, a reduction in the average cost of administrative expense per sq.ft. of product produced is expected.  Barrier expects the reduction in the average cost of administration to have a significant impact on bottom line performance in future reporting periods.

Barrier is required to report a line item entitled “stock-based compensation”.  This figure is an estimate of the “value” of stock options awarded to management and key personnel as a portion of their total compensation package (see section: Critical Accounting Estimates below).  The Company uses the Black-Scholes formula to calculate the fair value of the stock options.  While this reporting is a requirement, and a reflection of value the Company is granting to key personnel, it is a “non-cash” item that doesn’t affect current operating cash flows.  Year-to-date, stock-based compensation for the nine-month period ending March 31, 2007 was $92,478, a  decrease from $198,508 during the same period the previous year.  Stock-based compensation for the three-month period was $27,306.

Year-to-date insurance costs have increased to $92,849 in comparison to $64,197 the previous year.  The increase is due substantially to the increase in sales volumes that have led to additional coverage requirements.  Three-month insurance costs, however, declined to $37,814 from $46,304 the previous year.  This decrease in the quarterly amount is payment timing on renewal fees.

Travel, promotion, and trade show expenses are higher for both the nine and three-month periods ($50,410 and $19,976, respectively); a result of increased activity and the development of the southern California and Phoenix, Arizona territory.  Nine-month wages and management fees increased to $462,880 versus last year’s reported $358,116.  This includes the addition of Todd Lorsung, Financial Services Manager, who began employment in March 2006.  The three-month period expenses have declined slightly to $169,100 from $172,835.

Legal fees increased to $99,995 for the nine-month period and $28,140 for the three-month period ending March 31, 2007.  For the same periods ending in 2006, legal fees were $43,682 and $15,642 respectfully.  The increases in legal fees were primarily due to patent and trademark registration activities for New Zealand and Australia.  Barrier believes protecting its technology and trademarks is the first step in positioning itself to develop strategic partners and potential technology licensees.

Barrier also had “legal” contracts developed and executed with a local chemical formulation company (Protective Chemistries, Inc.) to secure rights to two new “field applied” products: Blazeguard® Fire Retardant Paint and Mycoguard™ mold/mildew resistant coating.  In addition, to the costs of developing contracts to secure rights for these products, Barrier also filed to register their trademark brand names.

Sales, marketing, and investor relations expenses are substantially lower for both year-to-date ($70,579 vs. $188,599) and the quarter ending March 31, 2007 ($12,752 vs. $26,270), in comparison to the prior year.  Barrier will continue to expand upon its shareholder and customer communication programs to ensure the public is informed about business development and emerging opportunities.

Other items include income not directly related to business operations.  Other items reported herein include $32,602 in interest income and $23,133 in foreign exchange loss year-to-date.  For the three-month period ending March 31, 2007, interest income was $8,992 and the foreign exchange gain was $4,628.

Net loss of ($502,618) was reported for the nine-month period ending March 31, 2007, whereas in the same period in 2006, a net loss of ($67,225) was reported.  For the three-month period, a net loss of ($190,828) was reported, whereas in the same period in 2006, a net gain of $60,887 was reported.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the eight most recently completed quarters:

	March 31 2007	Dec 31 2006	Sept 30 2006	June 30 2006	March 31 2006	Dec 31 2005	Sept 30 2005	June 30 2005

Volume shipped (MSF)	1,642.8	2,251.8	2,691.8	2,267.0	2,155.4	1,820.2	1,651.4	1,305.9
Total Revenues (000)	$1,068	$1,643	$1,985	$1.826	$1,825	$1,611	$1,342	$1,069
Operating Income (000)	(204.4)	(180.6)	(127.0)	(150.3)	1.7	(187.5)	46.1	(332.6)
Net income (loss)(000)	(190.8)	(204.9)	(106.8)	(144.5)	60.9	(183.9)	55.8	(213.0)
Per Share	($0.00)	($0.00)	($0.00)	($0.00)	$0.00	($0.01)	$0.00	($0.01)

New product and market development

Barrier continues to invest time and financial resources in an effort to accelerate long and near term growth.  While these expenditures take away from near-term profits, research and development of new products and applications as well as market development for existing products and applications are crucial to the attainment of strategic objectives.  Barrier intends to grow the business to levels far beyond those currently attained and new initiatives in products and markets are necessary if these long-term goals are to be achieved.  Ongoing initiatives continue to provide opportunities for sales expansion and growth.

In the period ending March 31, 2007, Barrier, in collaboration with MuleHide Products successfully passed all fire tests required to market an improved “Class A” commercial modular roof deck assembly.  This assembly will provide enhanced characteristics for such applications as portable school classrooms as well as modular built hospitals, care centers, and prisons.  While sufficient testing has been completed to allow for initial market introductions, additional wind-lift tests are scheduled for later in the year to allow additional covering membranes to be used.

Barrier has a two-hour “party wall” assembly involving Blazeguard that has been tested to be load bearing.  This assembly is currently “certified and listed” by Intertek Laboratories.  This design, however, has not been used very much, however, since most party walls in eastern US markets have little requirement for strength.  Recently, however, Barrier has discovered that in earthquake zones, such as most of coastal California, shear strength is a requirement for two-hour fire-rated walls built in town homes and other types of buildings where separation assemblies are required.  Barrier believes that the existing Blazeguard party wall assembly will meet shear strength requirements and would be competitive to the current alternatives being utilized in southern California to meet building code mandates.

Oregon State University (OSU) is certified to test-wall assemblies to earthquake requirements for the State of California.  Barrier has made initial contact with OSU and intends to have preliminary tests run on at least one prescribed assembly by Summer 2007.  A successful conclusion to this testing could add dramatically to Blazeguard sales and help “pull” additional product into roof deck applications as well.

Barrier has begun a planning and design phase to improve the manufacturing capability of the “old” production line in an effort to produce structural insulative panels (SIP’s) with a more consistent surface appearance.  SIP’s were a significant business for Blazeguard from 1996–1999.  Variability in the surface appearance of the coating applied by the “old” production line, however, created repeatable issues and complaints when the panels were as an exposed interior wall surface.  The improvements planned will improve the consistency of SIP panels produced and make them more appealing and marketable to SIP’s customers.  Barrier intends to begin implementing required changes later in Calendar 2007 coincident with improved efficiencies on the new line.

Barrier has completed the development of marketing materials intended to help introduce two new products currently being sold through existing distribution channels: Blazeguard® Fire Retardant Paint and Mycoguard™ mold/mildew resistant paint.  The fire rated paint now allows Barrier to satisfy a need for a product that can be applied “in the field” rather than only “in a factory”.  Additionally, the demand for mold/mildew remedial and preventative coatings is growing substantially.  Barrier now has a product that can be used in this market.  Barrier intends to allow our distribution network to conduct the majority of the marketing and sales work required initially.  As the market develops and a better assessment of the overall opportunity of these products relative to currently available alternatives is made, Barrier may choose to put more emphasis on them.  For the time being, however, Barrier will rely on our distribution partners and willing independent sales representative to perform the majority of the market development work.

Global licensing opportunities

Barrier is nearly finished with the procedural steps required to protect technology and trademarks in New Zealand and Australia.  Initial contacts with potential business contacts and partners have been made.  Once patent filings are registered and trademark registrations complete, Barrier will begin to more aggressively pursue licensing opportunities in Australia and New Zealand.  These countries are considered prime targets for licensing of Pyrotite technology because existing building codes closely resemble those in the USA and there is keen interest in developing building practices there that are more resistant to fire.

Barrier made some exploratory introductions with respect to the potential of producing Blazeguard in Mexico in the nine- month period just ended.  In Barrier’s opinion, the requirements for the successful development of a viable manufacturing facility in Mexico are: a legitimate Mexican partner to take the lead in the development and management of such a facility; developed markets in the southwest USA for products produced in that facility to take advantage of freight differentials; and, a reasonable, cost effective supply of sheathing to be used as a substrate.  Barrier feels confident regarding potential partners and developing southwest USA markets; but at this time no viable source of structural sheathing has been identified.  Should a reliable supply of competitively priced sheathing become known to Barrier, this opportunity will be re-examined.

Barrier continues to provide information to interested global parties upon request.  Any licensing agreements will be designed to protect the technology, prohibit competition, and provide for royalties to be paid to Barrier on an ongoing basis.

Financial position & financings

Barrier ended the period with a working capital surplus of $569,594.

The Company generated negative operating cash flow for the nine months ended March 31, 2007 of approximately $209,000.  The Company expects to fund short-term cash needs out of current operations and supplement other short-term needs with the operating line of credit that is secured by current working capital.   The Company does not expect any additional long-term capital needs as they recently expanded the operations with a more efficient automated process that is projected to fulfill future growth needs.  The new automation was funded largely by a private placement coupled with operating cash flows.  Currently, the Company is building inventory in anticipation of future needs to better service their customers and to aid in the implementation of strategic operating line modifications.

Related Party Transactions

During the nine and three months ended March 31, 2007 the Company incurred wages and management fees of $132,124 and $45,783, respectively, with directors of the Company and companies with common directors.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of March 31, 2007:  29,414,925 common shares at $15,079,071

Issued as of May 10, 2007:    29,414,925 common shares at $15,079,071

Options and warrants outstanding:

The following summarizes information about the stock options outstanding at March 31, 2007 reflected in US dollar currency:

	Exercise	Expiry
Number	Price	Date

32,500	$0.44	May 2, 2007
150,000	$0.66	July 19, 2007
400,000	$0.80	October 6, 2007
20,000	$0.50	February 23, 2008
378,500 120,000	$0.09 $0.69	March 5, 2008 March 6, 2008
40,000	$0.38	March 6, 2009
1,094,900	$0.65	August 24, 2009
250,000	$0.55	August 9, 2010

2,485,900

At March 31, 2007, the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

	Exercise	Expiry
Number	Price	Date

1,253,000	$0.92	August 20, 2008

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

Internal Control and Financial Reporting Procedures  The Board of Directors evaluates and maintains internal control procedures and financial reporting procedures to ensure the safeguarding of Barrier’s assets as well as to ensure full, true, accurate and timely disclosure of Barrier’s financial position for the quarterly period ended March 31, 2007, that would materially affect the accuracy of this financial report.

There has been no change in internal control procedures in the nine-month period ending March 31, 2007.

Other Matters

As at March 31, 2007, the Company does not have any off-balance sheet arrangements to report.

International Barrier Technology Inc. (the Company) has received a preliminary liability and damage report from a New Jersey townhouse association in connection with a lawsuit the association has filed against its contractor, engineering consultant, property manager and the Company (the “Defendants”).  The lawsuit involves alleged water damage in a 1997/1998 roof replacement project that was allegedly caused by claimed Company product failure along with other alleged deficiencies.  The Company first reported on the prospect of this litigation in December 2005.  The townhouse association claims that as a result of defective product supplied, and negligent work performed by other named Defendants, the association has suffered damages of US$5,506,409.46.  Repairs have been reportedly limited to 14 of 177 townhouse units, where water damage has been noted.  The total square footage affected to date has been over an area covering less than 10,000 square feet.  The damages claimed include the costs of repairs made subsequent to the initial installation work, attorney and consultant fees, and the estimated anticipated future costs for roof repairs on all units including those that have not previously required roof repairs nor have shown any sign of damage.

The Defendants, through their insurers, have engaged qualified experts to consider the report and to prepare a response to refute it.  The townhouse association’s request for mediation resulted in the scheduling of a “non-binding” mediation hearing scheduled for May 15, 2007.  If the parties cannot agree to a settlement on the basis of the findings of the mediation hearing, the suit will likely go to court.  The Company carries $1 million of product liability insurance to protect against such claims and has documented that any damage occurring to date was the result of insufficient ventilation and incorrect installation.  The Company anticipates that the claim will have no material financial impact on the Company.

The lawsuit by the townhouse association is the first involving the Company in 17 years of product distribution in the United States.  Over that time, millions of square feet of the Company’s products have been successfully installed for roofing and other applications.

The Company will report further on this matter as developments occur.

ITEM 3.  CONTROLS AND PROCEDURES

At the end of third fiscal quarter ended 3/31/2007 (the “Evaluation Date”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act).  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, concluded that the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Defendants, through their insurers, are in the process of engaging a qualified expert to consider the report and to prepare a response to refute it.  A non-binding mediation meeting with the Plaintiffs is tentatively scheduled.  The Company carries insurance to protect against such claims and has documented that any damage occurring to date was the result of insufficient ventilation and incorrect installation.  The Company anticipates that the claim will have no material financial impact on the Company.

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

a.  During the first nine months ended 3/31/2007:

     25,000 stock options were exercised, raising $11,221.

b.  No Disclosure Necessary.

c.  No Disclosure Necessary.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No Disclosure Necessary.

ITEM 5.  OTHER INFORMATION

         A.  Reports on Form 8-K:

1.  Effective January 16, 2007, the Company filed a Current Report on Form 8-K with the US Securities and Exchange Commission under Reg FD relating to a press release. International Barrier Technology Inc., a manufacturer of proprietary fire resistant building materials, is pleased to report record year to date sales revenue and sales volume shipped. Two million two hundred, fifty one thousand, eight hundred sq. ft.  (2,251,800) of Blazeguard products were shipped for the quarter ending December 31, 2006.  Further details are available in the Company’s press release dated January 10, 2007.

2.  Effective January 30, 2007, the Company filed a Current Report on Form 8-K with the US Securities and Exchange Commission under Reg FD relating to a press release.  International Barrier Technology Inc., a manufacturer of proprietary fire resistant building materials, is pleased to announce that they have negotiated a supply agreement with Protective Chemistries, Inc. (PCI), a Minneapolis, MN company. PCI develops very effective formulations engineered to protect materials from fire, mold, mildew and termites. Barrier and Protective Chemistries will work together to deliver two particular formulations to Barrier’s builder and modular manufacturing customers.  Further details are available in the Company’s press release dated January 22, 2007.

3.  Effective February 7, 2007, the Company filed a Current Report on Form 8-K with the US Securities and Exchange Commission under Reg FD relating to a press release.  International Barrier Technology Inc. (the “Company”) (IBTGF: OTCBB; IBH: TSXV) announces that it has received a preliminary liability and damage report from the New Jersey townhouse association in connection with its lawsuit commenced against its contractor, engineering consultant, property manager and the Company (the “ Defendants”). The lawsuit involves alleged water damage in a 1996 roof replacement project that was allegedly caused by claimed Company product failure along with other alleged deficiencies.  The Company first reported on the prospect of this litigation in December 2005.  The townhouse association claims that as a result of defective product supplied, and negligent work performed by other named Defendants, the association has suffered damages of US$5,506,409.46.  Repairs have been limited to 14 of 174 townhouse units, where water damage has been noted. The total square footage affected to date has been over an area covering less than 10,000 square feet. The damages claimed include the costs of repairs made subsequent to the initial installation work, attorney and consultant fees, and the estimated anticipated future costs for roof repairs on units which have not previously required roof repairs nor have shown any sign of damage.

The Defendants, through their insurers, are in the process of engaging a qualified expert to consider the report and to prepare a response to refute it. The townhouse association’s request for mediation with the Defendants has been declined by the Defendants at this juncture. The Company carries insurance to protect against such claims and has documented that any damage occurring to date was the result of insufficient ventilation and incorrect installation. The Company anticipates that the claim will have no material financial impact on the Company.  Further details are available in the Company’s press release dated February 6, 2007.

4.  Effective February 13, 2007, the Company filed a Current Report on Form 8-K with the US Securities and Exchange Commission under Reg FD relating to a press release.  International Barrier Technology Inc., a manufacturer of proprietary fire resistant building materials, is pleased to report record January sales revenue and sales volume shipped into the Commercial Modular Industry.  Four hundred fifty-five thousand, nine hundred (455,900) sq. ft. of Blazeguard products were shipped into the commercial modular market for the month ending January 31, 2007.  This is a 69% increase from the same period in the previous year.  Total sales for the month of January were 542,700 sq. ft.  Five million, four-hundred eighty-six thousand, three hundred sq. ft. (5,486,300) of Blazeguard products have been shipped year to date, which is an increase of 34% over the 4,095,500 shipped year-to-date ending January 31, 2006.

January sales revenue in the commercial modular industry increased a substantial 74%, as the market remains strong in that industry.  Blazeguard sales into the residential roof deck market were impacted by softness in the housing market.  While total sales revenue for January is down, year-to-date sales revenue is up 14% to $3,993,323 from $3,506,716 reported last year.  During January, sheathing costs, which are a pass through commodity, continued near all-time lows.  This kept top-line sales revenue lower than what it could have been had sheathing prices been at or above average historical prices.

“As the inventory of vacant homes continues to fall to sustainable levels, and housing starts begin to recover, Barrier is well positioned to continue to increase sales.  Improved market share in existing territories, and expansion into target development markets, such as southern California, Texas, and Arizona, will further fuel growth in sales volume,” states Dr. Michael Huddy, President.  “Growth in sales volume, when coupled with the efficiencies beginning to be realized with Blazeguard production on the new, high speed production line, will translate into improved earnings as the year progresses”.

5.  Effective March 12, 2007, the Company filed a Current Report on Form 8-K with the US Securities and Exchange Commission under Reg FD relating to two press releases.

a.  March 6, 2007, International Barrier Technology Inc. (the

    “Company”) (IBTGF: OTCBB; IBH: TSXV) announces that, it has granted stock options to a consultant of the Company.

b.  March 12, 2007, International Barrier Technology Inc.

    (“Barrier”) (IBTGF: OTCBB; IBH: TSXV), a manufacturer of

    proprietary fire resistant building materials, is pleased to report record year-to-date and monthly sales revenue for the

    Commercial Modular Industry.  Sales volumes of 380,300 sq. ft.

    of Blazeguard products were shipped into the commercial

    modular market for the period ending February 28, 2007.  This is a 112% increase from the same period in the previous year.

5.  Effective March 22, 2007, the Company filed a Current Report on Form 8-K with the US Securities and Exchange Commission under Reg FD relating to a press release.

“March 20, 2007, www.InvestorIdeas.com, and its global investor and industry Greentech portals, reminds investors and industry participants of the upcoming March 21, 2007 online conference: "Investing in the Environment: Global Warming, Global Warning - Investing Today for Tomorrow's Future”.  With issues of energy independence, global warming and environmental concerns escalating, cleantech investments and market opportunities continue to gain momentum.

Joining the in-depth list of industry experts presenting at the conference is Jacob Golbitz, Director of research at HighQuest Partners (www.highquestpartners.com / www.soyatech.com) to discuss trends and opportunities within the fiofuel market.

A full list of Speakers, Presenters, Sponsors and conference details is available at:

   www.investorideas.com/forums/Portals/green.aspx

Previously announced green publicly traded presenters include alternative energy companies:

  Akeena Solar, Inc. (OTCBB: AKNS); ZAP;

  Rotoblock Corporation (OTCBB:ROTB); and

  Ener1, Inc.;

water companies:

  WaterBank of America (USA) Inc. and

  Global Water Technologies, Inc. (OTC.PK:GWTR), a 'Cleantech'

    water purification and services company; and

as well as International Barrier Technology Inc. (OTCBB: IBTGF), manufacturer of environmentally friendly fire resistant building materials.”

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

International Barrier Technology Inc. -– SEC File No. 000-20412

Registrant

Date: May 10, 2007      /s/ Michael Huddy

                            Michael Huddy, President/CEO/Director

Date: May 10, 2007      /s/ David Corcoran

                                David Corcoran, CFO/Director