Form 10KSB
period 2007-06-30
INTERNATIONAL BARRIER TECHNOLOGY INC/
filed 2007-09-28
CIK 890543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

         Fiscal Year Ended June 30, 2007

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

Common Shares without par value.

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.                             [ ] Yes    [X] No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.                                  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                           Yes ___   No xxx

The issuer's revenues for its most recent fiscal year:              $6,130,226

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (OTCBB).

                                              September 15, 2007 =  $6,410,395

Common Shares outstanding at September 15, 2007:             29,414,925 shares

Index to Exhibits on Page 76

International Barrier Technology Inc.

Form 10-KSB Annual Report

Fiscal Year Ended June 30, 2007

TABLE OF CONTENTS

Introduction                                                                 3

PART I

PART II

Item 8.  Changes in and Disagreements with Accountants

         on Accounting and Financial Disclosure...........................  62

Item 8A.  Controls and Procedures.........................................  62

Item 8B.  Other Information...............................................  62

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

        Compliance With Section 16(a) of the Exchange Act.................  63

Item 10.  Executive Compensation..........................................  67

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Signatures                                                                  77

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

BUSINESS OF INTERNATIONAL BARRIER TECHNOLOGY INC.

International Barrier Technology Inc. develops, manufactures, and markets proprietary fire resistant building materials designed to help protect people and property from the destruction of fire.  The Company uses a patented, non-combustible, non-toxic Pyrotite formulation that is used to coat wood panels and has potential application to engineered wood products, paint, plastics, and expanded polystyrene.  Sales have been US$6.1 million, US$6.6 million, and US$4.4 million during Fiscal 2007/2006/2005, respectively.

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

The Company has 100,000,000 no par common shares authorized.  At 6/30/2007, the end of the Company's most recent fiscal year, there were 29,414,925 common shares issued and outstanding.

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

Financings

The Company has financed its operations through borrowings and/or private issuance of common shares:

Fiscal 2005:

                private placement,      2,400,000 Units,  $1,152,000

                private placement,      1,470,000 Units,  $1,249,500

                Stock option exercise     745,000 shares, $   91,782

                Warrant exercise          180,000 shares, $  119,106

Fiscal 2006:

                Stock option exercise     267,600 shares, $  140,115

                Warrant exercise        1,477,000 shares, $  924,100

Fiscal 2007:

                Stock option exercise      25,000 shares, $   11,200

Fiscal 2008-to-date:

                None

Capital Expenditures

Fiscal 2005:

       $1,519,959, purchase of plant and equipment

Fiscal 2006:

       $1,682,997, purchase of capital assets

       $   24,104, patent

Fiscal 2007:

       $  463,853, purchase of plant and equipment

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

Blazeguard® provides an easily shipped, lightweight, impact resistant, paintable, interior wall surface to be used as the interior thermal wall in SIP production.  Blazeguard®, in this application, replaces the use of gypsum wallboard as the interior surface of the wall serving as the thermal barrier that is required.  Pyrotite, effectively is the layer that replaces the sheet rock. The 7/16" OSB remains unaffected as the structural membrane of the wall.  Pyrotite, itself, is more expensive that gypsum wall board, but when on site labor, shipping, and repair costs are taken into consideration, Blazeguard® is a very economic and effective alternative.

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

United States vs. Foreign Sales/Assets

During Fiscal 2007/2006/2005, all sales were in the United States.

At 6/30/2007 and 6/30/2006: $4,660,851 and $4,563,242 of the assets were located in the United States and $1,227,015 and $1,608,934 were located in Canada, respectively.

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

Employees

As of 8/31/2007, the Company had nineteen active fulltime employees, including the three Senior Management.  As of 6/30/2007 and 6/30/2006, there were 19 and 20 employees (including the Senior Management), respectively.  None of the Company's employees are covered by collective bargaining agreements.

Dependency upon Customers

Fiscal 2007

During Fiscal 2007, the company’s largest customer was MuleHide Products, Inc.  Mulehide is the company responsible for marketing Blazeguard products to the commercial modular roof deck market.  MuleHide purchased 61% of the 8.859.400 sq. ft. of Blazeguard shipped in Fiscal 2007.

The largest market for Blazeguard products in Fiscal 2007 remained roof deck applications in multifamily residential roof deck construction.  Multifamily construction accounted for 39% of total shipments in 2007.  Town home sales are made through building products distribution companies such as Stock Building Supply, Inc., BFS Building Supply, 84 Lumber, Inc., and Logan Lumber Company.  The Florida market was the strongest town home market with 1,956,400 sq. ft. of sales (22% of total sales).  Other town home markets include the Midwest, the mid-Atlantic region (Maryland south through North Carolina), and the northeastern USA (particularly New Jersey and Pennsylvania).  The building products distribution companies mentioned have a presence in all of these areas and are Barrier’s consistent customer throughout these geographies.

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

The Company’s history of operating losses is likely to continue leading to need for additional potentially unavailable financings and related problems

The Company has a history of losses: ($491,023), ($211,724), and ($981,940) in Fiscal Years 2007/2006/2005.  Despite recent capital infusions, the Company will require significant additional funding to meet its long-term business objectives.  Capital may need to be available to help maintain and to expand marketing of the Company’s products.  The Company may not be able to obtain additional financing on reasonable terms, or at all.  If equity financing is required, then such financings could result in significant dilution to existing shareholders.  If the Company is unable to obtain sufficient financing, the Company might have to dramatically slow marketing efforts and/or lose control of its products.  The Company has historically obtained the preponderance of its financing through the issuance of equity.  There is no limit to the number of authorized common shares, and the Company has no current plans to obtain financing through means other than equity financing and/or loans.  Such losses and the resulting need for external financings could result in losses of investment value.

The Company’s need for additional financing to expand production and conduct marketing efforts could lead to the Company’s inability to continue generating material sales revenue

The Company develops, manufactures, and markets proprietary fire resistant building materials designed to help protect people and property from the destruction of fire.  The Company believes it has sufficient funds to undertake its planned operations and exploration projects during Fiscal 2006.  Small amounts of additional financing may be required to facilitate corporate operational growth and to expand marketing efforts on a short-term basis, however.  Conventional bank financing has been established at a local bank as a $1,000,000 revolving line of credit.  This line of credit will be used, as necessary, to fund operating capital requirements and marketing activities.  The exploitation of the Company’s products as planned in Fiscal 2007 is not dependent upon the Company’s further ability to obtain financing.  The capital requirements for the new production line being constructed were raised in Fiscal 2005 and Fiscal 2006.

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

Risks Relating to the Company’s Common Stock

Principal stockholders, officers and directors have substantial control regarding stock ownership; this concentration could lead to conflicts of interest and difficulties in the “public” investors effecting corporate changes, and could adversely affect the Company’s stock prices

The Company’s Senior Management, Directors and greater-than-five-percent stockholders (and their affiliates), acting together, hold approximately 31% of the shares of the Company, on a diluted basis, and have the ability to control substantially all matters submitted to the Company’s stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company’s assets) and to control the Company’s management and affairs.  Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially adversely affect the market price of the Company’s stock.

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

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in “penny stock”.  A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share.  The Company’s shares are quoted on the OTC Bulletin Board in the United States and the TSX Venture Exchange in Canada.  Trading on the OTCBB in the Company’s common shares ranged from $0.60 (low) to $1.00 (high) during the period from 1/1/2006 to 12/31/2006, trading at $0.59 on 12/31/2006 and at $0.32 on 8/31/2007.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in the Company’s shares, which could severely limit the market liquidity of the shares and impede the sale of the Company’s shares in the secondary market.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s executive offices are located in shared premises of approximately 800 square feet; located at 750 West Pender Street #604, Vancouver, British Columbia, Canada  V6C 2T7.  The Company began occupying these facilities in August 1992.

The Company’s operating and manufacturing facilities are located in leased premises at 510 Fourth Street North, Watkins, Minnesota.  The Company entered into a 20-year “capital lease” beginning 6/1/1995.  The lease allows the Company to purchase the facility for a small “transfer fee” once the 20-year lease is up and the industrial development bonds the City of Watkins issued to fund the project are paid in full.

The Company’s manufacturing complex consists of two manufacturing lines housed in the main building.  A 2,500 square-foot office is located in the front of this building.  To the immediate east of the main drive, a storage building (40’ x 60’) allows for short-term storage of untreated sheathing.

The earlier of the two production lines, our spray technology line, is housed nearest the offices and occupies approximately 22,000 sq. ft. of space.  This line is primarily used for panels larger than 4’ x 8’ or for production not suited for the highly automated standard production line.  The mix for this line is produced in batches and fed through a reciprocating spray apparatus on to the panels.  The fiberglass is supplied as roving and automatically chopped as it is applied to the panels.  An infra-red oven supplies the energy to accelerate the cure of the coating; space is provided for the panels to be stacked.  Specialty panels can be stacked in custom designed racks if required. The designed capacity from this line is 10MM board feet per shift.

The newer of the two lines, our automated line, is housed in the extension added to the main building in 2004.  This portion of the building is 15,000 sq. feet and houses a completely separate line.  This line runs at 20 feet per minute and is capable of producing over 20MM board feet per shift annually when running at 100% efficiency.  We currently need operate this line one shift only, but could quickly increase our capacity to meet market demand.  Automation efficiencies on this line cover: unstacking and restacking of panels; use of automated Pyrotite coating equipment, a computer controlled mixing area; automatic panel weight information fed back continuously to the operators; and a custom panel curing system.  This line produces panels of much higher, consistent quality than the older line, at a much more marketable cost point.

Future growth plans will include plants modeled after this new line, placed strategically near markets of prime opportunity.

Regardless of which line is used, the production process for the Pyrotite technology contains no hazardous or controlled substances that could raise environmental concerns.   The majority of materials used in the production of Pyrotite are naturally occurring and are therefore land-fillable locally.   Use and handling instructions for the Company’s finished products are no more stringent than those required for handling other natural wood based building products.

ITEM 3.  LEGAL PROCEEDINGS

International Barrier Technology Inc. (the Company) has received a preliminary liability and damage report from a New Jersey townhouse association in connection with a lawsuit the association has filed against its contractor, engineering consultant, property manager and the Company (the “ Defendants”).  The lawsuit involves alleged water damage in a 1997/1998 roof-replacement project that was allegedly caused by claimed Company product failure along with other alleged deficiencies.  The Company first reported on the prospect of this litigation in December 2005.  The townhouse association claims that as a result of defective product supplied, and negligent work performed by other named Defendants, the association has suffered damages of US$5,506,409.46.  Repairs, to date, have been limited to certain townhouse units where water stains have appeared in ceiling areas. The damages claimed include the costs of repairs made subsequent to the initial installation work, attorney and consultant fees, and the estimated anticipated future costs for roof repairs on all units including those that have not previously required roof repairs nor have shown any sign of damage.

The Defendants, through their insurers, have engaged qualified experts to consider the report and to prepare a response to refute it.  The townhouse association’s request for mediation resulted in the scheduling of a “non-binding” mediation hearing held on 5/15/2007.  Counsel for Barrier and the plaintiffs failed to negotiate a resolution during this mediation hearing. The parties continue to negotiate settlement terms but if the parties cannot agree to a settlement, the suit may go to court.  The Company carries $1 million of product liability insurance, including the cost of attorney’s fees, to protect itself against such claims and has documented that any damage occurring to date was the result of insufficient ventilation and incorrect installation. The Company anticipates that the claim will have no material financial impact on the Company.

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

The following table lists the volume of trading and high, low and closing sales prices on the TSX Venture Exchange for the Company's common shares for: the last six months, the last eight quarters; and the last five fiscal years.

Table No. 1

TSX Venture Exchange

Common Shares Trading Activity

Canadian Dollars

______________________________________________________________________________

______________________________________________________________________________

                                                                     - Sales -

Period                                                        Canadian Dollars

Ended                                 Volume          High       Low   Closing

Monthly

 8/31/2007                            60,850      CDN$0.36  CDN$0.25  CDN$0.32

 7/31/2007                            35,650          0.36      0.36      0.36

 6/30/2007                            76,400          0.45      0.36      0.40

 5/31/2007                            80,437          0.45      0.36      0.40

 4/30/2007                            39,390          0.45      0.42      0.45

 3/31/2007                            60,122          0.51      0.37      0.46

------------------------------------------------------------------------------

Quarterly

 6/30/2007                           196,227      CDN$0.45  CDN$0.36  CDN$0.40

 3/31/2007                           203,685          0.69      0.37      0.46

12/31/2006                           110,407          0.71      0.56      0.59

 9/30/2006                            55,100          0.75      0.72      0.74

 6/30/2006                           211,500          0.90      0.56      0.75

 3/31/2006                           451,200          1.00      0.77      0.77

12/31/2005                           836,400          1.05      0.74      0.78

 9/30/2005                         1,228,789          1.15      0.67      1.04

------------------------------------------------------------------------------

Yearly

 6/30/2007                           565,419      CDN$0.75  CDN$0.36  CDN$0.40

 6/30/2006                         2,727,889          1.15      0.56      0.75

 6/30/2005                         3,941,094          1.50      0.60      0.75

 6/30/2004                         8,937,800          2.23      0.30      1.42

 6/30/2003                         3,862,510          0.42      0.04      0.36

______________________________________________________________________________

______________________________________________________________________________

Table No. 2 lists the volume of trading and high, low and closing sales prices on the OTC Bulletin Board for the Company's common shares for: the last two fiscal years, the last eight fiscal quarters, and the last six months.

Table No. 2

OTC Bulletin Board

Common Shares Trading Activity

US Dollars

______________________________________________________________________________

______________________________________________________________________________

                                                                     - Sales -

    Period                                                          US Dollars

     Ended                           Volume           High      Low    Closing

Monthly

 8/31/2007                          704,677        US$0.37   US$0.26   US$0.27

 7/31/2007                          439,248           0.40      0.30      0.40

 6/30/2007                          536,578           0.41      0.33      0.40

 5/31/2007                          569,857           0.41      0.36      0.38

 4/30/2007                          548,526           0.42      0.37      0.41

 3/31/2007                        1,443,051           0.43      0.34      0.40

------------------------------------------------------------------------------

Quarterly

 6/30/2007                        1,654,961        US$0.42   US$0.33   US$0.40

 3/31/2007                        4,126,476           0.59      0.34      0.40

12/31/2006                        4,235,520           0.65      0.41      0.49

 9/30/2006                        2,258,305           0.76      0.58      0.62

 6/30/2006                        4,894,552           0.80      0.57      0.70

 3/31/2006                        4,163,541           0.883     0.62      0.66

12/31/2005                        7,474,795           0.90      0.625     0.69

 9/30/2005                        8,371,269           0.95      0.541     0.88

------------------------------------------------------------------------------

Yearly

 6/30/2007                       12,275,262        US$0.76   US$0.33   US$0.40

 6/30/2006                       24,904,157           0.95      0.541     0.70

 6/30/2005                       32,970,269           1.12      0.47      0.62

 6/30/2004                       24,060,807           1.68      0.21      1.07

 6/30/2003                        1,952,700           0.26      0.02      0.05

______________________________________________________________________________

______________________________________________________________________________

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

On 9/24/2007, the Company’s shareholders’ list showed 29,414,925 common shares outstanding and 140 registered shareholders with: 23,876,853 shares owned by 42 registered shareholders/depositories resident in Canada; 5,537,973 shares owned by 97 registered shareholders/depositories resident in the United States; and 100 shares owned by one shareholder in other countries.

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

 -- No Disclosure Necessary ---

Use of Proceeds From Registered Securities is for working capital

Recent Sales of Unregistered Securities

The Company relied on the exemptions from registration under Regulation S for the following private placements of securities to only Canadian residents:

Fiscal 2005:

                private placement,      2,400,000 Units,  $1,152,000

                private placement,      1,470,000 Units,  $1,249,500

                Stock option exercise     745,000 shares, $   91,782

                Warrant exercise          180,000 shares, $  119,106

Fiscal 2006:

                Stock option exercise     267,600 shares, $  140,115

                Warrant exercise        1,477,000 shares, $  924,100

Fiscal 2007:

                Stock option exercise      25,000 shares, $   11,200

Fiscal 2008-to-date:

               None

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Selected Financial Data

Selected financial data as shown in the following table for the Company for Fiscal 2007/2006/2005 Ended June 30th was derived from the consolidated financial statements of the Company that have been audited by Amisano Hanson, Chartered Accountants, as indicated in their auditor’s report included elsewhere in this Annual Report.  The selected financial data set forth for the Fiscal 2004/2003 are derived from the Company's audited consolidated financial statements, not included herein.

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

Selected Financial Data

($ in 000’s, except per share data)

_________________________________________________________________________________

_________________________________________________________________________________

                                Year       Year       Year       Year       Year

                               Ended      Ended      Ended      Ended      Ended

                           6/30/2007  6/30/2006  6/30/2005  6/30/2004  6/30/2003

Sales Revenue                 $6,130     $6,604     $4,376     $3,035     $1,516

Operational Profit (Loss)      ($556)     ($290)   ($1,005)     ($312)      ($71)

Net Income (Loss)              ($491)     ($212)     ($982)     ($309)      ($69)

Income (Loss) per Share       ($0.02)   (($0.01)    ($0.04)    ($0.02)    ($0.01)

Dividends Per Share              Nil        Nil        Nil        Nil        Nil

Wtg. Avg. Shares (000)        29,414     28,829     25,546     20,121     13,656

Period-end Shares O/S         29,415     29,390     27,645     22,975     18,638

--------------------------------------------------------------------------------

Working Capital               $  845     $1,109     $1,496       $597      ($169)

Long-Term Debt                  $290        $27        $34        $58        $77

Capital Lease Obligations       $529       $603       $604       $645       $693

Capital Stock                $15,079    $15,060    $13,899    $11,245     $9,234

Shareholders’ Equity          $4,634     $5,000     $3,864     $1,499      ($170)

Total Assets                  $5,888     $6,172     $4,792     $2,669       $954

---------------------------------------------------------------------------------

(1)  Fiscal 2006/2005 results restated to conform with Fiscal 2007 presentation.

(2)  Cumulative Net Loss since incorporation to 6/30/2007has been ($11,400,084).

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

Fiscal 2005:

                private placement,      2,400,000 Units,  $1,152,000

                private placement,      1,470,000 Units,  $1,249,500

                Stock option exercise     745,000 shares, $   91,782

                Warrant exercise          180,000 shares, $  119,106

Fiscal 2006:

                Stock option exercise     267,600 shares, $  140,115

                Warrant exercise        1,477,000 shares, $  924,100

Fiscal 2007:

                Stock option exercise      25,000 shares, $   11,200

Fiscal 2008-to-date:

                None

Fiscal 2007 Ended 6/30/2007

International Barrier Technology Inc. (Barrier) manufactures and sells fire-rated building materials primarily in the USA.  Barrier has a patented fire protective material (Pyrotite™) that is applied to building materials to greatly improve their respective fire resistant properties.  Coated wood panel products are sold to builders through building product distribution companies all over the USA.  Many of the top multifamily homebuilders in the USA utilize Barrier’s fire-rated structural panel Blazeguard® in areas where the building code requires the use of fire-rated building panels.

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

Sales reported for the Fiscal 2007 were $6,130,226 versus $6,604,434 from the previous Fiscal 2006.  Sales revenue (top line) continues to be impacted negatively by sheathing prices, particularly oriented strand board (OSB).  Average OSB prices in Fiscal 2007 were approximately $119 per sq.ft. less than the same period a year ago affecting top line sales revenue by $1,054,269 versus last year.  Since sheathing prices are generally a “pass through” cost to Barrier (margins are taken on the fire treatment of the sheathing not the sheathing itself) these lower prices also lower the cost of production and thereby do not significantly alter bottom line revenue or gross profits.

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

Total sales volume, as measured by surface volume of product shipped increased to 8,859,400 square feet:  an increase of 12% from the 7,894,000 square feet shipped in Fiscal 2006.  This year-to-year increase follows a year where sales volume had improved from 5,163,800 square feet, resulting in a two-year increase of 72%.

Sales to the commercial modular business segment accounted for 61% of the total volume shipped over the fiscal year.  In the previous year, sales to commercial modular represented 42% of sales.  Barrier anticipates that the commercial modular market will continue to provide significant growth and will also provide the basis for the development of other markets, such as fire-rated residential and non-modular roof deck applications.  Multi-family roof deck sales, the other primary market for Barrier product, were up 52% for the first six months of the year (2,814,400 sq.ft. vs. 1,848,400 sq.ft.) and remained nearly consistent at nine months (3,141,300 sq.ft. vs. 3,172,100 sq.ft. in Fiscal 2006).  The softness in the housing market did impact the volume in this market the second half of Fiscal 2007.  A year-to-year decline of over one million sq.ft. in the second six months of the fiscal year, offset the impressive growth the first six months.  The total shipped into the multifamily residential markets for the fiscal year was 3,467,700 sq.ft. down from 4,526,300 sq. ft. shipped in the Fiscal 2006.

Barrier had anticipated that increases in market share, including sales development into new geographies, would more than offset any decline in business caused by a slowdown in housing starts.  In fact, Barrier’s sales do reflect increases in volume in the mid-western and west regions of the USA.  Volumes grew 148% from 368,600 sq.ft. to 914,500 sq.ft. in those territories.  A significant decline in shipments to Florida in the six month period ending 6/30/2007, however, offset the gains made in other areas.

Florida has been Barrier’s showcase market for Blazeguard multi-family residential sales for the last three years.  Florida represented 71 percent of total multi-family residential sales (3,215,900 sq.ft. out of 4,526,300 sq.ft.) for Fiscal 2006.  During that time period, multi-family residential sales, accounted for 57 percent of total sales volume (4,526,300 sq.ft. out of 7,894,900 sq.ft.).  In Fiscal 2007, Florida continued to contribute a significant percentage (56%) of multi-family sales volume (1,956,400 sq.ft. out of 3,467,700 sq.ft.) and multi-family sales continue to contribute a significant percentage (39%) of total sales for Fiscal 2007 (3,467,700 sq.ft. out of 8,859,400 sq.ft.).

Six-month results, however, for the period ending 6/30/2007, reveal that sales to the multi-family residential market fell to just 17 percent of total sales (653,500 sq.ft.).  Sales into Florida accounted for the majority of this particular decline in sales to the multifamily sector.  Sales into Florida for this six-month period were nearly two million square feet less than the same period in the previous year, a decline of 94% (from 2,029,300 sq. ft. to 114,400 sq. ft.).

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

In summary, while total sales volumes are higher than in the previous year, a dramatic decline in Florida sales in the second half of the fiscal year muted significant gains made in other areas. Barrier expects Florida to begin recovery slowly as Calendar 2007 continues.  Immigration into Florida continues at rates similar to what had been experienced in recent years, so underlying demand for housing will continue.  Fewer homes sold on market speculation, a continued abundance of unsold homes, slightly higher interest rates, and a more cautious consumer, however, will keep the recovery slow and methodical.

Barrier believes that in the long run, gains in other market areas (such as commercial modular), and other emerging geographical locations for multi-family residential sales (such as southern California, Arizona and Texas) have served to lower risk by spreading sales over a broader market playing field and making the business less vulnerable to cyclicality in Florida.

As the US building industry continues its recovery throughout the remainder of calendar year 2007, and as housing starts continue their climb back to levels reflecting the underlying need for new homes, Barrier anticipates dramatic recovery in the growth rate of Blazeguard sales volume.  Barrier continues its press to add builders, one by one.  During “slow times”, Barrier, and the existing Blazeguard distribution network, has found builders eager to learn about how Blazeguard can improve the value of their homes.  Barrier’s aggressive positioning during this time period has created future opportunity and set the stage for strong growth as the housing market improves.

Gross profit for the Fiscal 2007 was $1,420,186 from a total of $1,447,628 in the previous year.   Gross margin, as a percentage of sales revenue improved to 23.2% year-to-date over last year at 21.9%.  Total sales revenue was impacted by historically low sheathing (plywood and Oriented Strand Board) prices.  Sheathing costs are basically a “pass through” commodity item for Blazeguard sales.  Cyclicality in sheathing costs are expected and do not materially effect bottom line profits, but a downward trend in sheathing will have a direct impact on total sales revenue.

Cost of goods sold decreased to $4,710,040 in Fiscal 2007 from $5,156,806 in Fiscal 2006.  Year to date costs per sq.ft. decreased from $0.65 to $0.53.  These decreases are related to capturing improved labor and manufacturing efficiencies.

Efficiencies improved as labor became more experienced with the new system.  Also, “temporary” labor was eliminated as the full time, permanent labor became more efficient.  While the number of required workers on the new line is similar to the old line, the designed production capacity of the new line is more than twice that of the old line.  Barrier anticipates continued significant improvements in the average cost of both labor and materials as the new, highly automated production line continues to provide a higher percentage of product shipped.

Operating expenses were higher year to date this year at $591,166 in comparison to last year at $340,681.  R&D expenses for the twelve-month period increased to $219,319 from the $93,732 expended in the previous year.  A large portion of those costs ($119,916) were associated with fire and strength testing required to certify Blazeguard’s use in wall assemblies rated for both fire resistance and strength.  Additional R&D costs were associated with product trials and “start-up” of the new manufacturing line.

Amortization on plant and equipment increased year to year from $121,949 in 2006 to $246,847 in 2007.  The increase reflects scheduled depreciation of the new manufacturing line equipment as it is now capable of producing substantial volumes.  The amortization of the worldwide Pyrotite technology (including patents, technical know-how, and trademarks) began when Barrier purchased it in 2004 and will continue at existing rates until it is fully depreciated in 2012.  Neither of these items have an impact on the cash position of the Company.

Administrative expenses in the reported twelve-month period decreased to $1,384,596 from $1,396,985.  On a sq. ft. basis, this means that administrative costs per volume of material shipped declined to $0.16 from $0.18 per sq.ft., a decrease of 11.1%.  As volumes continue to increase, a further reduction in the average cost of administrative expense per sq.ft. produced is expected.  Barrier expects the reduction in the average cost of administration to have significant impact on bottom line performance in future reporting periods.

Barrier is required to report a line item entitled “stock-based compensation”.  This figure is an estimate of the value of stock options awarded to management and key personnel as a portion of their total compensation package (see section: Critical Accounting Estimates below).  The Company uses the Black-Scholes formula to calculate the fair value of the stock options.  While this reporting is a requirement, and a true reflection of value the company is granting to key personnel, it is a “non-cash” item that does not affect current operating cash flows.  Stock-based compensation for the Fiscal 2007 was $113,681, a decrease from $217,407 during the same period the previous year.

Legal fees increased to $109,359 from $58,372 expended in the previous year.  The increases in legal fees were primarily due to patent and trademark registration activities for New Zealand and Australia.  Barrier believes protecting its technology and trademarks is the first step in positioning to develop strategic partners and potential technology licensees in selected global markets.

During this period Barrier also had “legal” contracts developed and executed with a local chemical formulation company (Protective Chemistries, Inc.) to secure rights to two new “field applied” products: Blazeguard® Fire Retardant Paint and Mycoguard™ mold/mildew resistant coating.  In addition, to the costs of developing contracts to secure rights for these products, Barrier also filed to register their trademark brand names.

Insurance costs for Fiscal 2007 increased to $130,873 in comparison to $94,452 the previous year.  The increase is due substantially to the increase in sales volumes that have led to additional coverage requirements.

Interest on Long Term Debt has increased from $30,441 to $52,870 for Fiscal 2007.  This increase is a result of utilizing an operating line of credit that has enabled Barrier to grow inventory levels to anticipate customer needs and to provide interim funding for short-term capital requirements.  While Barrier considers the use of this line of credit to be short term in nature, the debt is presented as long term and the corresponding interest is recorded similarly because the term negotiated on the debt facility was for two years, which matures 7/1/2009.  As of 6/30/2007 the amount owing on the operating line of credit was $290,211.  The amount of funds available on this line, for both capital improvements and operating capital is $1 million dollars.

Travel, promotion, and trade show expenses were higher for Fiscal 2007 over the prior year ($61,227 vs. $53,032): a result of increased activity and the development of the southern California and Phoenix, Arizona territory.  Wages and management fees increased to $598,501 over last year reported at $521,323.  This includes the addition of Todd Lorsung, Financial Services Manager, who began employment in March 2006 and Jane Waletzko, Administrative Specialist who began employment in September 2006.  Barrier lost the midwestern sales manager in April 2007 and he had not been replaced as fiscal yearend.

Sales, marketing, and investor-relations expenses are substantially lower for Fiscal 2007 at $110,526 vs. $215,738 the prior year.  Barrier will continue to expand upon its shareholder and customer communication programs to ensure the public is informed about business development and emerging opportunities.

Other items include income not directly related to business operations. Other items reported herein include $33,968 in interest income, the foreign exchange gain was $28,035, and royalty income was $2,550. Barrier continues to receive a royalty from Pyrotite Corporation (the entity Barrier purchased the world-wide Pyrotite technology from in 2004) for sales activity related to “integral” (non-surface applied) applications of the technology.

Net income (loss)

A net loss of ($491,023) was reported for the Fiscal 2007, whereas for Fiscal 2006, a net loss of ($211,724) was reported.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the eight most recently completed quarters:

	Jun 30 2007	Mar 31 2007	Dec 31 2006	Sept 30 2006	June 30 2006	Mar 31 2006	Dec 31 2005	Sept 30 2005

Volume shipped (MSF)	2,273.0	1,642.8	2,251.8	2,691.8	2,267.0	2,155.4	1,820.2	1,651.4
Total Revenues (000$)	1.434	1.068	1.643	1.985	1.826	1.825	1.611	1.342
Operating Income (000)	(43.6)	(204.4)	(180.6)	(127.0)	(150.3)	1.7	(187.5)	46.1
Net income (loss) (000)	11.5	(190.8)	(204.9)	(106.8)	(144.5)	60.9	(183.9)	55.8
Loss Per Share	(0.00)	(0.01)	(0.01)	(0.00)	(0.00)	(0.00)	(0.01)	(0.00)

New product and market development

Barrier continues to invest time and financial resources in an effort to accelerate long and near term growth.  While these expenditures take away from near term profits, research and development of new products and applications as well as market development for existing products and applications are crucial to the attainment of strategic objectives.  Barrier intends to grow the business to levels far beyond those currently attained and new initiatives in products and markets are necessary if these long-term goals are to be achieved.  Ongoing initiatives continue to provide opportunities for sales expansion and growth.

In the third fiscal quarter ending 3/31/2007, Barrier, in collaboration with MuleHide Products, successfully passed all fire tests required to market an improved “Class A” commercial modular roof deck assembly.  This assembly will provide enhanced characteristics for such applications as portable school classrooms as well as modular built hospitals, care centers, and prisons.  While sufficient testing has been completed to allow for initial market introductions, additional wind lift tests are scheduled for later in the year to allow additional covering membranes to be used.

In addition to the continuing R&D effort to improve applications for the commercial modular business, Barrier has a strategic initiative underway to certify and “list” additional fire rated wall assembly applications.  Billions of sq. ft. of fire rated walls are constructed in the United States each year.  Any of those applications that also require a rated “strength” component in the specification for the wall may be well served by utilizing Blazeguard as a panel component to replace one layer of sheathing in addition to one layer of fire rated gypsum wallboard.  Barrier is actively fire testing and strength testing Blazeguard for these assemblies.  Resolution to this strategic inquiry is expected by early 2008.

Specific market targets of note are wall assemblies where both earthquake and fire requirements exist in the same wall.  These applications are common along the western coastal areas on the USA, particularly southern California. Once testing is complete, and the assemblies involving Blazeguard are certified and listed by a registered independent listing laboratory, Barrier will begin to market these assemblies directly to architects specializing in these areas.  Barrier anticipates considerable opportunity to expand sales with the successful conclusion of this initiative.

Barrier has implemented a planning and design initiative targeted to improve the manufacturing capability of the “original” production line to produce structural insulative panels (SIPs) with a more consistent surface appearance.  SIPs were a significant business for Blazeguard from 1996–1999.  Variability in the surface appearance of the coating, however, created repeatable issues and complaints when the panels were used as an exposed interior wall surface, especially in residential applications.  The improvements planned will improve the consistency of Blazeguard panels used in SIPs and make them more appealing and marketable to SIPs customers.  Barrier intends to begin implementing required changes late in Calendar 2007 coincident with the start-up and shift of production of standard 4’ X 8’ Blazeguard panels to the new line.

Barrier has completed the development of marketing materials intended to help introduce two new products currently being sold through existing distribution channels: Blazeguard® Fire Retardant Paint and Mycoguard™ mold/mildew resistant paint.  The fire rated paint now allows Barrier to satisfy a need for a product that can be applied “in the field” rather than only “in a factory”.  Additionally, the demand for mold/mildew remedial and preventative coatings is growing substantially. Barrier now has a product that can be used in this market.  Barrier intends to allow our distribution network to conduct the majority of the marketing and sales work required initially. As the market for these products develops, and a better assessment of their overall opportunity is made, Barrier may choose to put more emphasis on them by adding additional sales representation dedicated to their sale.  For the time being, however, Barrier will rely on our distribution partners and willing independent sales representative to perform the majority of the market development work.

Global licensing opportunities

With the purchase of the world technology rights, Barrier is in a position to develop licensing arrangements wherever in the world that opportunity surfaces.  When interested parties inquire regarding licensing, Barrier responds with an information packet and begins an assessment of appropriateness of fit with our technology.

Any licensing agreements will be designed to protect the technology, prohibit competition, and provide for royalties to be paid to Barrier on an ongoing basis.

Product and technology licensing scenarios are being developed within Barrier and management is confident that licensing relationships or relationships leading to licensing contracts will be in existence in the near future.

Financial position & financings

Barrier ended Fiscal 2007 with a working capital surplus of $845,491.

The Company generated negative operating cash flow for Fiscal 2007 of approximately $76,745.  The Company expects to fund short-term cash needs out of current operations and supplement other short-term needs with the operating line of credit that is secured by current working capital.  The Company does not expect any additional long-term capital needs in the foreseeable future as a recent expansion in operations, consisting of an additional, more efficient automated manufacturing line, is projected to fulfill future production requirements.  The new automation was funded by private placements and the exercising of options and warrants.  Currently, the Company is building inventory in anticipation of future needs to better service customers and to aid in the implementation of strategic operating line modifications.

Related Party Transactions

During Fiscal 2007, the Company incurred wages and management fees of $169,505, with directors of the Company and companies with common directors.

Critical Accounting Estimates

Stock-based Compensation Charge and Expense

As described in Note 8 to the audited annual financial statements for Fiscal 2007, the Company records stock-based compensation expense in respect to the fair market value on newly issued stock options.  This fair market value of the stock options is estimated at the date the stock options are granted using the Black-Scholes option-pricing model.  The related stock-based compensation expense is recognized over the period in which the options vest.  In addition, this is a non-cash compensation charge and the cash flow effects are realized only at the time of exercise.

Internal Control and Financial Reporting Procedures

The board of directors evaluates and maintains internal control procedures and financial reporting procedures to ensure the safeguarding of Barrier’s assets as well as to ensure full, true, accurate and timely disclosure of Barrier’s financial position for Fiscal 2007, that would materially affect the accuracy of this financial report.  There was no change in internal control procedures in Fiscal 2007.

Other Matters

As at 6/30/2007, the Company did not have any off-balance sheet arrangements to report.

International Barrier Technology Inc. (the Company) has received a preliminary liability and damage report from a New Jersey townhouse association in connection with a lawsuit the association has filed against its contractor, engineering consultant, property manager and the Company (the “Defendants”).  The lawsuit involves alleged water damage in a 1997/1998 roof-replacement project that was allegedly caused by claimed Company product failure along with other alleged deficiencies.  The Company first reported on the prospect of this litigation in December 2005.  The townhouse association claims that as a result of defective product supplied, and negligent work performed by other named Defendants, the association has suffered damages of US$5,506,409.46.  Repairs, to date, have been limited to certain townhouse units where water stains have appeared in ceiling areas.  The damages claimed include the costs of repairs made subsequent to the initial installation work, attorney and consultant fees, and the estimated anticipated future costs for roof repairs on all units including those that have not previously required roof repairs nor have shown any sign of damage.

The Defendants, through their insurers, have engaged qualified experts to consider the report and to prepare a response to refute it.  The townhouse association’s request for mediation resulted in the scheduling of a “non-binding” mediation hearing held on 5/15/2007.  Counsel for Barrier and the plaintiffs failed to negotiate a resolution during this mediation hearing.  The parties continue to negotiate settlement terms but if the parties cannot agree to a settlement, the suit may go to court.  The Company carries $1 million of product liability insurance, including the cost of attorney’s fees, to protect itself against such claims and has documented that any damage occurring to date was the result of insufficient ventilation and incorrect installation.  The Company anticipates that the claim will have no material financial impact on the Company.

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

In July 2005, Barrier hired an experienced sales manager to help administer a national sales program for multifamily residential sales out of the Watkins office and also to help develop the mid-western market for Blazeguard sales.  Multifamily residential sales continue to be the market segment with the largest sales volume for Blazeguard.  Mr. James Kleinke has been working diligently to add sales in this market segment by introducing Blazeguard to mid-western building products distributors and builders.  During this period, Mr. Kleinke has successfully engaged numerous building products distributors in the area, including:  Lake States Lumber, Inc.; Stock Building Supply; and United Building Centers, UBC, to become local stocking distributors of Blazeguard.  While there were virtually nil sales to the mid-western region in Fiscal 2005, there are currently fifteen builders that have elected to use Blazeguard as their product of choice on town-home building developments.

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

Cost of goods sold increased to $5,156,806 from $3,470,125.  The increase in cost is directly related to the higher volume of production and shipments.  Average direct costs per sq.ft. of production fell from $0.67 to $0.65.

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

Structural Insulative Panels (SIP’s) was a significant business for Blazeguard from 1996 – 1999.  A non-uniform surface appearance of the coating applied by the existing production line, however, created insurmountable issues in marketing the product as an exposed interior wall surface.  The new line will allow Barrier to more successfully produce products to an acceptable interior panel standard. Barrier anticipates a renewed interest in Blazeguard into the SIP’s market by midyear 2006.

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

Related Party Transactions

During the twelve months ended June 30, 2006 the Company incurred wages and management fees of $169,505 with directors of the Company and companies with common directors.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of June 30, 2006:  29,389,925 common shares at $15,059,952

Issued as of September 29, 2006:  29,414,925 common shares at $15,071,152

Other Matters

As at June 30, 2006, the Company did not have any off-balance sheet arrangements to report.

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

ITEM 7.  FINANCIAL STATEMENTS

INTERNATIONAL BARRIER TECHNOLOGY INC.

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

(Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders,

International Barrier Technology Inc.

We have audited the accompanying consolidated balance sheets of International Barrier Technology Inc. and subsidiaries as of June 30, 2007 and 2006 and the related consolidated statements of operations, cash flows and stockholders’ equity for the years ended June 30, 2007 and 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Barrier Technology Inc. and subsidiaries as of June 30, 2007 and 2006 and the results of their operations and their cash flows for the years ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

Vancouver, Canada	“AMISANO HANSON”
September 7, 2007	Chartered Accountants

750 WEST PENDER STREET, SUITE 604 TELEPHONE: 604-689-0188
VANCOUVER CANADA FACSIMILE: 604-689-9773
V6C 2T7 E-MAIL: amishan@telus.net

INTERNATIONAL BARRIER TECHNOLOGY INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2007 and 2006

(Stated in US Dollars)

ASSETS	2007	2006

Current
Cash and cash equivalents	$ 557,316	$ 897,111
Accounts receivable	250,931	473,100
Inventory – Note 3	478,504	318,427
Prepaid expenses and deposits	60,175	34,604

	1,346,926	1,723,242
Property, plant and equipment – Note 4	3,902,257	3,685,251
Patent, trademark and technology rights – Note 5	638,683	763,683

	$ 5,887,866	$ 6,172,176

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 10	$ 434,543	$ 542,314
Current portion of long-term debt – Note 6	-	9,100
Current portion of obligation under capital leases – Note 7	66,892	62,569

	501,435	613,983
Long-term debt – Note 6	290,211	18,200
Obligation under capital leases – Note 7	462,330	539,982

	1,253,976	1,172,165

STOCKHOLDERS’ EQUITY

Common stock – Note 8
Authorized:
Unlimited common shares without par value
Issued:
29,414,925 common shares (2006: 29,389,925 common shares)	15,079,071	15,059,952
Additional capital – stock-based compensation	954,903	849,120
Deficit	(11,400,084)	(10,909,061)

	4,633,890	5,000,011

	$ 5,887,866	$ 6,172,176

Commitments – Notes 6, 7 and 8

Contingency – Note 13

Subsequent Event – Note 8

APPROVED BY THE DIRECTORS:

“David Corcoran”	Director	“Victor Yates”	Director
David Corcoran		Victor Yates

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended June 30, 2007 and 2006

(Stated in US Dollars)

	2007	2006

Sales	$ 6,130,226	$ 6,604,434

Cost of sales	(4,710,040)	(5,156,806)

Gross profit	1,420,186	1,447,628

Amortization – plant and equipment	(246,847)	(121,949)
– trademark and technology rights	(125,000)	(125,000)
Research and development costs – Note 9	(219,319)	(93,732)
	(591,166)	(340,681)
	829,020	1,106,947

General and administrative expenses
Accounting and audit fees	91,582	76,984
Consulting fees	3,428	10,600
Filing fees	22,980	21,784
Insurance	130,873	94,452
Interest and bank charges	3,026	500
Interest on long-term obligations – Notes 6 and 7	52,870	30,441
Legal fees	109,359	58,372
Office and miscellaneous	65,561	72,493
Sales marketing and investor relations	110,526	215,738
Stock-based compensation – Note 8	113,681	217,407
Telephone	11,857	13,381
Transfer agent fees	9,125	10,478
Travel, promotion and trade shows	61,227	53,032
Wages and management fees – Note 10	598,501	521,323
	1,384,596	1,396,985

Loss before other income	(555,576)	(290,038)

Other income	64,553	78,314

Net loss for the year	$ (491,023)	$ (211,724)

Basic and diluted loss per share	$ (0.02)	$ (0.01)

Weighted average number of shares outstanding	29,413,555	28,829,423

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended June 30, 2007 and 2006

(Stated in US Dollars)

	2007	2006
Operating Activities
Net loss for the year	$ (491,023)	$ (211,724)
Items not involving cash:
Amortization – plant and equipment	246,847	121,949
– trademark and technology rights	125,000	125,000
Stock-based compensation	113,681	217,407

Changes in non-cash working capital balances related to operations:
Accounts receivable	222,169	(221,076)
Inventory	(160,077)	(15,071)
Prepaid expenses and deposits	(25,571)	(17,694)
Accounts payable and accrued liabilities	(107,771)	251,983

	(76,745)	250,774

Investing Activities
Purchase of plant and equipment	(463,853)	(1,682,997)
Purchase of patent	-	(24,104)

	(463,853)	(1,707,101)

Financing Activities
Increase in long-term debt	290,211	-
Decrease in long-term debt	(27,300)	(6,822)
Decrease in obligations under capital lease	(73,329)	(45,596)
Common shares issued for cash	11,221	1,064,215

	200,803	1,011,797

Effect of exchange rate changes on cash	-	65,697

Change in cash during the year	(339,795)	(378,833)

Cash and cash equivalents, beginning of the year	897,111	1,275,944

Cash and cash equivalents, end of the year	$ 557,316	$ 897,111

Supplementary cash flow information
Cash paid for interest	$ 52,870	$ 42,308

Non-cash Transaction – Note 12

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the years ended June 30, 2007 and 2006

(Stated in US Dollars)

			Additional
	Common Stock		Capital –
	Issued		Stock-based
	Shares	Amount	Compensation	Deficit	Total

Balance, June 30, 2005	27,645,325	$ 13,898,740	$ 728,710	$ (10,763,034)	$ 3,864,416

Issued for cash pursuant to the exercise of share purchase warrants - at $0.60	217,000	130,200	-	-	130,200
- at $0.61	200,000	122,000	-	-	122,000
- at $0.62	165,000	102,300	-	-	102,300
- at $0.63	320,000	201,600	-	-	201,600
- at $0.64	575,000	368,000	-	-	368,000
Issued for cash pursuant to the exercise of share purchase options - at $0.09	50,000	4,500	-	-	4,500
- at $0.44	52,500	23,100	-	-	23,100
- at $0.66	55,100	36,615	-	-	36,615
- at $0.69	110,000	75,900	-	-	75,900
Stock-based compensation	-	-	217,407	-	217,407
Reclassification of stock-based compensation charges upon exercise of share purchase options	-	96,997	(96,997)	-	-
Foreign currency translation adjustment	-	-	-	-	65,697
Net loss for the year	-	-	-	(146,027)	(211,724)

Balance, June 30, 2006	29,389,925	15,059,952	849,120	(10,909,061)	5,000,011

.../cont’d

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC. Continued

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the years ended June 30, 2007 and 2006

(Stated in US Dollars)

			Additional
	Common Stock		Capital –
	Issued		Stock-based
	Shares	Amount	Compensation	Deficit	Total

Balance, June 30, 2006	29,389,925	15,059,952	849,120	(10,909,061)	5,000,011
Issued for cash pursuant to the exercise of share purchase options - at $0.45	25,000	11,221	-	-	11,221
Reclassification of stock-based compensation charges upon the exercise of share purchase options	-	7,898	(7,898)	-	-
Stock-based compensation	-	-	113,681	-	113,681
Net loss for the year	-	-	-	(491,023)	(491,023)

Balance, June 30, 2007	29,414,925	$ 15,079,071	$ 954,903	$ (11,400,084)	$ 4,633,890

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

(Stated in US Dollars)

Note 1

Nature of Operations

The Company develops, manufactures and markets proprietary fire resistant building materials branded as Blazeguard in the United States of America and, as well, the Company owns the exclusive U.S. and international rights to the Pyrotite fire retardant technology.

The Company was incorporated under the British Columbia Company Act and is publicly traded on the TSX Venture Exchange in Canada (“TSX”) and the OTC Bulletin Board in the United States of America.

Prior to the year ended June 30, 2006, the Company reported on Form 20-F using generally accepted accounting principles in Canada (“Canadian GAAP”) and the reporting currency was Canadian dollars.  As a result of more than 50% of its shareholders residing in the United States of America, the Company, during the year ended June 30, 2006, changed to using generally accepted accounting principles in the United States of America (“US GAAP”) and changed its reporting currency to US dollars.

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

June 30, 2007 and 2006

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

d)

Plant and Equipment, Trademark and Technology Rights and Amortization

Plant and equipment and trademark and technology rights are recorded at cost.  Amortization is provided using the straight line method with the following estimated useful lives:

Manufacturing equipment

straight line over 5 years

Equipment and furniture

20% - declining balance

Computer equipment

30% - declining balance

Equipment under capital lease

20% - declining balance

Building under capital lease

straight line over 20 years

Railway spur under capital lease

  4% - declining balance

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

June 30, 2007 and 2006

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

Credit Risk

The Company grants credit to its customers in the normal course of business.  Credit evaluations are performed on a regular basis and the financial statements take into account an allowance for bad debts.  During the year ended June 30, 2007, two customers accounted for 67.55% of the Company’s sales (2006: two customers accounted for 66% of the Company’s sales).  The loss of any of these customers or the curtailment of purchases by such customers could have a material adverse effect on the Company’s financial condition and results of operations.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2007 and 2006

(Stated in US Dollars) – Page 4

Note 2

Significant Accounting Policies – (cont’d)

j)

Financial Instruments – (cont’d)

Currency Risk

The Company holds cash of $608,662 in Canadian dollars exposing it to a foreign currency exchange risk.

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

m)

Stock-based Compensation

The Company accounts for the granting of share purchase options to employees and non-employees using the fair value method whereby all awards to employees and non-employees will be recorded at fair value on the date of the grant.  The fair value of all share purchase options are expensed over their vesting period with a corresponding increase to additional capital.  Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional capital, is recorded as an increase to share capital

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2007 and 2006

(Stated in US Dollars) – Page 5

Note 2

Significant Accounting Policies – (cont’d)

m)

Stock-based Compensation – (cont’d)

The Company uses the Black-Scholes option valuation model to calculate the fair value of share purchase options at the date of the grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

n)

Recent Accounting Pronouncements

In July 2006, FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”.  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.  The Company does not believe the adoption of FIN 48 will have a material impact on its financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” in order to define fair value, establish a framework for measuring fair value and to expand disclosures about fair value measurements.  This statement only applies when other standards require or permit the fair value measurement of assets and liabilities.  This statement is effective for fiscal periods commencing after November 15, 2007 and the Company does not expect the adoption of this statement to have a significant effect on the Company’s results of operations or financial position.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”).  Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary.  SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged.  The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2007 and 2006

(Stated in US Dollars) – Page 6

Note 2

Significant Accounting Policies – (cont’d)

n)

Recent Accounting Pronouncements – (cont’d)

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for the Company’s financial statements issued in 2008.  The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

Note 3

Inventory

	2007	2006

Raw materials	$ 299,273	$ 243,822
Finished goods	179,231	74,605

	$ 478,504	$ 318,427

Note 4

Property, Plant and Equipment

		2007
		Accumulated
	Cost	Amortization	Net

Manufacturing equipment	$ 2,994,894	$ 571,754	$ 2,423,140
Equipment and furniture	33,194	23,395	9,799
Computer equipment	28,938	22,210	6,728

	3,057,026	617,359	2,439,667

Assets under capital lease
Equipment	69,696	10,377	59,319
Land	54,498	-	54,498
Building	1,857,337	570,774	1,286,563
Railroad spur	94,108	31,898	62,210

	2,075,639	613,049	1,462,590

	$ 5,132,665	$ 1,230,408	$ 3,902,257

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2007 and 2006

(Stated in US Dollars) – Page 7

Note 4

Property, Plant and Equipment – (cont’d)

		2006
		Accumulated
	Cost	Amortization	Net

Manufacturing equipment	$ 2,606,208	$ 423,471	$ 2,182,737
Equipment and furniture	29,778	19,091	10,687
Computer equipment	28,938	17,456	11,482

	2,664,924	460,018	2,204,906

Assets under capital lease
Equipment
Land	69,696	3,407	66,289
Building	54,498	-	54,498
Railroad spur	1,785,586	492,002	1,293,584
	94,108	28,134	65,974

	2,003,888	523,543	1,480,345

	$ 4,668,812	$ 983,561	$ 3,685,251

Amortization of assets under capital leases included in amortization expense for the year ended June 30, 2007 is $89,506 (2006:  $94,385).

Note 5

Patent, Trademark and Technology Rights

	2007	2006

Trademark and technology rights – at cost	$ 1,000,000	$ 1,000,000
Less: accumulated amortization	(385,421)	(260,421)

	614,579	739,579
Patent – at cost	24,104	24,104

	$ 638,683	$ 763,683

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2007 and 2006

(Stated in US Dollars) – Page 8

Note 6

Long-term Debt

	2007	2006
Revolving bank loan facility in the amount of $1,000,000 bearing interest at 8.5% per annum and secured by a charge over accounts receivable, inventory and equipment. The balance is due on July 1, 2009	$ 290,211	$ -

Loan payable is non-interest bearing, repayable in quarterly amounts of $2,787 and is secured by a lien on the railway spur, due January 10, 2007. The Company paid this loan during the year ended June 30, 2007	-	27,300

	290,211	27,300
Less: current portion	-	(9,100)

	$ 290,211	$ 18,200

Note 7

Obligation Under Capital Leases

Future minimum lease payments on the obligation under capital leases together with the obligation due under capital leases are as follows:

	2007	2006
2007	$ -	$ 96,475
2008	96,474	96,475
2009	89,684	89,684
2010	77,297	77,297
2011	73,621	73,621
2012	73,621	-
Thereafter	284,358	401,888

	695,055	835,440
Less: amount representing interest	(165,833)	(232,889)

	529,222	602,551
Less: current portion	(66,892)	(62,569)

Long-term portion	$ 462,330	$ 539,982

The capital leases bear interest at various rates from 4.75% to 6% per annum.

Interest on capital leases included in interest on long-term debt for the year ended June 30, 2007 is $42,900 (2006:  $30,441).

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2007 and 2006

(Stated in US Dollars) – Page 9

Note 8

Common Stock

a)

Escrow:

At June 30, 2007, there are 48,922 common shares held in escrow by the Company’s transfer agent, the release which is subject to the approval of the regulatory authorities.

b)

Commitments:

Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is summarized below:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price

Outstanding, June 30, 2005	4,620,000	$0.71
Exercised	(1,477,000)	$0.63

Balance, June 30, 2006	3,143,000	$0.75
Expired	(1,890,000)	$0.63

Balance, June 30, 2007	1,253,000	$0.92

At June 30, 2007, there were 1,253,000 share purchase warrants outstanding entitling the holders to purchase one common share for each warrant held at $0.92 per share up to August 20, 2008.

Stock-based Compensation Plan

The Company has a stock option plan for officers, directors, employees and consultants.  Options are granted with an exercise price determined by the Board of Directors, which may not be less than the market price of the Company’s stock on the date of the grant less applicable discounts permitted by the TSX, subject to a minimum price of $0.10.  All options granted under the plan vest in stages.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2007 and 2006

(Stated in US Dollars) – Page 10

Note 8

Common Stock – (cont’d)

b)

Commitments – (cont’d)

Stock-based Compensation Plan – (cont’d)

A summary of the status of the Company’s share purchase option plan as of June 30, 2007 and 2006 and changes during the years ending on those dates is presented below:

		Weighted
		Average
	Number of	Exercise
	Options	Price

Outstanding, June 30, 2005	1,868,500	$0.52
Granted	670,000	$0.75
Exercised	(267,600)	$0.52
Expired	(50,000)	$0.90

Outstanding, June 30, 2006	2,220,900	$0.60
Granted	290,000	$0.53
Exercised	(25,000)	$0.45
Expired	(32,500)	$0.44

Outstanding, June 30, 2007	2,453,400	$0.66

Exercisable, June 30, 2007	2,025,900

The following summarizes information about share purchase options outstanding as at June 30, 2007:

Number	Exercise Price	Expiry Date
150,000	$0.66	July 19, 2007
400,000	$0.80	October 6, 2007
20,000	$0.50	February 23, 2008
378,500	$0.09	March 5, 2008
120,000	$0.69	March 6, 2008
40,000	$0.38	March 6, 2009
1,094,900	$0.65	August 24, 2009
250,000	$0.55	August 9, 2010
2,453,400

Subsequent to June 30, 2007, the 150,000 share purchase options with an exercise price of $0.66 per share expired unexercised on July 19, 2007.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2007 and 2006

(Stated in US Dollars) – Page 11

Note 8

Common Stock – (cont’d)

b)

Commitments – (cont’d)

Stock-based Compensation Plan – (cont’d)

Stock-based compensation charges have been determined under the fair value method using the Black-Scholes option pricing model with the following assumptions:

	2007	2006

Expected dividend yield	0.0%	0.0%
Expected volatility	60%	70.48% - 112.5%
Risk-free interest rate	5.25%	3.02% - 4.50%
Expected term in years	2 years	2 years

Note 9

Research and Development Costs

Research and development expense consists of the following for the years ended June 30, 2007 and 2006

	2007	2006
Labour	$ 99,402	$ -
Listing service	16,670	16,316
Testing services	99,197	77,416
Other	4,050	-

	$ 219,319	$ 93,732

Note 10

Related Party Transactions

The Company was charged wages and management fees of $169,505 (2006: $179,535) by directors or private companies with common directors during the year ended June 30, 2007.

Included in accounts payable and accrued liabilities at June 30, 2007 is $3,727 (2006:  $4,365) owing to directors of the Company.

Note 11

Income Taxes

The Company has accumulated non-capital losses in Canada and the United States totalling approximately $2,900,000 which expire beginning in 2008.  In addition, the Company has Scientific Research and Experimental Development Expenditures in Canada of approximately $1,000,000 which may be carried forward indefinitely to reduce taxable income in future years.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2007 and 2006

(Stated in US Dollars) – Page 12

Note 11

Income Taxes – (cont’d)

Significant components of the Company’s future income tax assets are as follows:

	2007	2006
Non-capital losses carried forward	$ 1,221,425	$ 963,449
Scientific Research and Experimental Development expenses	371,163	371,163
Property, plant and equipment	1,663,662	1,663,662
	3,256,250	2,998,274
Less valuation allowance	(3,256,250)	(2,998,274)
	$ -	$ -

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

Note 13

Contingent Liability

The Company is a defendant in a lawsuit claiming damages for defective building materials wherein the plaintiff has claimed approximately $5,400,000 from the Company.  In the opinion of management, this lawsuit is without merit.  The Company has liability insurance for up to $1,000,000.

Note 14

Differences Between Generally Accepted Accounting Principles in the United States

of America and Canada

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which do not differ with those principles and practices that the Company would have followed had its statements been prepared in accordance with accounting principles generally accepted in Canada.

Note 15

Comparative Figures

Certain of the comparative figures have been reclassified to conform with the current year’s presentation.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         --- No Disclosure Necessary ---

ITEM 8A.  CONTROLS AND PROCEDURES

At the end of Fiscal year ended 6/30/2007 (the “Evaluation Date”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act).  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, concluded that the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s Fiscal Year Ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION: No Disclosure Necessary

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table lists the names of the Directors and Executive Officers of the Company.  The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company.  The Executive Officers serve at the pleasure of the Board of Directors.

Table No. 4

Directors and Executive Officers

August 31, 2007

_______________________________________________________________________________

_______________________________________________________________________________

                                                                        Date of

                                                                          First

                                                                    Election or

Name                       Position                        Age      Appointment

David J. Corcoran (1)(2)   CFO/Director                     59        July 1986

Michael D. Huddy (3)       President/CEO/Director           54    February 1993

Lindsey Nauen (4)          Corporate Secretary              55    December 2003

Craig Roberts (1)(5)       Director                         34      August 2006

Victor A. Yates (1)        Director                         61    November 1987

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

_______________________________________________________________________________

_______________________________________________________________________________

David J. Corcoran, Administrator, Chief Financial Officer, and Director, is a Chartered Accountant and a member of the Institute of Chartered Accountants in British Columbia, Canada, with over twenty-five years of experience in industry and commerce.  Prior to 1976, Mr. Corcoran spent over five years gaining experience in marketing, sales and product distribution while he worked in sales with several major companies including Scott Paper and Bristol Myers.  His career in accounting began in 1976 when he joined Touche Ross and Company.  In 1979, he founded Corcoran and Company, Chartered Accountants.  From 1979 to 1990, his firm secured a wide variety of business clients whom he advised regarding their management and business planning.  In 1991, he joined the management of the Company on a full-time basis.  Mr. Corcoran brings to the organization specific business experience in both sales and public finance.  He has been an officer and director of the Company since it inception in 1986.

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

Board of Director Committees.

The Company has only an Audit Committee, which recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company’s audits, the Company’s internal accounting controls, and the professional services furnished by the independent auditors to the Company.  The Audit Committee met monthly in Fiscal 2007 and has met once times during Fiscal 2008-to-date.  The current members of the Audit Committee are: David Corcoran, Craig Roberts, and Victor Yates.

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

Compliance with Section 16(a) of the Exchange Act.

The Board of Directors, all Officers, and major shareholders of 10% or more of International Barrier Technologies Inc. are in compliance with all reporting requirements of the exchange act.  During Fiscal 2007, Craig Roberts failed once to file a Form 3 on a timely manner.

Audit Committee Financial Expert

The Company does not have an ”audit committee financial expert” serving on its audit committee.  The Company’s Audit Committee consists of two unrelated directors and the Administrator/CFO of the Company, all of whom are both financially literate and very knowledgeable about the Company’s affairs.  Because the Company’s structure and operations are straightforward, the Company does not find it necessary to augment its Board with a financial expert.

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

ITEM 10.  EXECUTIVE COMPENSATION

Director Compensation

The Company compensates Directors for their service in their capacity as Directors, $750 per physical meeting.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During Fiscal 2007, Directors were paid $7,500 for attending meetings.  During Fiscal 2006/Fiscal 2005, no Director received and/or accrued any cash compensation for his services as a Director, including committee participation and/or special assignments.

However, during Fiscal 2007, the Company granted 250,000 “below-market” stock options to Craig Roberts, a Director of the Company; resulting in $32,500 in “compensation”.

Executive Compensation

Total cash compensation paid/accrued (directly/indirectly) to all Officers/ Directors for Fiscal 2007 was $169,505; refer to ITEM #12 for information regarding indirect payments.

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

                 2007  $118,457      nil   nil       nil      nil     nil      nil

                 2006  $115,000  $10,000   nil       nil  125,000     nil      nil

                 2005  $105,534      nil   nil       nil  300,000     nil  $50,000

David Corcoran: Administrator/Chief Financial Officer

                 2007  $ 47,243      nil   nil       nil      nil     nil      nil

                 2006  $ 38,300   $8,969   nil       nil  125,000     nil      nil

                 2005  $ 28,830      nil   nil       nil  300,000     nil  $50,000

Lindsey Nauen: Corporate Secretary

                 2007  $    nil      nil   nil       nil      nil     nil      nil

                 2006  $    nil      nil   nil       nil      nil     nil      nil

                 2005  $  7,950      nil   nil       nil      nil     nil      nil

Craig Roberts: Director

                 2007      $750      nil   nil       nil      nil     nil      nil

Victor Yates: Director

                 2007    $3,055      nil   nil       nil      nil     nil      nil

                 2006      $nil   $8,969   nil       nil  100,000     nil     $nil

                 2005      $nil      nil   nil       nil  300,000     nil  $30,000

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

__________________________________________________________________________________

Stock Options

The Company grants stock options to Directors, Senior Management and employees; refer to ITEM #11, “Stock Options”.

Options/SARs Granted/Exercised During The Most Recently Completed Fiscal Year

During the most recently completed fiscal year, the following incentive stock options were granted to Executive Officers, Directors, employees, and consultants.  No SARs (stock appreciation rights) were granted.  32,500 stock options granted to consultants/employees expired un-exercised.

Table No. 6

Stock Option Grants in Fiscal 2007 Ended 6/30/2007

_______________________________________________________________________________

_______________________________________________________________________________

                          Percentage                 Market Value of Securities

                    Number        of     Exer.               Underlying Options

                        of     Total    Price                           on Date

                   Options   Options      Per      Grant      Exp’r    of Grant

Name               Granted   Granted    Share       Date       Date   Per Share

-------------------------------------------------------------------------------

Craig Roberts (1)  250,000       86%  US$0.55  8/09/2006   8/09/2010    US$0.68

Management Total   250,000       86%

Consultant  (1)     40,000       14%  US$0.38  3/06/2007   3/06/2009    US$0.38

Total              290,000      100%

-------------------------------------------------------------------------------

(1)  25% of the options vest every three months from grant date.

_______________________________________________________________________________

_______________________________________________________________________________

Table No. 7 gives certain information concerning stock option exercises during Fiscal 2007 Ended 6/30/2007 by our Executive Officers and Directors.  It also gives information concerning stock option values.

Table No. 7

Aggregated Stock Options Exercises in Fiscal 2007

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

                                                                   Unexercised

                      Number of                   Number of       In-the Money

                         Shares         Unexercised Options         Options at

                       Acquired           at Fiscal Yearend     Fiscal Yearend

                             on   Value(1)      Exercisable/      Exercisable/

Name                   Exercise  Realized     Unexercisable      Unexercisable

------------------------------------------------------------------------------

Michael Huddy                 0        $0       409,700/nil         $nil/$nil

David Corcoran                0        $0       417,350/nil         $nil/$nil

Victor Yates                  0        $0       392,350/nil         $nil/$nil

Craig Roberts                 0        $0       250,000/nil         $nil/$nil

Lindsay Nauen                 0        $0           nil/nil         $nil/$nil

Employees/Consultants    25,000    $7,250   653,600/ 30,000     $202,616/$nil

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

Change of Control Remuneration

The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2008 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Executive Officer.

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

Pension/Retirement Benefits

No funds were set aside or accrued by the Company during Fiscal 2007 to provide pension, retirement or similar benefits for Directors or Executive Officers.

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

August 31, 2007

______________________________________________________________________________

Title                                              Amount and Nature   Percent

   of                                                  of Beneficial        of

Class    Name/Address of Beneficial Owner                  Ownership   Class #

------------------------------------------------------------------------------

Common   Carl Marks Group (1)                              5,129,471     16.7%

------------------------------------------------------------------------------

Common   Michael Huddy (2)                                 1,639,960      5.5%

Common   David Corcoran (3)                                1,553,035      5.2%

Common   Victor Yates (4)                                    822,122      2.9%

Common   Craig Roberts (5)                                   250,000      0.8%

Common   Lindsey Nauen                                             0      0.0%

Total Directors/Officers                                   3,847,767     13.0%

TOTAL                                                      9,394,588     31.1%

------------------------------------------------------------------------------

(1) 1,253,000 represent currently exercisable warrants.

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

    Excludes 486,434 shares/warrants owned by family members, where he disavows beneficial interest and does not have voting or disposition control.

(4)   392,350 represent currently exercisable stock options.

      822,122 shares/options (above) held indirectly through

              Continental Appraisal Ltd.,

              a private company controlled by Mr. Yates.

        6,115 shares are escrowed and contingently cancelable where release is controlled by Canadian regulatory authorities

    Excludes 751,551 shares/warrants owned by family members, where he disavows beneficial interest and does not have voting or disposition control.

(5)   250,000 represent currently exercisable stock options.

#Based on 29,414,925 shares outstanding as of 8/31/2007 and share purchase warrants and stock options held by each beneficial holder exercisable within sixty days.

______________________________________________________________________________

______________________________________________________________________________

Escrowed Common Shares

On 5/15/1987, the Company issued 296,500 shares of “Principal Escrow” common stock at CDN$0.01 per share.  Effective 11/24/2004, 124,530 of these shares were cancelled and returned to the treasury.  48,922 of these shares are still escrowed and outstanding.  On 8/31/2007, these are held:

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

   5% (1/20 of total Escrow Shares) six Months from the date of TSXV

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

  10% (1/4 of remaining Escrow Shares)  54 months from TSXV Acceptance

  10% (1/3 of remaining Escrow Shares)  60 months from TSXV Acceptance

  10% (1/2 of remaining Escrow Shares)  66 months from TSXV Acceptance

  10% (all remaining Escrow Shares)     72 months from TSXV Acceptance

If the Company becomes a Tier 1 issuer under the policies of the TSXV prior to the expiration of the 72-month release period set out above, the release schedule set out above will be amended to comply with the applicable Tier 1 release schedule, resulting in an accelerated release of any securities remaining in escrow, with such securities being released as if the Company had originally been classified as Tier 1 issuer.  The securities of Tier 1 issuers held under surplus security escrow agreements are released over a three-year period, with 10% of the securities being released on TSX acceptance and 15% being released every six months thereafter.

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

Board Discretion. The Plan provides that, generally, the number of shares subject to each option, the exercise price, the expiry time, the extent to which such option is exercisable, including vesting schedules, and other terms and conditions relating to such options shall be determined by the Board of Directors of the Company or senior officer or employee to which such authority is delegated by the Board from time to time and in accordance with TSX Venture Exchange policies.  The number of option grants, in any twelve-month period, may not result in the issuance to any one optionee which exceed 5% of the outstanding common shares of the Company (unless the Company is a Tier 1 issuer and has obtained the requisite disinterested shareholder approval), or the issuance to a consultant or an employee engaged in investor relations activities which exceed 2% of the outstanding common shares of the Company.  Disinterested shareholder approval will be sought in respect of any material amendment to the Plan.

The names of the Directors/Senior Management/employees/consultants of the Company to whom outstanding stock options have been granted and the number of common shares subject to such options are set forth in Table No. 9, as well as the total number of options outstanding.

Table No. 9

Stock Options Outstanding

August 31, 2007

_____________________________________________________________________________

                            Number of Shares of    US$

                                         Common    Exer.       Grant  Expir’n

Name                                      Stock    Price        Date     Date

-----------------------------------------------------------------------------

David Corcoran                          292,350    $0.65     8/24/04  8/24/09

David Corcoran                          125,000    $0.80    10/06/05 10/06/07

Victor Yates                            292,350    $0.65     8/24/04  8/24/09

Victor Yates                            100,000    $0.80    10/06/05 10/06/07

Michael Huddy                           284,700    $0.65     8/24/04  8/24/09

Michael Huddy                           125,000    $0.80    10/06/05 10/06/07

Craig Roberts (1)                       250,000    $0.55     8/09/06  8/09/10

SubTotal Officers/Directors           1,469,400

Employee/Consultants                    378,500    $0.09     3/05/03  3/05/08

Consultant                               20,000    $0.50     2/23/05  2/23/08

Employee/Consultants                    225,500    $0.65     8/24/04  8/24/09

Employee/Consultants                    120,000    $0.69     3/06/05  7/19/08

Consultant                               50,000    $0.80    10/05/05 10/06/07

Consultant (1)                           40,000    $0.38     3/06/07  3/06/09

Total Officers/Directors/Employees    2,303,400

-----------------------------------------------------------------------------

(1)  25% of the options vest every six months following grant date.

_____________________________________________________________________________

_____________________________________________________________________________

Share Purchase Warrants

Table No. 10 lists warrants outstanding, the date the warrants were issued, the exercise price, and the expiration date of the warrants.  As of 8/31/2007 the Company was aware of one shareholder of its 1,253,000 warrants.  These warrants are non-transferable.

Table No. 10

Warrants Outstanding

August 31, 2007

_____________________________________________________________________________

_____________________________________________________________________________

              Number of    Number of

              Share        Share                                   Expiration

              Purchase     Purchase                                   Date of

Effective     Warrants     Warrants                                     Share

Date of       Originally   Still            Exercise Price           Purchase

Issuance      Issued       Outstanding    Year #1   Year #2          Warrants

-----------------------------------------------------------------------------

 8/19/2004    1,253,000    1,253,000 (1)    $0.92     $0.92         8/20/2008

-----------------------------------------------------------------------------

(1)  Owned by Carl Marks Group

_____________________________________________________________________________

_____________________________________________________________________________

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Corcoran, Administrator/CFO/Director

Mr. Corcoran is compensated for his managerial services to the Company indirectly through Corcoran Enterprises Ltd., a private company controlled by Mr. Corcoran.  During Fiscal 2007/2006, $47,243 and $45,798 were paid/accrued to Corcoran Enterprises Ltd., respectively.

Other than described above, there have been no transactions since 6/30/2006, or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

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

100. XLRB Related Documents:  No Disclosure Necessary

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional accounting services were rendered by Amisano Hanson, Chartered Accountants for Fiscal 2007 and Fiscal 2006.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements incurred in the fiscal years ended 6/30/2007 and 6/30/2006 were $40,490 and $28,717, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements incurred in the fiscal years ended 6/30/2007 and 6/30/2006 were $25,920 and $24,325, respectively.

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

International Barrier Technology Inc. --– SEC File # 000-20412

Registrant

Dated: September 28, 2007   By /s/ Michael Huddy________________________

                            Michael Huddy, President/CEO/Director

Dated: September 28, 2007   By /s/ David Corcoran_______________________

                            David Corcoran, CFO/Director