Form 10QSB
period 2007-09-30
INTERNATIONAL BARRIER TECHNOLOGY INC/
filed 2007-11-14
CIK 890543

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 10, 2010 Estimated average burden hours per response 182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended  September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 10/31/2007:   29,414,925 Common Shares w/o par value

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

September 30, 2007

(Stated in U.S. Dollars)

(Unaudited)

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED BALANCE SHEETS

September 30, 2007 and June 30, 2007

(Stated in U.S. Dollars)

(Unaudited)

	September 30,	June 30,
ASSETS	2007	2007

Current
Cash and term deposits	$ 486,137	$ 557,316
Accounts receivable	267,522	250,931
Inventory	349,805	478,504
Prepaid expenses and deposits	41,816	60,175

	1,145,280	1,346,926
Property, plant and equipment	4,181,019	3,902,257
Patent, trademark and technology rights	607,079	638,683

	$ 5,933,378	$ 5,887,866

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 477,584	$ 434,543
Current portion of obligation under capital leases	67,178	66,892

	544,762	501,435
Long-term debt	499,289	290,211
Obligation under capital leases	446,787	462,330

	1,490,838	1,253,976

STOCKHOLDERS’ EQUITY

Common stock – Note 2
Authorized:
Unlimited common shares without par value
Issued:
29,414,925 common shares (June 30, 2007: 29,414,925 common shares)	15,079,071	15,079,071
Additional paid-in capital	956,115	954,903
Deficit	(11,592,646)	(11,400,084)

	4,442,540	4,633,890

	$ 5,933,378	$ 5,887,866

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended September 30, 2007 and 2006

(Stated in U.S. Dollars)

(Unaudited)

	Three months ended
	September 30,
	2007	2006
Sales	$ 1,249,431	$ 1,984,692
Cost of sales	1,040,407	1,559,046

Gross profit	209,024	425,646

Operating expenses
Amortization – plant and equipment	64,964	57,450
– trademark and technology rights	31,604	31,250
Research and development costs	91,089	119,070

	187,657	207,770

Administrative expenses
Accounting and audit fees	1,935	25,187
Consulting fees	-	1,685
Filing fees	1,503	196
Insurance	35,511	32,208
Interest and bank charges	41	40
Interest on long-term obligations	15,177	7,813
Legal fees	13,688	30,903
Office and miscellaneous	18,672	24,768
Sales, marketing and investor relations	4,350	21,761
Stock-based compensation – Note 2	1,212	38,079
Telephone	2,673	3,332
Transfer agent fees	2,388	1,218
Travel, promotion and trade shows	9,618	18,162
Wages and management fees – Note 3	153,131	139,513

	259,899	344,865

Loss before other items	(238,532)	(126,989)

Other items:
Foreign exchange gain	39,507	-
Other income	6,463	13,983

Net loss for the period	$ (192,562)	$ (113,006)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	29,414,925	29,409,705

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended September 30, 2007 and 2006

(Stated in U.S. Dollars)

(Unaudited)

	Three months ended
	September 30,
	2007	2006

Operating Activities
Net loss for the period	$ (192,562)	$ (113,006)
Changes not involving cash:
Amortization – plant and equipment	64,964	57,450
– trademark and technology rights	31,604	31,250
Stock-based compensation	1,212	38,079
Changes in non-cash working capital balances related to operations:
Accounts receivable	(16,591)	23,570
Inventory	128,699	14,810
Prepaid expenses and deposits	18,359	(488)
Accounts payable and accrued liabilities	43,041	93,685

Cash provided by operations	78,726	145,350

Investing Activity
Acquisition of plant and equipment	(343,726)	(147,273)

Financing Activities
Increase (decrease) in long-term debt	209,078	(9,716)
Decrease in capital lease obligations	(15,257)	(24,196)
Common shares issued for cash, net of share issue costs	-	11,221

Cash provided by (used in) financing activities	193,821	(22,691)

Effect of exchange rate changes on cash	-	6,183

Change in cash during the period	(71,179)	(18,431)

Cash and term deposits, beginning of the period	557,316	897,111

Cash and term deposits, end of the period	$ 486,137	$ 878,680

Supplementary cash flow information:
Cash paid for:
Interest	$ 15,201	$ 7,813

Income taxes	$ 1,500	$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period ended September 30, 2007

(Stated in U.S. Dollars)

(Unaudited)

	Common Stock		Additional
	Issued		Paid-in
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2006	29,389,925	$ 15,059,952	$ 849,120	$ (10,909,061)	$ 5,000,011
Issued for cash pursuant to the exercise of share purchase options – at $0.45	25,000	11,221	-	-	11,221
Amount reclassified from contributed surplus upon exercise of stock options	-	7,898	(7,898)	-	-
Stock-based compensation charges	-	-	113,681	-	113,681
Net loss for the period	-	-	-	(491,023)	(491,023)

Balance, June 30, 2007	29,414,925	15,079,071	954,903	(11,400,084)	4,633,890
Stock-based compensation charges	-	-	1,212	-	1,212
Net loss for the period	-	-	-	(192,562)	(192,562)

Balance, September 30, 2007	29,414,925	$ 15,079,071	$ 956,115	$ (11,592,646)	$ 4,442,540

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Stated in U.S. Dollars)

(Unaudited)

Note 1

Interim Reporting

While the information presented in the accompanying three months to September 30, 2007 financial statements is unaudited, it includes all adjustments which are, in the opinion of management necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2007.

Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ending June 30, 2008.

Note 2

Common Stock

Escrow:

At September 30, 2007, there were 48,922 shares held in escrow by the Company’s transfer agent.  The release of these shares is subject to the direction or determination of the relevant regulatory bodies.

Commitments:

Share Purchase Warrants

At September 30, 2007, there were 1,253,000 share purchase warrants outstanding entitling the holders to purchase one common share for each warrant held at $0.92 per share up to August 20, 2008.

Stock-based Compensation Plan

At September 30 2007, the Company has granted directors, officers and consultants the option to purchase 2,303,400 common shares of the Company.

A summary of the status of the Company’s stock option plan for the three months ended September 30, 2007 is presented below:

International Barrier Technology Inc.

Notes to the Interim Consolidated Financial Statements

September 30, 2007

(Stated in U.S. Dollars)

(Unaudited) – Page 2

Note 2

Common Stock – (cont’d)

Commitments: – (cont’d)

Stock-based Compensation Plan – (cont’d)

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, June 30, 2007	2,453,400	$0.66
Expired	(150,000)	$0.66

Outstanding, September 30, 2007	2,303,400	$0.57

Exercisable, September 30, 2007	1,973,400

The following summarizes information about the stock options outstanding at September 30, 2007:

Number	Exercise Price	Expiry Date

400,000	$0.80	October 6, 2007
20,000	$0.50	February 23, 2008
378,500	$0.09	March 5, 2008
120,000	$0.69	March 6, 2008
40,000	$0.38	March 6, 2009
1,094,900	$0.65	August 24, 2009
250,000	$0.55	August 9, 2010

2,303,400

During the three months ended September 30, 2007, a compensation charge associated with the vesting of stock options in the amount of $1,212 (2006: $38,079) was recognized in the financial statements.

Subsequent to September 30, 2007, 400,000 stock options exercisable at $0.80 per share expired unexercised.

International Barrier Technology Inc.

Notes to the Interim Consolidated Financial Statements

September 30, 2007

(Stated in U.S. Dollars)

(Unaudited) – Page 3

Note 2

Common Stock – (cont’d)

Commitments: – (cont’d)

Stock-based Compensation Plan – (cont’d)

All stock-based compensation charges have been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended
	September 30,
	2007	2006

Expected dividend yield	0.0%	0.0%
Expected volatility	61.41-112.5%	61.41-112.5%
Risk-free interest rate	3.02-4.90%	3.02-4.90%
Expected terms in years	2 years	2 years

The volatility was determined based on the Company’s historical share prices. The expected term of the options granted is derived from management’s estimate of the average exercise period and employee terminations.

Note 3

Related Party Transactions

The Company was charged the following by directors of the Company or private companies with common directors for the three months ended September 30, 2007 and 2006:

	Three months ended
	September 30,
	2007	2006

Wages and management fees	$ 41,947	$ 40,704

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

Sales revenue for the three-month period ending September 30, 2007 was $1,249,431 vs. $1,984,692 for the same time period last year.  Sales revenue (top line) continues to be impacted negatively by sheathing prices, particularly oriented strand board (OSB).  Average OSB prices in the three-month period ending September 30, 2007 were approximately $36 per thousand sq.ft. less than the same period a year ago affecting top line sales revenue by $67,799 versus last year.  Since sheathing prices are generally a “pass through” cost to Barrier (margins are taken on the fire treatment of the sheathing not the sheathing itself) these lower prices also lower the cost of production and thereby do not significantly alter bottom line revenue or gross profits.

Sheathing prices are volume driven.  Relatively low sheathing prices, such as those that have dominated the building materials market to date, are a reflection of lower demand.  The demand for building materials is directly and dramatically impacted by softness in housing starts.  Barrier’s sales into residential roof deck markets are not immune to this demand shift and the cyclical decline in housing starts is the primary reason why volume of sales has not increased as fast as anticipated.

Total sales volume, as measured by surface measure of product shipped for the three-month period ending September 30, 2007, is 1,883,300 sq.ft.  During the same period in the previous year, Barrier shipped 2,691,800 sq.ft., a decline of 808,500 sq.ft.  The source of this loss of sales volume is in the multi-family residential roof deck sector that as a market segment declined from a record shipment quarter of 1,503,500 sq.ft. in 2006 to 332,600 sq.ft. in 2007.  Sales to the commercial modular sector, however, grew at a dramatic pace to 1,550,700 sq.ft. from last year’s total of 1,188,300 sq.ft., helping to offset the decline in sales to residential markets.

Loss of sales into the Florida market contributed the majority of the decline in sales to the multi-family residential roof deck market.  Multi-family residential roof deck sales during this quarter in 2006 represented 56% of total sales volume.  The remainder of shipments were primarily to commercial modular.  Of the 56% of total sales volume to multi-family residential, 64% of that amount was contributed by shipments to Florida, 957,900 sq.ft.  In the quarter ending September 30, 2007, there were no shipments into Florida, a loss of sales volume of nearly 1 million sq.ft.

Two things are clearly represented in Barrier’s loss of shipment volumes into Florida in 2006 and 2007: Florida was benefiting substantially by the vibrant real estate boom of 2006; and, Florida was among the hardest hit states in the residential real estate “correction” being experienced in most parts of the United States.  While there are a variety of projections regarding the timing of an eventual recovery in housing starts in Florida, and the USA in general, there is no doubt that Barrier’s most significant hit in the Florida market has been taken.  Barrier anticipates a slow recovery in Blazeguard sales into the Florida market over the coming months.  While it make take years to achieve the housing start volume Florida experienced in 2006, Barrier has continued to press for increased market share and is confident that sales there will improve in the near term quarters over fiscal first quarter.

Barrier believes that recent success in introducing Blazeguard into other market areas (such as commercial modular), and other emerging geographical locations for multi-family residential sales (such as southern California, the Middle Atlantic states, and in the Mid-west) have served to lower risk by spreading sales over a broader market playing field and making the business less vulnerable to cyclicality in any one region or product application.  The broadening of the markets served will help Barrier withstand periodic cyclicality in one market by focusing efforts and providing sales opportunities to others.

As the US building industry continues its recovery throughout the remainder of calendar year 2007 and 2008, and as housing starts continue their climb back to levels reflecting the underlying need for new homes, Barrier anticipates dramatic recovery in the growth rate of Blazeguard sales volume.  Barrier continues its press to add builders, one by one.  During “slow times”, Barrier, and the existing Blazeguard distribution network, has found builders eager to learn about how Blazeguard can improve the value of their homes.  Barrier’s aggressive positioning during this time period has created future opportunity and set the stage for strong growth as the housing market improves.

Gross profit for the quarter ending September 30, 2007 was $209,024 from a total of $425,646 in the previous year.   Gross margin, as a percentage of sales revenue declined slightly year-to-date from 21% to 17%.  Gross margin was impacted negatively by some start-up activities conducted on the new production line during this quarter.  As of September 30, 2007 most of capital improvements and refinements had been completed on the new line and Barrier had again begun to conduct production trials and runs with the technological improvements in place.  Gross margins are expected to improve as soon as Q2, as a larger percentage of product is expected to be run on the new line.

Total sales revenue was impacted by historically low sheathing (plywood and Oriented Strand Board) prices.  Sheathing costs are basically a “pass through” commodity item for Blazeguard sales.  Cyclicality in sheathing costs are expected and do not materially effect bottom line profits, but a downward trend in sheathing will have a direct impact on total sales revenue.

Cost of goods sold in the three-month period ending September 30, 2007 decreased to $1,040,407 from $1,559,046.  In addition, the year-to-date average costs per sq.ft. of production decreased from $0.58 to $0.55.  The decrease is related to capturing improved labor and manufacturing efficiencies.

Efficiencies improved as labor became more experienced with the new system.  Also, “temporary” labor was eliminated as the full-time, permanent labor became more efficient.  While the number of required workers on the new line is similar to the old line, the designed production capacity of the new line is more than twice that of the old line.  Barrier anticipates continued significant improvements in the average cost of both labor and materials as the new, highly automated production line continues to provide a higher percentage of product shipped.

Operating expenses were lower year to date this year at $187,657 in comparison to last year at $207,770.  R&D expenses that were incurred as new market applications continue to be explored and developed were $91,089 for the three months ending September 30, 2007.

Amortization on plant and equipment increased year to date from $57,450 in 2006 to $64,964 in 2007.  The increase reflects scheduled depreciation of the new manufacturing line equipment as it is now producing substantial volumes.  The amortization of the world-wide Pyrotite technology (including patents, technical know-how, and trademarks) began when Barrier purchased it in 2004 and will continue at existing rates until it is fully depreciated (eight years). Neither of these items have an impact on the cash position of the company.

Administrative expenses in the reported three-month period decreased from $344,865 to $259,891.  The administrative costs per sq. ft. increased slightly to $0.14 from $0.13 over the same period last year.  As volumes continue to increase, a reduction in the average cost of administrative expense per sq.ft. produced is expected.  Barrier expects the reduction in the average cost of administration to have a significant impact on bottom line performance in future reporting periods.

Barrier is required to report a line item entitled “stock-based compensation”.  This figure is an estimate of the value of stock options awarded to management and key personnel as a portion of their total compensation package.  The Company uses the Black-Scholes formula to calculate the fair value of the stock options.  While this reporting is a requirement, and a true reflection of value the company is granting to key personnel, it is a “non-cash” item that doesn’t affect current operating cash flows.  Stock-based compensation for the three-month period ending September 30, 2007 was $1,212, a decrease from $38,079 during the same period the previous year.

Accounting and Audit Fees are substantially lower in the quarter ending September 30, 2007 vs. the same time period last year ($1,935 vs. $25,187).

Year to date insurance costs have increased slightly to $35,511 in comparison to $32,208 the previous year.  The increase is due substantially to the increase in sales volumes that have led to additional coverage requirements. This increase in the quarterly amount is attributed to renewal fees.

Interest on Long Term Debt has increased from $7,813 to $15,177 for the reporting period.  This increase is a result of utilizing an operating line of credit that has enabled Barrier to grow inventory levels to anticipate customer needs and to provide interim funding for short-term capital requirements.  While Barrier considers the use of this line of credit to be short term in nature, the debt is presented as long term and the corresponding interest is recorded similarly because the term negotiated on the debt facility was for two years, which matures July 1, 2009.  As of September 30, 2007 the amount owing on the operating line of credit was $499,289. The amount of funds available on this line, for both capital improvements and operating capital is 1 million dollars.

Travel, promotion, and trade show expenses are lower for the three-month period ($9,618 vs. $18,162).  This is expected to grow in the coming quarters with the development of the southern California territory.  Three- month wages and management fees increased to $153,131 over last year reported at $139,513.  This includes the addition of Jane Waletzko, Administrative Specialist, who began employment in September of last year.  In addition, it reflects typical annual renewal increases in health insurance.

Legal fees declined to 13,688 for the three-month period ending September 30, 2007. For the same period ending in 2006, legal fees were $30,903.  Legal fees were primarily due to patent and trademark registration activities for New Zealand and Australia.  Barrier believes protecting its technology and trademarks is the first step in positioning itself to develop strategic partners and potential technology licensees.

Sales, marketing, and investor relations’ expenses are substantially lower for the quarter ending September 30, 2007 ($4,350 vs. $21,761), in comparison to the prior year.  Barrier will continue to expand upon its shareholder and customer communication programs to ensure the public is informed about business development and emerging opportunities.

Other items include income not directly related to business operations. Other items reported herein include $6,463 in interest income and a gain of $39,508 in foreign exchange.

Net income (loss)

A net loss of ($192,562) is being reported for the quarter ending September 30, 2007, whereas in the same period in 2006, a net loss of ($113,006) was reported.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the eight most recently completed quarters:

	Sept 30 2007	Jun 30 2007	Mar 31 2007	Dec 31 2006	Sept 30 2006	June 30 2006	Mar 31 2006	Dec 31 2005

Volume shipped (MSF)	1,883.3	2,273.0	1,642.8	2,251.8	2,691.8	2,267.0	2,155.4	1,820.2
Total Revenues (000$)	1,249.4	1.434	1.068	1.643	1.985	1.826	1.825	1.611
Operating Income	(238.5)	(43.6)	(204.4)	(180.6)	(127.0)	(150.3)	1.7	(187.5)
Net income (loss)	(192.6)	11.5	(190.8)	(204.9)	(106.8)	(144.5)	60.9	(183.9)
Per Share	(0.00)	(0.00)	(0.01)	(0.01)	(0.00)	(0.00)	(0.00)	(0.01)

Selected Annual Information.  The following financial data is for the three most recent years ended June 30th:

	2007	2006	2005
Total Revenue (000)	$6,130.0	$6,604.4	$4,376.5
Net income (loss)(000)	($491.0)	(211.7)	(981.9)
Per share	($0.02)	(0.01)	(0.04)
Per share, fully diluted	($0.02)	(0.01)	(0.04)
Total assets (000)	$5,887.9	6,172.2	4,792.4
Total long-term financial liabilities (000)	$819.4	630.0	637.6
Cash dividends declared per share	Nil	Nil	Nil

New product and market development

Barrier continues to invest time and financial resources in an effort to accelerate long and near term growth.   While these expenditures take away from near term profits, research and development of new products and applications as well as market development for existing products and applications are crucial to the attainment of strategic objectives and business alliances.  Barrier intends to grow the business to levels far beyond those currently attained and new initiatives in products and markets are necessary if these long-term goals are to be achieved.  Ongoing initiatives continue to provide opportunities for sales expansion and growth.

Barrier, in collaboration with MuleHide Products, is endeavoring to successfully introduce both Class A and C rated roof assemblies in commercial modular roof decks for buildings destined for military use on domestic military bases.  The US military is developing additional barrack residences and maintenance buildings utilizing modular structures.  Barrier and MuleHide Products believe that this is a viable niche market for the Blazeguard panel Barrier private labels as MuleHide FR Panel.

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

Barrier improved certain elements of the old production line in the current quarter in an effort to produce structural insulative panels (SIPs) with a more consistent surface appearance.  SIPs were a significant business for Blazeguard from 1996–1999.  Variability in the surface appearance of the coating, however, created repeatable issues and complaints when the panels were used as an exposed interior wall surface, especially in residential applications.  The improvements completed will help to improve the consistency of Blazeguard panels used in SIPs and make them more appealing and marketable to SIPs customers.

Barrier has completed the development of marketing materials intended to help introduce two new products currently being sold through existing distribution channels: Blazeguard®.  Fire Retardant Paint and Mycoguard™ mold/mildew resistant paint. The fire rated paint now allows Barrier to satisfy a need for a product that can be applied “in the field” rather than only “in a factory”.  Additionally, the demand for mold/mildew remedial and preventative coatings is growing substantially. Barrier now has a product that can be used in this market. Barrier intends to allow our distribution network to conduct the majority of the marketing and sales work required initially.  As the market for these products develops, and a better assessment of their overall opportunity is made, Barrier may choose to put more emphasis on them by adding additional sales representation dedicated to their sale.  For the time being, however, Barrier will rely on our distribution partners and willing independent sales representative to perform the majority of the market development work.

Global licensing opportunities

With the ownership of the world technology rights, Barrier is in a position to develop licensing arrangements wherever in the world that opportunity surfaces.  When interested parties inquire regarding licensing, Barrier responds with an information packet and begins an assessment of appropriateness of fit with our technology.  Barrier believes that expansion of production capacity to meet the increased demand for Blazeguard in particular geographies or in particular market applications may be best served by cooperating with a partner company in the targeted industry when a new production facility is built.  Barrier is exploring both joint venture and licensing scenarios as plans for future growth are discussed.

Any licensing agreements will be designed to protect the technology, prohibit competition, and provide for royalties to be paid to Barrier on an ongoing basis.

Product and technology licensing scenarios are being developed within Barrier and management is confident that licensing relationships or relationships leading to licensing contracts will be in existence in the near future.

Financial position & financings

Barrier ended the period with a working capital surplus of $600,518.

The Company generated positive operating cash flow for the three months ended September 30, 2007 of $78,726.  The company expects to fund short-term cash needs out of current operations and supplement other short-term needs with the operating line of credit that is secured by current working capital.  The Company does not expect any additional long-term capital needs as they recently expanded the operations with a more efficient automated process that is projected to fulfill future growth needs.  The new automation was funded largely by a private placement coupled with operating cash flows.  Currently, the company is building inventory in anticipation of future needs to better service their customers and to aid in the implementation of strategic operating line modifications.

Related Party Transactions

During the three months ended September 30, 2007 the Company incurred wages and management fees of $41,948 with directors of the Company and companies with common directors.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of September 30, 2007: 29,414,925 common shares at $15,079,071

Issued as of November 13, 2007:  29,414,925 common shares at $15,079,071

Options outstanding:

The following summarizes information about the stock options outstanding at September 30, 2007 reflected in US dollar currency:

	Exercise	Expiry
Number	Price	Date
400,000	$0.80	October 6, 2007
20,000	$0.50	February 23, 2008
378,500 120,000	$0.09 $0.69	March 5, 2008 March 6, 2008
40,000	$0.38	March 6, 2009
1,094,900	$0.65	August 24, 2009
250,000	$0.55	August 9, 2010
2,303,400

Critical Accounting Estimates

Stock-based Compensation Charge and Expense.  As described in Note 3 to the audited annual financial statements dated June 30, 2006, the Company records stock-based compensation expense in respect to the fair market value on newly issued stock options.  This fair market value of the stock options is estimated at the date the stock options are granted using the Black-Scholes option-pricing model.  The related stock-based compensation expense is recognized over the period in which the options vest.  In addition, this is a non-cash compensation charge and the cash flow effects are realized only at the time of exercise.

Internal Control and Financial Reporting Procedures.  The board of directors evaluates and maintains internal control procedures and financial reporting procedures to ensure the safeguarding of Barrier’s assets as well as to ensure full, true, accurate and timely disclosure of Barrier’s financial position for the quarterly period ended September 30, 2007, which would materially affect the accuracy of this financial report.  There has been no change in internal control procedures in the three-month period ending September 30, 2007.

Other Matters

As at September 30, 2007, the Company does not have any off-balance sheet arrangements to report.

ITEM 3.  CONTROLS AND PROCEDURES

At the end of first fiscal quarter ended 9/30/2007 (the “Evaluation Date”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act).  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, concluded that the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s Fiscal Year Ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 3A(T).  CONTROLS AND PROCEDURES

             Not Applicable

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

         a.  No Disclosure Necessary

         b.  No Disclosure Necessary.

         c.  No Disclosure Necessary.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No Disclosure Necessary.

ITEM 5.  OTHER INFORMATION

         A.  Reports on Form 8-K:

1.  Effective September 24, 2007, the Company filed a Current Report on Form 8-K with the US Securities and Exchange Commission under Reg FD relating to a press release.  International Barrier Technology Inc. (“Barrier”) (IBTGF = OTCBB; IBH = TSXV), a manufacturer of proprietary fire-resistant building materials, reports monthly shipments of 569,100 sq ft and total sales revenue of $388,929 for the month ending August 31, 2007. In the same period the previous year, Barrier shipped a then record amount of 885,100 sq ft, a record shipment month exceeded only by the current record month of September 2006. Sales revenue in August 2006 was also a record at that time at $640,603.  Further details are available in the Company’s press release dated 9/18/2007.

2.  Effective September 5, 2007, the Company filed a Current Report on Form 8-K with the US Securities and Exchange Commission under Reg FD relating to a press release.   On August 30, 2007, International Barrier Technology Inc. (“Barrier”), a manufacturer of proprietary fire-resistant building materials, announced the addition of two sales representatives that will focus on market development of Blazeguard Fire-Rated Sheathing in two targeted regions.  Wayne Crutchfield has joined the Barrier team and will be responsible for developing the Blazeguard market in Southern California.  Wayne has spent many years in the construction industry working for a major distributor in Southern California.  He has built key relationships with architects, other distributors, and builders throughout the territory.  With the State of California’s recent adoption of the International Building Code, all new multi-family construction will be required to meet the fire-resistant building codes that Blazeguard is designed for.  Jim Dukart has joined Barrier as a Sales Representative in the Midwest region.  He is taking on the responsibility of continuing growth in the upper Midwest, but also to expand the territory to include the Chicago and Kansas City regions.  Jim has many years of experience in the sales industry and product development.  In his most recent endeavour as Vice-President of Sales and Marketing for Sea-Legs, he grew sales of a start-up product by 1,900 percent in two years.  Further details are available in the Company’s press release dated 8/30/2007.

2.  Effective August 22, 2007, the Company filed a Current Report on Form 8-K with the US Securities and Exchange Commission under Reg FD relating to a press release.  International Barrier Technology Inc. (“Barrier”) (IBTGF = OTCBB; IBH = TSXV), a manufacturer of proprietary fire-resistant building materials, reports growth of 65% in Blazeguard shipments and sales revenues into the Commercial Modular Sector for the month of July.  Barrier’s July shipments of Blazeguard to commercial modular construction grew to 488,900 sq. ft., from 296,200 sq. ft., year to year.  Total shipments, for the month of July, however, fell 14.9% to 618,100 sq. ft., due to continued softness in the residential construction markets that have been a traditionally strong market for Blazeguard sales.  Total revenues generated for the month were $417,561.  Further details are available in the Company’s press release dated 8/16/2007.

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

International Barrier Technology Inc. -– SEC File No. 000-20412

Registrant

Date: November 14, 2007         /s/ Michael Huddy

                                Michael Huddy, President/CEO/Director

Date: November 14, 2007         /s/ David Corcoran

                                David Corcoran, CFO/Director