Form 10QSB
period 2007-12-31
INTERNATIONAL BARRIER TECHNOLOGY INC/
filed 2008-02-12
CIK 890543

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 10, 2010 Estimated average burden hours per response 182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended  December 31, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 1/31/2008:     29,414,925 Common Shares w/o par value

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

December 31, 2007

(Stated in US Dollars)

(Unaudited)

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED BALANCE SHEETS

December 31, 2007 and June 30, 2007

(Stated in US Dollars)

	December 31,	June 30,
ASSETS	2007	2007

Current
Cash and cash equivalents	$ 485,954	$ 557,316
Accounts receivable	171,608	250,931
Inventory	396,366	478,504
Prepaid expenses and deposits	52,255	60,175

	1,106,183	1,346,926
Property, plant and equipment	4,283,518	3,902,257
Patent, trademark and technology rights	575,711	638,683

	$ 5,965,412	$ 5,887,866

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 3	$ 585,153	$ 434,543
Current portion of obligation under capital leases	65,274	66,892

	650,427	501,435
Long-term debt	699,211	290,211
Obligation under capital leases	430,978	462,330

	1,780,616	1,253,976

STOCKHOLDERS’ EQUITY

Common stock – Note 2
Authorized:
Unlimited common shares without par value
Issued:
29,414,925 common shares (June 30, 2007: 29,414,925 common shares)	15,079,071	15,079,071
Additional paid-in capital	956,804	954,903
Deficit	(11,851,079)	(11,400,084)

	4,184,796	4,633,890

	$ 5,965,412	$ 5,887,866

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended December 31, 2007 and 2006

(Stated in US Dollars)

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006

Sales	$ 1,065,096	$ 1,643,081	$ 2,314,527	$ 3,627,773
Cost of sales	913,775	1,316,401	1,954,182	2,875,447

Gross profit	151,321	326,680	360,345	752,326

Research and development	26,120	21,868	117,209	140,938
Amortization – plant and equipment	66,075	76,879	131,039	134,329
– patent, trademark and technology costs	31,368	31,250	62,972	62,500

	123,563	129,997	311,220	337,767

Administrative expenses
Accounting and audit fees	20,403	28,452	22,338	53,639
Consulting fees	2,500	759	2,500	2,444
Filing fees	14,020	11,115	15,523	11,311
Insurance	32,340	22,827	67,851	55,035
Interest and bank charges	7	70	48	110
Interest on long-term debt	19,826	18,344	35,003	26,157
Legal fees	9,698	40,952	23,386	71,855
Office and miscellaneous	15,943	16,373	34,615	41,141
Sales, marketing, and investor relations	8,546	36,066	12,896	57,827
Stock-based compensation – Note 2	689	27,093	1,901	65,172
Telephone	3,361	2,889	6,034	6,221
Transfer agent fees	9,228	5,854	11,616	7,072
Travel, promotion and trade shows	12,393	12,272	22,011	30,434
Wages and management fees – Note 3	149,741	154,267	302,872	293,780

	298,695	377,333	558,594	722,198

Loss before other items	(270,937)	(180,650)	(509,469)	(307,639)

…/cont’d

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

Continued

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended December 31, 2007 and 2006

(Stated in US Dollars)

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006

Loss before other items	(270,937)	(180,650)	(509,469)	(307,639)

Other items:
Foreign exchange gain (loss)	5,660	(33,944)	45,167	(27,761)
Other income	6,843	9,627	13,307	23,610

	12,503	(24,317)	58,474	(4,151)

Net loss for the period	$ (258,434)	$ (204,967)	$ (450,995)	$ (311,790)

Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.01)

Weighted average number of shares outstanding	29,414,925	29,414,925	29,414,925	29,412,208

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended December 31, 2007 and 2006

(Stated in US Dollars)

(Unaudited)

	Six months ended
	December 31,
	2007	2006

Operating Activities
Net loss for the period	$ (450,995)	$ (311,790)
Changes not involving cash:
Amortization – plant and equipment	131,039	134,329
– patents, trademark and technology costs	62,972	62,500
Stock-based compensation	1,901	65,172
Changes in non-cash working capital balances:
Accounts receivable	79,323	221,678
Prepaid expenses and deposits	7,920	29,215
Inventory	82,138	(34,326)
Accounts payable and accrued liabilities	150,610	(160,407)

Cash provided by operations	64,908	6,371

Investing Activity
Acquisition of plant and equipment	(512,300)	(255,527)

Financing Activities
Increase (decrease) in long-term debt	409,000	(22,750)
Decrease in capital lease obligations	(32,970)	(41,213)
Common shares issued for cash, net of share issue costs	-	11,221

Cash provided by (used in) financing activities	376,030	(52,742)

Decrease in cash during the period	(71,362)	(301,898)

Cash and cash equivalents, beginning of the period	557,316	897,111

Cash and cash equivalents, end of the period	$ 485,954	$ 595,213

Supplementary cash flow information:
Cash paid for:
Interest	$ 32,902	$ 26,157

Income taxes	$ 1,250	$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period ended December 31, 2007

(Stated in US Dollars)

(Unaudited)

	Common Stock		Additional
	Issued		Paid-in
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2006	29,389,925	$ 15,059,952	$ 849,120	$ (10,909,061)	$ 5,000,011
Issued for cash pursuant to the exercise of share purchase options - at $0.45	25,000	11,221	-	-	11,221
Amount reclassified from contributed surplus upon exercise of stock options	-	7,898	(7,898)	-	-
Stock-based compensation charges	-	-	113,681	-	113,681
Net income for the period	-	-	-	(491,023)	(491,023)

Balance, June 30, 2007	29,414,925	15,079,071	954,903	(11,400,084)	4,633,890
Stock-based compensation charges	-	-	1,901	-	1,901
Net income for the period	-	-	-	(450,995)	(450,995)

Balance, December 31, 2007	29,414,925	$ 15,079,071	$ 956,804	$ (11,851,079)	$ 4,184,796

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

While the information presented in the accompanying six months to December 31, 2007 financial statements is unaudited, it includes all adjustments which are, in the opinion of management necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2007.

Operating results for the six months ended December 31, 2007 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2008.

Note 2

Share Capital – Note 4

Escrow:

At December 31, 2007, there are 48,922 shares are held in escrow by the Company’s transfer agent.

Commitments:

Share Purchase Warrants

A summary of the status of the Company’s share purchase warrants outstanding for the six months ended December 31, 2007 is presented below:

		Exercise
	Number	Price	Expiry Date

Balance, June 30, 2007	1,253,000	$0.92	August 20, 2008
Cancelled	(1,253,000)

Balance, December 31, 2007	-

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2007 and 2006

(Stated in US Dollars) – Page 2

Note 2

Share Capital – Note 4 – (cont’d)

Commitments: – (cont’d)

Stock-based Compensation Plan

At December 31, 2007, the Company has granted directors, officers and consultants the option to purchase 1,903,400 common shares of the Company.

A summary of the status of company’s stock option plan for the six months ended December 31, 2007 is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, June 30, 2007	2,453,400	$0.66
Expired	(550,000)	$0.76

Outstanding, December 31, 2007	1,903,400	$0.52

Exercisable, December 31, 2007	1,868,400

The following summarizes information about the stock options outstanding at December 31, 2007:

	Exercise
Number	Price	Expiry Date

20,000	$0.50	February 23, 2008
378,500	$0.09	March 5, 2008
120,000	$0.69	March 6, 2008
40,000	$0.38	March 6, 2009
1,094,900	$0.65	August 24, 2009
250,000	$0.55	August 9, 2010

1,903,400

At December 31, 2007, the weighted average contractual life of the outstanding share purchase options is 1.38 years.

During the six months ended December 31, 2007, a compensation charge associated with the grant of stock options in the amount of $1,901 (2006: $65,172) was recognized in the financial statements.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2007 and 2006

(Stated in US Dollars) – Page 3

Note 2

Share Capital – Note 4 – (cont’d)

Commitments: – (cont’d)

Stock-based Compensation Plan – (cont’d)

All stock-based compensation charges have been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

	Six months ended
	December 31,
	2007	2006

Expected dividend yield	0.0%	0.0%
Expected volatility	61.41%-112.5%	70.48%
Risk-free interest rate	3.02%-4.90%	4.50%
Expected terms in years	2 years	2 years

The volatility was determined based on the Company’s historical share prices.  The expected term of the options granted is derived from management’s estimate of the average exercise period and employee terminations.

Note 3

Related Party Transactions

The Company was charged the following by directors of the Company or private companies with common directors during the three and six months ended December 31, 2007 and 2006:

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006

Wages and management fees	$ 52,651	$ 44,960	$ 94,599	$ 84,164

Included in accounts payable and accrued liabilities is an amount of $3,082 (June 30, 2007: $3,727) owed to a director of the Company.

Note 4

Subsequent Event

Subsequent to December 31, 2007, the Company granted 740,000 stock purchase options entitling the holders thereof the right to purchase one common share for each option held at $0.45 per share up to January 10, 2010.  Included in this stock purchase option grant are 450,000 options which vest immediately and the remaining 290,000 options which vest over a 24 month period.

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

Sales revenue for the three-month period ending December 31, 2007 was $1,065,096 vs. $1,643,081 for the same time period last year.  Year-to-date sales are $2,314,527 vs. $3,627,773.

Sheathing prices are volume driven.  The demand for building materials is directly and dramatically impacted by softness in housing starts.  Overall, sheathing and building material prices continue to be at record lows, which is a reflection of lower demand.  Barrier’s sales into residential roof deck markets are not immune to this demand shift and the cyclical decline in housing starts is the primary reason why volume of sales has decreased year to year.

Total sales volume, as measured by surface measure of product shipped for the three-month period ending December 31, 2007, was 1,555,200 sq.ft.  During the same period in the previous year, Barrier shipped 2,251,800 sq.ft., a decline of 696,600 sq.ft.  The source of this loss of sales volume was in the multi-family residential roof deck sector; which, as a market segment, declined from 1,325,800 sq.ft in 2006 to 263,900 sq.ft. in 2007.  Sales to the commercial modular sector, however, grew by 37% to 1,263,800 sq.ft. from last year’s quarterly total of 924,400 sq.ft., helping to offset the decline in sales to residential markets.  The remainder of the quarterly sales volume was shipped into the SIPs (structurally insulated panel) market.  Sales for the six months ending December 31, 2007 (fiscal year to date) are 3,438,500 sq.ft. vs. 4,943,700 sq.ft. for the same period in 2006: a decline of 1,505,200 sq.ft.  Of the total shipped volume, 2,814,500 sq.ft. was to commercial modular, 578,600 sq.ft. was to residential roof deck, and 45,400 sq.ft. was to SIPs.

Loss of sales into the Florida geography contributed significantly to the decline in sales to the multi-family residential roof deck market year to year.  During this period in the previous fiscal year, Florida accounted for 67 percent of multi-family residential sales: which in 2006 were 59 percent of total sales.  Year to date, the Florida market is down by 1,750,500 sq.ft. (more than the 1,505,200 sq.ft. overall sales are off so far in 2007).  Interest and inquiries regarding sales into the Florida market did begin to rebound in the quarter ending December 31, 2007 and Barrier anticipates that succeeding quarters may begin to show some small, but slow, recovery in sales volume shipped there for the multi-family residential market.

Multi-family residential sales to other geographic areas have been impacted by the slow down in home building as well, although no to the extent that Florida has been impacted.  In the mid-Atlantic geography sales for the six-month period ending December 31, 2007 were 317,200 sq.ft., a decline of 38,300 sq.ft. from the same period in the previous year (355,500 sq.ft.).  In the upper mid-west region six-month sales were consistent year-to-year (152,900 sq.ft. in 2007 vs. 153,600 sq.ft. in 2006).  During this period, Barrier has been actively marketing Blazeguard to the multi-family residential roof deck market in Southern California in response to the acceptance of their new building code.  Barrier’s wholesale building products distributor has invested in Blazeguard inventory and expects to see sales to builders and lumber dealers in the coming months.

Barrier believes that recent success in introducing Blazeguard into other market applications (such as commercial modular), and other emerging geographical locations for multi-family residential, have served to lower risk by spreading sales over a broader market playing field and making the business less vulnerable to cyclicality in any one region or product application.  The broadening of the markets served will help Barrier withstand periodic cyclicality in one market by focusing efforts and providing sales opportunities to others.

As the US building industry continues its recovery throughout 2008, and as housing starts continue their climb back to levels reflecting the underlying need for new homes, Barrier anticipates a significant recovery in the growth rate of Blazeguard sales volume.  Barrier continues its press to add builders, one by one.  During “slow times”, Barrier, and the existing Blazeguard distribution network, has found builders eager to learn about how Blazeguard can improve the value of their homes.  Barrier’s aggressive positioning during this time period has created future opportunity and set the stage for strong growth as the housing market improves.

Gross profit for the quarter ending December 31, 2007 was $151,321 and $360,345 for the six month period ($326,680 and $752,326 respectively in 2006).   Gross margin, as a percentage of sales revenue declined year-to-date from 21% to 15.6%.  Gross margin was impacted negatively by the final start-up activities conducted on the new production line (which began producing on a consistent basis in October, 2007) and the reduction in consistent production volumes due to a slower sales volume during the quarter.  Gross margins are expected to improve as soon in Q3, as sales continue to increase and a larger percentage of production is run on the new line.

Cost of sales in the three and six month periods ending December 31, 2007 decreased to $913,775 and $1,954,182 from $1,316,401 and $2,875,447 in the previous year.  In addition, the year to date average costs per sq.ft. of production decreased slightly from $.58 to $.57.  The decrease is related to capturing improved labor and manufacturing efficiencies and we anticipate this number will continue to decline over the next few quarters.

Efficiencies improved as labor became more experienced with the new system.  Also, “temporary” labor was eliminated as the full-time, permanent labor became more efficient and able to keep up with volumes sold.  While the number of required workers on the new line is similar to the old line, the designed production capacity of the new line is more than twice that of the old line.  Barrier anticipates continued significant improvements in the average cost of both labor and materials as the new, highly automated production line continues to provide a higher percentage of product shipped.

Operating expenses were slightly lower this quarter at $123,563 in comparison to last year at $129,997.  Year-to-date expenses were $311,220 vs. $337,767 in 2006.  R&D expenses which were incurred as new market applications continue to be explored and developed were $26,120 and $117,209 for the three and six months ending December 31, 2007.

Amortization on plant and equipment decreased slightly for the quarter and year to date from $76,879 and $134,329 in 2006 to $66,075 and $131,039 in 2007.  The expense reflects scheduled depreciation of the new manufacturing line equipment as it is producing substantial volumes.  The amortization of the world-wide Pyrotite technology (including patents, technical know-how, and trademarks) began when Barrier purchased it in 2004 and will continue at existing rates until it is fully depreciated (eight years).  Neither of these items have an impact on the cash position of the company.

Administrative expenses in the reported three and six-month period decreased substantially from $377,333 and 722,198, respectively to $298,695 and $558,594.  The administrative costs per sq. ft. increased slightly year to date to $0.16 from $0.15 over the same period last year.  As volumes continue to increase, a reduction in the average cost of administrative expense per sq.ft. produced is expected.  Barrier expects the reduction in the average cost of administration to have a significant impact on bottom line performance in future reporting periods.

Barrier is required to report a line item entitled “stock-based compensation”.  This figure is an estimate of the value of stock options awarded to management and key personnel as a portion of their total compensation package (see section: Critical Accounting Estimates below).  The company uses the Black-Scholes formula to calculate the fair value of the stock options.  While this reporting is a requirement, and a true reflection of value the company is granting to key personnel, it is a “non-cash” item that doesn’t affect current operating cash flows.  Stock-based compensation for the three and six month period ending December 31, 2007 was $689 and $1,901, a decrease from $27,093 and $65,172 during the same period the previous year.

Accounting and Audit Fees are lower in the quarter ending December 31, 2007 vs. the same time period last year ($20,403 vs. $28,452) and substantially lower year to date ($22,338 vs. $53,639).

Year-to-date insurance costs increased slightly to $32,340 for three months and $67,851 for six months in comparison to $22,827 and $55,035 the previous year.  The increase was due to increases in premiums and renewal fees.

Interest on long-term debt increased slightly from $18,344 to $19,826 for the reporting period (from $26,157 to $35,003 year-to-date).  This increase is a result of utilizing an operating line of credit that has enabled Barrier to grow inventory levels to anticipate customer needs and to provide interim funding for short term capital requirements.  While Barrier considers the use of this line of credit to be short term in nature, the debt is presented as long term and the corresponding interest is recorded similarly because the term negotiated on the debt facility was for two years, which matures July 1, 2009.  As of December 31, 2007 the amount owing on the operating line of credit was $699,211.  The amount of funds available on this line, for both capital improvements and operating capital is $1 million.

Travel, promotion, and trade show expenses are similar for the three-month period ($12,393 and $12,272) and lower for the six-month period ending December 31, 2007 ($22,011 vs. $30,434).  This is expected to grow in the coming quarters with the development of the southern California and Texas territories.

Wages and management fees for the three months decreased to $149,741 over last year reported at $154,267.  The year-to-date total of $302,872 is slightly higher than $293,780 year-to-date in 2006.  This includes the addition of Jane Waletzko, Administrative Specialist, who began employment in September of last year.  In addition, it reflects typical annual renewal increases in health insurance.

Legal fees declined significantly to 9,698 for the three month period and $23,386 for the six month ending December 31, 2007.  For the same period ending in 2006, legal fees were $40,952 and $71,855, respectively. Legal fees were primarily due to patent and trademark registration activities for New Zealand and Australia.  Barrier believes protecting its technology and trademarks is the first step in positioning itself to develop strategic partners and potential technology licensees.

Sales, marketing, and investor relations expenses are considerably lower for both the quarter and year-to-date ending December 31, 2007 ($8,546 and $12,896 vs. $36,066 and $57,827), in comparison to the prior year.  Barrier will continue to expand upon its shareholder and customer communication programs to ensure the public is informed about business development and emerging opportunities.

Other items include income not directly related to business operations. Other items reported herein include $6,843 in interest income and a gain of $5,660 in foreign exchange.  Year-to-date, the interest income is $13,307 and the foreign exchange gain is $45,167.

Net income (loss).  A net loss of $258,434 is being reported for the quarter ending December 31, 2007, whereas in the same period in 2006, a net loss of $204,967 was reported.  For the six months ending December 31, 2007, the net loss is $450,995 vs. $311,790 in the prior year.   Barrier will continue its efforts to cut costs wherever it can to help offset the decline in sales volume during this slow period in residential construction.  Keeping a vigilant handle on costs will help keep operational losses as low as possible and enable recovery to occur sooner and at lower volumes than previously possible.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the eight most recently completed quarters:

	Dec 31 2007	Sept 30 2007	Jun 30 2007	Mar 31 2007	Dec 31 2006	Sept 30 2006	June 30 2006	Mar 31 2006
Volume shipped (MSF)	1,555.2	1,883.3	2,273.0	1,642.8	2,251.8	2,691.8	2,267.0	2,155.4
Total Revenues (000$)	1,065.1	1,249.4	1.434	1.068	1.643	1.985	1.826	1.825
Operating Income	(270.9)	(238.5)	(43.6)	(204.4)	(180.6)	(127.0)	(150.3)	1.7
Net income (loss)	(258.4)	(192.6)	11.5	(190.8)	(204.9)	(106.8)	(144.5)	60.9
Per Share	(0.01)	(0.00)	(0.00)	(0.01)	(0.01)	(0.00)	(0.00)	(0.00)

Selected Annual Information

The following financial data is for the three most recent years ended June 30:	2007	2006	2005
Total Revenue	$6,130.0	$6,604.4	$4,376.5
Net income (loss)	(491.0)	(211.7)	(981.9)
Per share	(0.02)	(0.01)	(0.04)
Per share, fully diluted	(0.02)	(0.01)	(0.04)
Total assets	5,887.9	6,172.2	4,792.4
Total long-term financial liabilities	819.4	630.0	637.6
Cash dividends declared per share	Nil	Nil	Nil

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

During this quarter, MuleHide and Barrier announced a newly developed Class A rated system, with UL certification and listing, that does not required blocking or taping of panel joints as previous systems involving the FR panel had.  A significant contribution to this system is a roof covering membrane MuleHide has now sourced that previously had not been actively marketed into the commercial modular business segment.  Both Barrier and MuleHide are excited by the opportunities this new system will have on both military and classroom applications.

Barrier is continuing a strategic initiative to certify and “list” additional fire rated wall assembly applications. Billions of sq. ft. of fire rated walls are constructed in the United States each year.  Any of those applications that also require a rated “strength” component in the specification for the wall may be well served by utilizing Blazeguard as a panel component to replace one layer of sheathing in addition to one layer of fire rated gypsum wallboard.

In support of the strength requirements for these fire and strength rated walls, Barrier completed an extensive testing protocol performed by Progressive engineering, Inc. (PEI), an ICS certified independent testing, certification, and listing laboratory.  The results include new span and load ratings for both roof and wall applications (allowable vertical load and shear strength).  Blazeguard treatment has always been know to increase the strength of the substrate panel, now these strength improvements are certified in a way that will improve an architects ability to reach required designed loads in a variety of applications without having to use thicker panels to improve strength.

Specific market targets of note are wall assemblies where both earthquake and fire requirements exist in the same wall. These applications are common along the western coastal areas on the USA, particularly southern California.  Once testing is complete, and the assemblies involving Blazeguard are certified and listed by a registered independent listing laboratory, Barrier has begun to market these assemblies directly to architects specializing in these areas.  Barrier anticipates considerable opportunity to expand sales with the successful conclusion of this initiative.

Barrier improved certain elements of the old production line in the current quarter in an effort to produce structural insulated panels (SIPs) with a more consistent surface appearance.  SIPs were a significant business for Blazeguard from 1996 to 1999.  Variability in the surface appearance of the coating, however, created repeatable issues and complaints when the panels were used as an exposed interior wall surface, especially in residential applications.  The improvements completed will help to improve the consistency of Blazeguard panels used in SIPs and make them more appealing and marketable to SIPs customers.

Global licensing opportunities

Barrier continues to solicit opportunities for licensing arrangements wherever in the world that opportunity surfaces.  When interested parties inquire regarding licensing, Barrier responds with an information packet and begins an assessment of appropriateness of fit with our technology.  Barrier believes that expansion of production capacity to meet the increased demand for Blazeguard in particular geographies or in particular market applications may be best served by cooperating with a partner company in the targeted industry when a new production facility is built. Barrier is exploring both joint venture and licensing scenarios as plans for future growth are discussed.

Any licensing agreements will be designed to protect the technology, prohibit competition, and provide for royalties to be paid to Barrier on an ongoing basis.

Product and technology licensing scenarios are being developed within Barrier and management is confident that licensing relationships or relationships leading to licensing contracts will be in existence in the near future.

Financial position & financings

Barrier ended the period with a working capital surplus of $455,756.

The company generated positive operating cash flow for the six months ended December 31, 2007 of $64,908.  The company expects to fund short-term cash needs out of current operations and supplement other short term needs with the operating line of credit that is secured by current working capital.  The company does not expect any additional long-term capital needs as they recently expanded the operations with a more efficient automated process that is projected to fulfill future growth needs.  The new automation was funded largely by a private placement coupled with operating cash flows.  Currently, the company is building inventory in anticipation of future needs to better service their customers and to aid in the implementation of strategic operating line modifications.

Related Party Transactions

During the three and six months ended December 31, 2007 the Company incurred wages and management fees of $52,651 and $94,599, respectively with directors of the Company and companies with common directors.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of December 31, 2007:  29,414,925 common shares at $15,079,071

Issued as of February 08, 2008:  29,414,925 common shares at $15,079,071

Options outstanding:

The following summarizes information about the stock options outstanding at December 31, 2007 reflected in US dollar currency:

	Exercise	Expiry
Number	Price	Date
20,000	$0.50	February 23, 2008
378,500 120,000	$0.09 $0.69	March 5, 2008 March 6, 2008
40,000	$0.38	March 6, 2009
1,094,900	$0.65	August 24, 2009
250,000	$0.55	August 9, 2010
1,903,400

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

Internal Control and Financial Reporting Procedures.  The board of directors evaluates and maintains internal control procedures and financial reporting procedures to ensure the safeguarding of Barrier’s assets as well as to ensure full, true, accurate and timely disclosure of Barrier’s financial position for the quarterly period ended December 31, 2007, which would materially affect the accuracy of this financial report.

There has been no change in internal control procedures in the three or six month period ending December 31, 2007.

Other Matters

As at December 31, 2007, the Company does not have any off-balance sheet arrangements to report.

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

The Defendants, through their insurers, have engaged qualified experts to consider the report and to prepare a response to refute it.  The townhouse association’s request for mediation resulted in the scheduling of a “non-binding” mediation hearing held on May 15, 2007.  Counsel for Barrier and the plaintiffs failed to negotiate a resolution during this mediation hearing. The parties continue to negotiate settlement terms but if the parties cannot agree to a settlement, the suit may go to court.  The Company carries $1 million of product liability insurance, including the cost of attorney’s fees, to protect itself against such claims and has documented that any damage occurring to date was the result of insufficient ventilation and incorrect installation. The Company anticipates that the claim will have no material financial impact on the Company.

The lawsuit by the townhouse association is the first involving the Company in 17 years of product distribution in the United States. Over that time, millions of square feet of the Company’s products have been successfully installed for roofing and other applications.

The Company will report further on this matter as developments occur.

Subsequent to December 31, 2007, the Company granted 740,000 stock purchase options entitling the holders thereof to purchase one common share for each option held at $0.45 per share up to January 10, 2010.  Included in this stock purchase option grant are 450,000 options that immediately vest and the remaining 290,000 options that vest over a 24-month period.

ITEM 3.  CONTROLS AND PROCEDURES

At the end of second fiscal quarter ended 12/31/2007 (the “Evaluation Date”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act).  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, concluded that the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

         c.  No Disclosure Necessary.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No Disclosure Necessary.

ITEM 5.  OTHER INFORMATION

         A.  Reports on Form 8-K:

1.  Effective December 4, 2007, the Company filed a Current Report on Form 8-K with the US Securities and Exchange Commission under Reg FD relating to a press release.  International Barrier Technology Inc. (“Barrier”) (IBTGF: OTCBB; IBH: TSXV), a manufacturer of proprietary fire-resistant building materials is pleased to report the final testing phase of the automated manufacturing line is now complete.  For the past month, over 82% of our standard size panel production was manufactured on the new line with an impeccable quality rate of 99.5%.  Continuous production output at the designed rate of production per hour has been consistently achieved.  The new line can provide a potential annual output equivalent to double the total 2007 sales.  This capacity is attainable with running only one shift.  Having available production capacity is the engine that allows real growth to occur.  Further details are available in the Company’s press release dated 11/29/2007.

2.  Effective November 21, 2007, the Company filed a Current Report on Form 8-K with the US Securities and Exchange Commission under Reg FD relating to a press release.  International Barrier Technology Inc. (“Barrier”) (IBTGF = OTCBB; IBH = TSXV), a manufacturer of proprietary fire-resistant building materials shipped 611,008 square feet of Blazeguard products in the month ending October 31, 2007, resulting in $403,556 in revenue.  Shipments into the commercial modular sector rose 75% from 329,700 square feet in October 2006 to 577,800 square feet.  The revenue generated in this sector increased by 86% year over year.  Total sales volumes are down 265,392 square feet from last year’s shipments of 876,400 square feet, as is revenue ($652,229 in 2006).  Ironically, of that total, we shipped 269,600 square feet into Florida last year. Further details are available in the Company’s press release dated 11/15/2007.

3.  Effective November 2, 2007, the Company filed a Current Report on Form 8-K with the US Securities and Exchange Commission under Reg FD relating to a press release.   International Barrier Technology Inc. (“Barrier”) (IBTGF: OTCBB; IBH: TSXV), a manufacturer of proprietary fire-resistant building materials, is pleased to report record sales volumes for both the fourth quarter and the fiscal year.  The fiscal year was closed with a strong fourth quarter.  Further details are available in the Company’s press release dated 7/19/2007.

4.  Effective October 10, 2007, the Company filed a Current Report on Form 8-K with the US Securities and Exchange Commission under Reg FD relating to a press release.  International Barrier Technology Inc. (“Barrier”) (IBTGF: OTCBB; IBH: TSXV), a manufacturer of proprietary fire-resistant building materials shipped 1,883,300 sq ft of Blazeguard materials for the quarter ending September 30, 2007, resulting in revenues of $1,249,555 (vs. 2,691,000 sq ft and revenue of $1,989,061 for the same period last year).  Commercial Modular shipments grew to 1,550,700 sq ft, a 30% increase over the sq ft shipped for the same period last year.  The double-digit growth in commercial modular segment continues to be offset by the stagnant residential market.  Barrier is focusing efforts on capturing market share in new territories, through the recent addition of sales representatives, and in new market applications for Blazeguard products to further diversify and reduce cyclical market swings in the future.  Further details are available in the Company’s press release dated 10/9/2007.

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

International Barrier Technology Inc. -– SEC File No. 000-20412

Registrant

Date: February 12, 2008         /s/ Michael Huddy

                                Michael Huddy, President/CEO/Director

Date: February 12, 2008         /s/ David Corcoran

                                David Corcoran, CFO/Director