Form 10QSB
period 2008-03-31
INTERNATIONAL BARRIER TECHNOLOGY INC/
filed 2008-05-14
CIK 890543

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 10, 2010 Estimated average burden hours per response 182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended  March 31, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 4/30/2008:     29,414,925 Common Shares w/o par value

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

March 31, 2008

(Stated in US Dollars)

(Unaudited)

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED BALANCE SHEETS

March 31, 2008 and June 30, 2007

(Stated in US Dollars)

(Unaudited)

		March 31,	June 30,
ASSETS		2008	2007

Current
Cash and cash equivalents		$ 390,880	$ 557,316
Accounts receivable		298,511	250,931
Inventory		277,942	478,504
Prepaid expenses and deposits		75,687	60,175

		1,043,020	1,346,926
Property, plant and equipment		4,237,255	3,902,257
Patent, trademark and technology rights		543,871	638,683

		$ 5,824,146	$ 5,887,866

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 620,553	$ 434,543
Note payable		14,515	-
Current portion of obligation under capital leases		65,012	66,892

		700,080	501,435
Long-term debt		699,211	290,211
Obligation under capital leases		415,564	462,330

		1,814,855	1,253,976

STOCKHOLDERS’ EQUITY

Common stock – Note 2
Authorized:
Unlimited common shares without par value
Issued:
29,414,925	common shares (June 30, 2007: 29,414,925 common shares)	15,079,071	15,079,071
Additional paid-in capital		1,004,833	954,903
Deficit		(12,074,613)	(11,400,084)

		4,009,291	4,633,890

		$ 5,824,146	$ 5,887,866

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended March 31, 2008 and 2007

(Stated in US Dollars)

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007

Sales	$ 1,214,182	$ 1,068,491	$ 3,528,709	$ 4,696,264
Cost of goods sold	955,852	813,584	2,910,034	3,689,031

Gross profit	258,330	254,907	618,675	1,007,233

Operating expenses
Research and development	20,393	29,067	137,602	170,005
Amortization – plant and equipment	68,887	57,450	200,398	191,779
– patent, trademark and technology costs	31,250	31,250	93,750	93,750

	(120,530)	(117,767)	(431,750)	(455,534)

Administrative expenses
Accounting and audit fees	11,887	13,689	34,225	67,328
Consulting fees	-	-	2,500	2,444
Filing fees	8,023	7,339	23,546	18,650
Insurance	28,274	37,814	96,125	92,849
Interest and bank charges	92	2,474	140	2,584
Interest on long-term debt	21,697	7,929	56,700	34,086
Legal fees	19,252	28,140	42,638	99,995
Office and miscellaneous	19,278	10,444	53,893	51,585
Sales, marketing, and investor relations	6,188	12,752	19,084	70,579
Stock-based compensation – Note 2	48,029	27,306	49,930	92,478
Telephone	2,989	2,972	9,023	9,193
Transfer agent fees	1,026	1,653	12,642	8,725
Travel, promotion and trade shows	10,766	19,976	32,777	50,410
Wages and management fees – Note 3	168,712	169,100	471,584	462,880

	(346,213)	(341,588)	(904,807)	(1,063,786)

Loss before other items	(208,413)	(204,448)	(717,882)	(512,087)

…/cont’d

SEE ACCOMPANYING NOTES

 Continued

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended March 31, 2008 and 2007

(Stated in US Dollars)

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007

Loss before other items	(208,413)	(204,448)	(717,882)	(512,087)

Other items:
Foreign exchange gain (loss)	(19,279)	4,628	25,888	(23,133)
Other income	4,158	8,992	17,465	32,602

	(15,121)	(13,620)	43,353	(9,469)

Net loss for the period	$ (223,534)	$ (190,828)	$ (674,529)	$ (502,618)

Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

Weighted average number of shares outstanding	29,414,925	29,414,925	29,414,925	29,413,100

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended March 31, 2008 and 2007

(Stated in US Dollars)

(Unaudited)

	Nine months ended
	March 31,
	2008	2007
Operating Activities
Net loss for the period	$ (674,529)	$ (502,618)
Changes not involving cash:
Amortization – plant and equipment	200,398	191,779
– patents, trademark and technology costs	93,750	93,750
Stock-based compensation	49,930	92,478
Changes in non-cash working capital:
Accounts receivable	(47,580)	224,827
Inventory	200,562	(104,259)
Prepaid expenses	(15,512)	(39,075)
Accounts payable and accrued liabilities	186,010	(165,507)
Cash used in operations	(6,971)	(208,625)

Investing Activity
Acquisition of plant and equipment	(534,334)	(349,101)

Financing Activities
Note payable	14,515	-
Increase in long-term debt	409,000	247,000
Repayment of long-term debt	-	(22,750)
Decrease in capital lease obligations	(48,646)	(56,043)
Common shares issued for cash, net of share issue costs	-	11,221

Cash provided by financing activities	374,869	179,428

Decrease in cash during the period	(166,436)	(378,298)

Cash and cash equivalents, beginning of the period	557,316	897,111

Cash and cash equivalents, end of the period	$ 390,880	$ 518,813

Cash and cash equivalents are comprised of:
Cash (bank indebtedness)	$ (25,670)	$ 27,097
Term deposits	416,550	491,766
	$ 390,880	$ 518,813

Supplementary cash flow information:
Cash paid for:
Interest	$ 54,010	$ 34,858

Income taxes	$ 1,250	$ 5,700

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period ended March 31, 2008

(Stated in US Dollars)

(Unaudited)

	Common Stock		Additional
	Issued		Paid-in
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2006	29,389,925	$ 15,059,952	$ 849,120	$ (10,909,061)	$ 5,000,011
Issued for cash pursuant to the exercise of share purchase options - at $0.45	25,000	11,221	-	-	11,221
Amount reclassified from contributed surplus upon exercise of stock options	-	7,898	(7,898)	-	-
Stock-based compensation charges	-	-	113,681	-	113,681
Net income for the period	-	-	-	(491,023)	(491,023)

Balance, June 30, 2007	29,414,925	15,079,071	954,903	(11,400,084)	4,633,890
Stock-based compensation charges	-	-	49,930	-	49,930
Net income for the period	-	-	-	(674,529)	(674,529)

Balance, March 31, 2008	29,414,925	$ 15,079,071	$ 1,004,833	$ (12,074,613)	$ 4,009,291

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

While the information presented in the accompanying nine months to March 31, 2008 financial statements is unaudited, it includes all adjustments which are, in the opinion of management necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2007.

Operating results for the nine months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2008.

Note 2

Share Capital

Escrow:

At March 31, 2008, there are 48,922 shares are held in escrow by the Company’s transfer agent. The release of these shares is subject to the direction or determination of the relevant regulatory bodies.

Commitments:

Share Purchase Warrants

A summary of the status of the Company’s share purchase warrants outstanding for the nine months ended March 31, 2008 is presented below:

		Exercise
	Number	Price	Expiry Date

Balance, June 30, 2007	1,253,000	$0.92	August 20, 2008
Cancelled	(1,253,000)

Balance, March 31, 2008	-

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

March 31, 2008 and 2007

(Stated in US Dollars) – Page 2

Note 2

Share Capital – (cont’d)

Commitments: – (cont’d)

Stock-based Compensation Plan

On January 10, 2008, the Company granted 740,000 share purchase options entitling the holders thereof the right to purchase one common share for each option held at $0.45 per share up to January 10, 2010.  Included in this stock purchase option grant are 522,500 options which vested immediately and the remaining 217,500 options which vest equally on July 10, 2008, January 10, 2009 and July 10, 2009.

At March 31, 2008, the Company has outstanding share purchase options that have been granted to directors, officers and consultants which entitles them the option to purchase 2,107,550 common shares of the Company.

A summary of the status of company’s stock option plan for the nine months ended March 31, 2008 is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, June 30, 2007	2,453,400	$0.66
Granted	740,000	$0.45
Expired	(1,085,850)	$0.51

Outstanding, March 31, 2008	2,107,550	$0.56

Exercisable, March 31, 2008	1,870,050

The following summarizes information about the stock options outstanding at March 31, 2008:

	Exercise
Number	Price	Expiry Date

40,000	$0.38	March 6, 2009
1,077,550	$0.65	August 24, 2009
740,000	$0.45	January 10, 2010
250,000	$0.55	August 9, 2010

2,107,550

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

March 31, 2008 and 2007

(Stated in US Dollars) – Page 3

Note 2

Share Capital – (cont’d)

Commitments: – (cont’d)

Stock-based Compensation Plan – (cont’d)

During the nine months ended March 31, 2008, a compensation charge associated with the grant of stock options in the amount of $49,930 (2007: $92,478) was recognized in the financial statements.

All stock-based compensation charges have been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

	Nine months ended
	March 31,
	2008	2007

Expected dividend yield	0.0%	0.0%
Expected volatility	61.41% - 148.27%	60.00%
Risk-free interest rate	1.62% - 4.90%	5.25%
Expected terms in years	1.75 - 2 years	2 years

Note 3

Related Party Transactions

The Company was charged the following by directors of the Company or private companies with common directors during the three and nine months ended March 31, 2008 and 2007:

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007

Wages and management fees	$ 45,605	$ 45,783	$ 140,204	$ 132,124

Included in accounts payable is $2,929 (June 30, 2007: $3,727) owed to a director of the Company.

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

Sales revenue for the three-month period ending 3/31/2008 was $1,214,182 versus $1,068,491 for the same period last year, an increase of 13.6 percent.  Any increase, given the current construction market in the USA, is considered to be a very positive event.  Year-to-date sales are $3,528,709 versus $4,696,264 in the same period the previous year.  Relatively low sheathing prices, a pass-through cost for Blazeguard pricing, continue to be at historically low levels.  While low sheathing prices serve to keep total sales revenue for Blazeguard low, it impacts bottom line profit very little.

Total sales volume, as measured by surface measure of product shipped, for the three-month period ending 3/31/2008, is 1,893,200 sq.ft.  During the same period in the previous year, Barrier shipped 1,642,800 sq.ft., an overall increase 15.2 percent.  During this period the fact that sales volume growth was relatively well balanced between both residential and commercial markets was seen as a very positive sign.  For the previous four quarters, commercial modular sales were providing the main impetus for growth while residential sales lagged 2006 levels as a result of the depressed residential housing market.

Sales into the Residential Roof Deck Market during this three-month period grew 14.6 percent from 327,000 sq. ft. to 374,900 sq.ft. while sales to the Commercial Modular Sector grew by 13.8 percent to 1,498,100 sq.ft. from last year’s quarterly total of 1,315,800 sq.ft.  The remainder of the quarterly sales volume, 20,200 sq.ft. was shipped into the SIPs (structural insulated panel) market.

Sales for the nine-month period ending 3/31/2008 (fiscal year to date) are 5,331,700 sq.ft. versus 6,586,500 sq.ft. for the same period in 2007: a decline of 1,254,800 sq.ft. Of the total shipped volume, 4,312,600 sq.ft. was to commercial modular, 953,600 sq.ft. into residential roof deck, and 65,500 sq.ft. into SIPs.

Residential housing starts, including the multi-family residential market that Barrier serves with Blazeguard, continue at rates far below those experienced in both 2005 and 2006.  This depressed housing market directly impacts Blazeguard sales.  The loss of sales into Florida, for instance, contributed significantly to the decline in sales to the multi-family residential roof deck market year to year.  During this period in the previous fiscal year, Florida accounted for 62 percent of multi-family residential sales: which in 2007 were 48 percent of total sales.  Year-to-date, the Florida market is down by 1,628,100 sq.ft. (more than the 1,254,800 sq.ft. overall sales are off so far in 2008).

During the recent two quarters, however, there has been a shift in the rate of sales growth to the Florida market: they have been improving.  Interest and inquiries regarding sales into the Florida market began to rebound in the quarter ending 12/31/2007, and this trend continued in the current quarter.  Barrier anticipates that succeeding quarters will continue to show some incremental improvement in sales to the Florida market.

Multi-family residential Blazeguard sales to other geographic areas have been impacted by the slow down in home building as well.  In the mid-Atlantic region, sales for the three-month period ending 3/31/2008 were off by 40 percent (to 69,100 sq.ft.), but for the nine-month period they were down by only 8 percent (to 390,600 sq.ft.).  Mid-West region sales were down 52 percent. (to 63,800 sq.ft.) in the three-month period, and by 24.5 percent in the nine-month period (to 216,700 sq.ft.).

Barrier continues to expand the geographic base for Blazeguard sales in the USA.  Barrier is actively marketing Blazeguard to the multi-family residential roof deck market in Southern California and in Texas. Barrier’s wholesale building products distributor in California has invested in Blazeguard inventory and expects to see sales to builders and lumber dealers in the coming months.  Barrier’s independent sales representative in Southern California, Wayne Crutchfield, is actively helping the distributor market Blazeguard in California.  Mr. Crutchfield is confident that as the residential construction market begins to improve there, Blazeguard will be well-positioned and increasing sales eminent.

Barrier has recently added two independent sales representatives in South Texas.  Lance McHaney and Betsy Finch are a building products sales team already calling on builders, distributors, and architects in the south/central Texas region.  Their focus will be to make builders, architects, and distribution aware of all the applications Blazeguard can be used in to meet fire code requirements.  Barrier had identified Texas as one of the next key territories to focus on introducing Blazeguard products and penetrating with sales.

Barrier believes that recent success in introducing Blazeguard into other market applications (such as commercial modular), and other emerging geographical locations for multi-family residential, have served to lower rish by spreading sales over a broader market playing field and making the business less vulnerable to cyclicality in any one region or product application.  The broadening of the geographic markets served will help Barrier withstand periodic cyclicality in one market by focusing efforts and providing sales opportunities to others.

As the US building industry continues its recovery throughout 2008, and as housing starts continue their climb back to levels reflecting the underlying need for new homes, Barrier anticipates a significant recovery in the growth rate of Blazeguard residential sales volume.  Barrier continues its press to add builders, one by one.  During “slow times”, Barrier, and the existing Blazeguard distribution network, have found builders eager to learn about how Blazeguard can improve the value of their homes.  Barrier’s aggressive positioning during this time period has created future opportunity and set the stage for strong growth as the housing market improves.

Gross profit for the quarter ending 3/31/2008 was $258,330 and $618,675 for the nine-month period.  In the same periods the previous year the gross margins were $254,907 and $1,007,233 respectively.   Gross margin, as a percentage of sales revenue for the three-month quarter ending 3/31/2008 was 21.3 percent compared to 23.9 percent in the same period in the previous year.  For the nine-month period, gross margins declined from 21.4 percent to 17.5 percent.  Gross margins, therefore, following three declining quarters have now improved to approximately the nine-month average from the previous year.

Two items contributed significantly to the declining gross margins witnessed in the periods leading up to the recent quarter: lower production/sales volume; and, the shift of production to the new line and the learning curve associated with that new technology.  The new line represents a major technological shift in how Blazeguard is manufactured. The new technology is “patent pending”, at the US patent office.  Since the technology is new, the learning curve associated with its operation has been steep and time consuming.  The fact that gross margins have begun to improve is a testament to the fact that the learning curve has begun to flatten.  The labor and maintenance staff at Barrier has begun to more fully understand how to run the new line at its designed capacity and efficiency. Barrier anticipates continued improvement in gross margins as the efficiencies made possible by this new technology are realized.

Cost of sales for the three and nine-month periods ending 3/31/2008 increased for the quarter, from $813,584 to $955,852, and decreased year to date to $2,910,034 from $3,689,031 in the previous year.  The average cost per sq.ft. of production year to date decreased slightly from $0.56 to $0.55.  This is a trend Barrier expects to continue as a result of increasing percentages of Blazeguard run on the new line.

Efficiencies improved as labor became more experienced with the new manufacturing line and waste reduced.  While the number of required workers on the new line is similar to the old line, the designed production capacity of the new line is more than twice that of the old line.  Barrier anticipates continued improvements in the average cost of both labor and materials as the new, highly automated production line continues to provide a higher percentage of product shipped.

Operating expenses were slightly higher this quarter at $120,530 in comparison to last year at $117,767.  Year-to-date expenses were lower at $431,750 vs. $455,534 in 2007.  R&D expenses which were incurred as new market applications continue to be explored and developed were $20,393 and $137,602 for the three and nine months ending 3/31/2008.

Amortization on plant and equipment increased for the quarter and year to date from $57,450 and $191,779 in 2007 to $68,887 and $200,398 in 2008.  The expense reflects scheduled depreciation of the new manufacturing line equipment and building expansion.  The amortization of the worldwide Pyrotite technology (including patents, technical know-how, and trademarks) began when Barrier purchased it in 2004 and will continue at existing rates until it is fully depreciated (eight years).  Neither of these items have an impact on the cash position of the company.

Administrative expenses in the reported three-month period increased slightly and decreased substantially for the nine-month period from $341,588 and 1,063,786, respectively to $346,213 and $904,807.  The administrative costs per sq. ft. decreased for the quarter, from $0.21 to $0.18.  Year-to-date, the cost remained relatively consistent to the same period last year, $0.17 vs. $0.16.  As volumes continue to increase, a reduction in the average cost of administrative expense per sq.ft. produced is expected.  Barrier expects the reduction in the average cost of administration to have a significant impact on bottom line performance in future reporting periods.

Barrier is required to report a line item entitled “stock-based compensation”.  This figure is an estimate of the value of stock options awarded to management and key personnel as a portion of their total compensation package (see section: Critical Accounting Estimates below).  The Company uses the Black-Scholes formula to calculate the fair value of the stock options.  While this reporting is a requirement, and a true reflection of value the company is granting to key personnel, it is a “non-cash” item that does not affect current operating cash flows.  Stock-based compensation for the three-month and nine-month period ending 3/3/2008 was $48,029 and $49,930, in contrast to $27,306 and $92,478 during the same period the previous year.

Accounting and Audit Fees are lower in the quarter ending 3/31/2008 versus the same time period last year ($11,887 vs. $13,689) and substantially lower year to date ($34,225 vs. $67,328).

Year-to-date insurance costs have decreased to $28,274 for three months and increased slightly to $96,125 for nine months in comparison to $37,814 and $92,849 the previous year. The differences are due to timing and increases in premiums and renewal fees.

Interest on Long Term Debt has increased from $7,929 to $21,697 for the reporting period (from $34,086 to $56,700 year-to-date).  This increase is a result of utilizing an operating line of credit that has enabled Barrier to grow inventory levels to anticipate customer needs and to provide interim funding for short-term capital requirements.  While Barrier considers the use of this line of credit to be short term in nature, the debt is presented as long term and the corresponding interest is recorded similarly because the term negotiated on the debt facility was for two years, which matures 7/1/2009.  As of 3/31/2008 the amount owing on the operating line of credit was $699,211.  The amount of funds available on this line, for both capital improvements and operating capital is one million dollars.

Travel, promotion, and trade show expenses are lower for the three-month period ($10,766 vs. $19,976) and lower for the nine-month period ending 3/31/2008 ($32,777 vs. $50,410).  This is expected to grow in the coming quarters with the development of Texas, Kansas City, and the southern California territories.

Wages and management fees for the three months decreased slightly to $168,712 over last year reported at $169,100.  The year-to-date total of $471,584 is slightly higher than $462,880 year-to-date in 2006.  This includes typical annual renewal increases in health insurance.

Legal fees declined significantly to $19,252 for the three-month period and $42,638 for the nine months ending 3/31/2008.  For the same period ending in 2007, legal fees were $28,140 and $99,995, respectively.  Legal fees were primarily due to patent and trademark registration activities for New Zealand and Australia.  Barrier believes protecting its technology and trademarks is the first step in positioning itself to develop strategic partners and potential technology licensees.

Sales, marketing, and investor relations expenses are considerably lower for both the quarter and year-to-date ending 3/31/2008 ($6,188 and $19,084 vs. $12,752 and $70,579), in comparison to the prior year.  Barrier will continue to expand upon its shareholder and customer communication programs to ensure the public is informed about business development and emerging opportunities.

Other items include income not directly related to business operations. Other items reported herein include $4,158 in interest income and a loss of $19,279 in foreign exchange. Year-to-date, the interest income is $17,465 and the foreign exchange gain is $25,888.

Net income (loss)

A net loss of ($223,534) is being reported for the quarter ending 3/31/2008, whereas in the same period in 2007, a net loss of ($190,828) was reported.  For the nine months ending 3/31/2008, the net loss was ($674,529) versus ($502,618) in the prior year.   Barrier will continue its efforts to cut costs wherever it can to help offset the decline in sales volume during this slow period in residential construction.  Keeping a vigilant handle on costs will help keep operational losses as low as possible and enable recovery to occur sooner and at lower volumes than previously possible.

Summary of Quarterly Results

The following is a summary of the Company’s financial results for the eight most recently completed quarters:

	Mar 31 2008	Dec 31 2007	Sept 30 2007	Jun 30 2007	Mar 31 2007	Dec 31 2006	Sept 30 2006	June 30 2006

Volume shipped (MSF)	1,893.2	1,555.2	1,883.3	2,273.0	1,642.8	2,251.8	2,691.8	2,267.0
Total Revenues (000$)	1,214.2	1,065.1	1,249.4	1.434	1.068	1.643	1.985	1.826
Operating Income	(208.4)	(270.9)	(238.5)	(43.6)	(204.4)	(180.6)	(127.0)	(150.3)
Net income (loss)	(223.5)	(258.4)	(192.6)	11.5	(190.8)	(204.9)	(106.8)	(144.5)
Per Share	(0.01)	(0.01)	(0.00)	(0.00)	(0.01)	(0.01)	(0.00)	(0.00)

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

Barrier, in collaboration with MuleHide Products, has experienced recent success in introducing both Class A and Class C rated roof assemblies in commercial modular roof decks for buildings destined for military use on domestic military bases.  The US military is developing additional barrack residences and maintenance buildings utilizing modular structures. Barrier and MuleHide Products believe that this is a viable niche market for the Blazeguard panel Barrier private labels as MuleHide FR Panel.

During this quarter, MuleHide and Barrier announced a newly developed Class A rated roof system (UL certified and listed) for commercial modular.  The new system is less time consuming and less expensive to install because it eliminates the requirement for “blocking and caulking” of open panel edges during construction.  A significant contribution to this system is a roof covering membrane MuleHide has now sourced that previously had not been actively marketed into the commercial modular business segment.  Both Barrier and MuleHide are excited by the opportunities this new system will have on both military and classroom applications.

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

In support of the strength requirements for these fire and strength rated walls, Barrier completed an extensive testing protocol performed by Progressive engineering, Inc. (PEI), an ICS certified independent testing, certification, and listing laboratory.  The results demonstrate Blazeguard’s ability to improve lateral load capability (shear strength for earthquake zones) and include new span and load ratings for both roof and wall applications (allowable vertical load for snow and wind load requirements).

Blazeguard treatment has always been known to increase the strength of the substrate panel, now these strength improvements are certified in a way that will improve an architect’s ability to reach required designed loads in a variety of applications without having to use thicker panels to improve strength.

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

Barrier improved certain elements of the old production line in the current quarter in an effort to produce structural insulated panels (SIPs) with a more consistent surface appearance.  SIPs were a significant business for Blazeguard from 1996-1999.  Variability in the surface appearance of the coating, however, created repeatable issues and complaints when the panels were used as an exposed interior wall surface, especially in residential applications.  The improvements completed will help to improve the consistency of Blazeguard panels used in SIPs and make them more appealing and marketable to SIPs customers.

Global licensing opportunities

Barrier continues to solicit opportunities for licensing arrangements wherever in the world that opportunity exists.  When interested parties inquire regarding licensing, Barrier responds with an information packet and begins an assessment of appropriateness of fit with our technology.  Barrier believes that expansion of production capacity to meet the increased demand for Blazeguard in particular geographies or in particular market applications may be best served by cooperating with a partner company in the targeted industry when a new production facility is built.  Barrier is exploring both joint venture and licensing scenarios as plans for future growth are discussed.

Any licensing agreements will be designed to protect the technology, prohibit competition, and provide for royalties to be paid to Barrier on an ongoing basis.

Product and technology licensing scenarios are being developed within Barrier and management is confident that licensing relationships or relationships leading to licensing contracts will be in existence in the near future.

Financial position & financings

Barrier ended the period with a working capital surplus of $342,940.

The Company generated negative operating cash flow for the nine months ended 3/31/2008 of ($6,971).  The Company expects to fund short term cash needs out of current operations and supplement other short term needs with the operating line of credit that is secured by current working capital.  The company does not expect any additional long term capital needs as they recently expanded the operations with a more efficient automated process which is projected to fulfill future growth needs.  The new automation was funded largely by a private placement coupled with operating cash flows.  Currently, the company is building inventory in anticipation of future needs to better service their customers and to aid in the implementation of strategic operating line modifications.

Related Party Transactions

During the three and nine months ended 3/31/2008 the Company incurred wages and management fees of $45,605 and $140,204, respectively with directors of the Company and companies with common directors.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of 3/31/2008:  29,414,925 common shares at $15,079,071

Issued as of 4/30/2008:  29,414,925 common shares at $15,079,071

Options outstanding:

On 1/10/2008, the Company granted 740,000 share purchase options entitling the holders thereof the right to purchase one common share for each option held at $0.45 per share up to 1/10/2010.  Included in this stock purchase option grant are 522,500 options that vested immediately and the remaining 217,500 options that vest equally on 7/10/2008, 1/10/2008, and 7/10/2009.

At 3/31/2008, the Company has granted directors, officers and consultants the option to purchase 2,107,550 common shares of the Company.

The following summarizes information about the stock options outstanding at 3/31/2008 reflected in US dollar currency:

	Exercise	Expiry
Number	Price	Date
40,000	$0.38	March 6, 2009
1,077,550	$0.65	August 24, 2009
740,000	$0.45	January 10, 2010
250,000	$0.55	August 9, 2010

2,107,550

Critical Accounting Estimates

Stock-based Compensation Charge and Expense

As described in Note 3 to the audited annual financial statements dated 6/30/2007, the Company records stock-based compensation expense in respect to the fair market value on newly issued stock options.  This fair market value of the stock options is estimated at the date the stock options are granted using the Black-Scholes option-pricing model.  The related stock-based compensation expense is recognized over the period in which the options vest.  In addition, this is a non-cash compensation charge and the cash flow effects are realized only at the time of exercise.

Internal Control and Financial Reporting Procedures

The board of directors evaluates and maintains internal control procedures and financial reporting procedures to ensure the safeguarding of Barrier’s assets as well as to ensure full, true, accurate and timely disclosure of Barrier’s financial position for the quarterly period ended 3/31/2008, which would materially affect the accuracy of this financial report.

There has been no change in internal control procedures in the three-month or nine-month periods ending 3/31/2008.

Other Matters

As at 3/31/2008, the Company does not have any off-balance sheet arrangements to report.

The Company has received a preliminary liability and damage report from a New Jersey townhouse association in connection with a lawsuit the association has filed against its contractor, engineering consultant, property manager and the Company (the “Defendants”).  The lawsuit involves alleged water damage in a 1997/1998 roof-replacement project that was allegedly caused by claimed Company product failure along with other alleged deficiencies.  The Company first reported on the prospect of this litigation in December 2005.  The townhouse association claims that as a result of defective product supplied, and negligent work performed by other named Defendants, the association has suffered damages of US$5,506,409.46.  Repairs, to date, have been limited to certain townhouse units where water stains have appeared in ceiling areas.  The damages claimed include the costs of repairs made subsequent to the initial installation work, attorney and consultant fees, and the estimated anticipated future costs for roof repairs on all units including those that have not previously required roof repairs nor have shown any sign of damage.

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

ITEM 3.  CONTROLS AND PROCEDURES

At the end of third fiscal quarter ended 3/31/2008 (the “Evaluation Date”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act).  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, concluded that the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

         c.  No Disclosure Necessary.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No Disclosure Necessary.

ITEM 5.  OTHER INFORMATION

         A.  Reports on Form 8-K:

1.  Effective 3/20/2008, the Company filed a Current Report on Form 8-K with the US Securities and Exchange Commission under Reg FD relating to a change in certifying accountant.  On 1/21/2008, Amisano Hanson, Chartered Accountant (“Amisano Hanson”) resigned as the Company’s independent accountant.  Amisano Hanson recently entered into an agreement with BDO Dunwoody LLP (“BDO Dunwoody”), pursuant to which Amisano Hanson merged its operations into BDO Dunwoody and certain of the professional staff and partners joined BDO Dunwoody either as employees or partners of BDO Dunwoody and will continue to practice as members of BDO Dunwoody.

The report of Amisano Hanson regarding the Company's financial statements for the fiscal years ended 6/30/2007 and 6/30/2006 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.  During the years ended 6/30/2007 and 6/30/2006 and during the period from the end of the most recently completed fiscal year through 1/21/2008, the date of resignation, there were no disagreements with Amisano Hanson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Amisano Hanson would have caused it to make reference to such disagreements in its reports.

The Company provided Amisano Hanson with a copy of this Current Report on Form 8-K prior to its filing with the Securities and Exchange Commission (“SEC”) and requested that Amisano Hanson furnish the Company with a letter addressed to the SEC stating whether it agrees with the above statements and, if it does not agree, the respects in which it does not agree.  A copy of such letter, dated 3/19/2008, is filed as an exhibit the Form 8-K.

Concurrent with the resignation of Amisano Hanson, the Company engaged BDO Dunwoody, as its independent accountant.  Prior to engaging BDO Dunwoody, the Company did not consult with BDO Dunwoody regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by BDO Dunwoody on the Company's financial statements, and BDO Dunwoody did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.  The engagement of BDO Dunwoody was approved by the Board of Directors.

2.  Effective 3/18/2008, the Company filed a Current Report on Form 8-K with the US Securities and Exchange Commission under Reg FD relating to a press release.  International Barrier Technology Inc. (“Barrier”) (IBTGF: OTCBB; IBH: TSXV), a manufacturer of proprietary fire resistant building materials, is pleased to report double-digit growth in overall sales revenue and sales volume for February 2008.  Overall sales revenue increased 52% to $464,020 from the $304,581 in February of 2007. Revenues attributed to all product types increased.  In February 2008, Multifamily Residential Roof Deck revenues increased 115% to $62,725; Commercial Modular revenues increased 46% to $182,920; and revenue from the Structural Insulated Panel market increased 100% (vs. the $29,245; $125,506, and $0 generated from these respective markets in 2/2007).  Sales revenues year to date are $3,112,179, as compared to $4,281,695 year to date in 2007.

         B.  Information required by Item 401(g) of Regulation S-B:

             No Disclosure Necessary

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

International Barrier Technology Inc. -– SEC File No. 000-20412

Registrant

Date: May 14, 2008          /s/ Michael Huddy       ____

                                Michael Huddy, President/CEO/Director

Date: May 14, 2008          /s/ David Corcoran

                                David Corcoran, CFO/Director