Form 10-K
period 2008-06-30
INTERNATIONAL BARRIER TECHNOLOGY INC/
filed 2008-10-14
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Fiscal Year Ended June 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________

Commission File Number: 000-20412

INTERNATIONAL BARRIER TECHNOLOGY INC.

(Name of registrant as specified in its charter)

British Columbia, Canada N/A
(State or Incorporation or Organization) (IRS Employer ID No.)

510 4th Street North, Watkins, Minnesota, USA  55389

(Address of principal executive offices)

Issuer’s Telephone Number, 320-764-5797

Securities to be registered pursuant to Section 12(b) of the Act:   None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Shares without par value.

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes    [X] No

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

[ ] Yes    [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes    [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ] Yes    [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange

Large accelerated filer [ ]                            Accelerated filer         [ ]

Non-accelerated filer   [ ]                            Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes    [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (OTCBB).               September 15, 2008 =  $3,561,757

Common Shares outstanding at September 15, 2008                    29,414,925 shares

Index to Exhibits on Page 66

TABLE OF CONTENTS

Introduction..............................................................   3

PART I

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder

          Matters, and Issuer Purchase of Equity Securities...............  15

Item 6.   Selected Financial Data.........................................  18

Item 7.   Management’s Discussion and Analysis of Financial Condition

Item 9.   Changes in and Disagreements With Accountants on Accounting and

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.........  53

Item 11.  Executive Compensation..........................................  57

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Signatures                                                                  67

INTRODUCTION

International Barrier Technology Inc. is organized under the laws of British Columbia, Canada.  In this Annual Report, the “Company”, “Barrier”, “we”, “our” and “us” refer to International Barrier Technology Inc. and its subsidiaries (unless the context otherwise requires).  We refer you to the actual corporate documents for more complete information than may be contained in this Annual Report.  Our principal corporate offices are located at 510 4th Street North, Watkins, Minnesota, USA  55389.  Our telephone number is 320-764-5797.

BUSINESS OF INTERNATIONAL BARRIER TECHNOLOGY INC.

International Barrier Technology Inc. develops, manufactures, and markets proprietary fire resistant building materials designed to help protect people and property from the destruction of fire.  The Company uses a patented, non-combustible, non-toxic Pyrotite formulation that is used to coat wood panels and has potential application to engineered wood products, paint, plastics, and expanded polystyrene.  Sales have been US$4.9 million and US$6.1 million during Fiscal 2008 and 2007, respectively.

FINANCIAL AND OTHER INFORMATION

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in U.S. Dollars (“$”).

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, principally in ITEM #1, “Business” and ITEM #7, “Management's Discussion and Analysis or Plan of Operation”.  These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and similar expressions in connection with any discussion, expectation, or projection of future operating or financial performance, events or trends.  In particular, these include statements about the Company’s strategy for growth, property exploration, mineral prices, future performance or results of current or anticipated mineral production, interest rates, foreign exchange rates, and the outcome of contingencies, such as acquisitions and/or legal proceedings.

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

ITEM 1.  BUSINESS

1.A.  General Development of Business

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

The Company’s executive office is located at:

 510 4th Street North, Watkins, Minnesota, USA  55389

 Telephone: (320) 764-5797

 Telephone: (800) 638-4570

 Facsimile: (320) 764-5799

 e-mail:  info@intlbarrier.com

 website: www.intlbarrier.com

The Company’s registered office is located at:

 1750, 750 West Pender St., Vancouver, BC, Canada  V6C 2T8

 Telephone: (604) 681-1194; and

 Facsimile: (604) 681-9652.

The contact person is:

  David Corcoran, C.A.; Chief Financial Officer/Director.

The Company's fiscal year ends June 30th.

The Company's common shares trade in Canada on the TSX Venture Exchange under the symbol “IBH” and in the United States on the OTC Bulletin Board under the symbol “IBTGF.OB”.

The Company has 100,000,000 no par common shares authorized.  At 6/30/2008, the end of the Company's most recent fiscal year, there were 29,414,925 common shares issued and outstanding.

History and Development

Incorporation and Name Changes.  The Company was incorporated in British Columbia under the British Columbia Company Act on 7/10/86 under the name “Barrier Technology Inc.”; the name was changed to “International Barrier Technology Inc.” on 3/11/1996.  The Company adopted new By-Laws on 12/09/2004 to comply with the new British Columbia Corporation Act enacted on 3/29/2004.

Subsidiaries.  The Company has two wholly-owned subsidiaries:

a) Pyrotite Coatings of Canada Inc.

   incorporated in British Columbia on 7/10/1986

b) Barrier Technology Corporation

   incorporated in Minnesota, USA on 5/8/1996

Existing Marketing/Licensing Agreements:

1. Mulehide Products, Inc., Commercial Modular Building Industry

SEC Filing Status.  After Fiscal 2005 year end, the Company ceased being a “foreign private issuer” eligible to file its Fiscal 2006 Annual Report on Form 20-F; beginning Calendar 2006, the Company began filing Form 10-QSB and Form 10-KSB as its primary disclosure documents.  As a “smaller reporting company”, the Company has transitioned to using the Form 10-K Annual Report.

Financings.  The Company has financed its operations through borrowings and/or private issuance of common shares:

Fiscal 2007:          Stock option exercise 25,000 shares, $11,221

Fiscal 2008:          None

Fiscal 2009-to-date:  None

Capital Expenditures

Fiscal 2007:          $463,853, purchase of plant and equipment

Fiscal 2008:          $434,095, purchase of plant and equipment

1.B.  Financial Information About Segments

Refer to the audited financial statements for Fiscal 2008 ended June 30th (footnote #13, “Segmented Information and Sales Concentration”) for this information.

1.C.  Narrative Description of Business

International Barrier Technology Inc. (Barrier) manufactures and sells fire-rated building materials primarily in the United States.  Barrier has a patented fire protective material (Pyrotite™) that is applied to building materials to greatly improve their respective fire resistant properties. Coated wood panel products are sold to builders through building product distribution companies all over the United States.  Many of the top multifamily homebuilders in the US utilize Barrier’s fire-rated structural panel Blazeguard® in areas where the building code requires the use of a fire-rated building panel.

Seasonality

The building products industry in the United States does experience seasonality with housing starts generally depressed in winter months.  Barrier’s Blazeguard® product, however, is sold in housing markets that have excellent winter business, including the state of Florida and California.  Also, much of the modular housing, including the foam core panel market, performs a considerable amount of their required construction inside factories. Since the work is done within protected environments they tend to be less impacted by the winter season than typical building projects.  Seasonality, therefore, is not considered to be a major impediment to Barrier’s success in the US market place.

Dependency upon Patents/Licenses/Processes

Pursuant to an agreement for sale of technology dated 3/1/2004, between the Company and Pyrotite Corporation, the Company acquired the rights (previously licensed) to certain fire retardant technology and trademarks for $1,000,000.  This purchase price included a $50,000 non-refundable deposit paid during the Fiscal 2003.

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

The manufacturing process for the Blazeguard® product is protected by trade secrets and patent pending status on an improved technology.  International Barrier Technology, Inc. and Barrier Technology Corporation are, in that regard, totally dependent upon these things for success in the business.

All employees are required to sign a Confidentiality Agreement that incorporates a “do not compete clause”.  As these clauses pertain to Barrier’s employees at the US operations, they have been drafted to conform to the strictest interpretation under Minnesota law.

Employees

As of 8/31/2008, the Company had 18 full-time employees, one full time Executive Officer and two part-time Executive Officers. As of 6/30/2008,  the Company had 22 full-time employees, one full-time Executive Officer and two part-time Executive Officers.  There were 19 full-time employees  as at June 30, 2007.  None of the Company's employees are covered by collective bargaining agreements.

Dependency upon Customers

Fiscal 2008

During Fiscal 2008, the company’s largest customer was MuleHide Products, Inc. “Mulehide”.  Mulehide is a company that services the commercial roofing market including selling Blazeguard products to the commercial modular roof deck market.  MuleHide purchased 74.4% of the 7,222,500 sq. ft. of Blazeguard shipped in Fiscal 2008.  Blazeguard product shipped to MuleHide Products is private labeled MuleHide FR Deck Panel.

The largest market for Blazeguard products (after accounting for FR Deck Panel) in Fiscal 2008 remained roof deck applications in multifamily residential roof deck construction.  Multifamily construction accounted for 21% of total shipments in 2008.  Town home sales are made through building products distribution companies such as Stock Building Supply, Inc., BFS Building Supply, 84 Lumber, Inc., and Logan Lumber Company.  The Florida market was the strongest town home market with 569,300 sq. ft. of sales (8% of total sales).  Other town home markets include the Midwest, the mid-Atlantic region (Maryland south through North Carolina), and the northeastern USA (particularly New Jersey and Pennsylvania).  The building products distribution companies mentioned have a presence in all of these areas and are Barrier’s consistent customer throughout these geographies.

Fiscal 2007

During Fiscal 2007, the company’s largest customer was MuleHide Products, Inc.   MuleHide purchased 61% of the 8,859,400 sq. ft. of Blazeguard shipped in Fiscal 2007.

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

1.D.  Financial Information About Geographic Areas

During Fiscal 2008 and 2007, all sales were in the United States.

At 6/30/2008 and 6/30/2007: $4,808,332 and $4,660,851 of the assets were located in the United States and $929,644 and $1,227,015 were located in Canada, respectively.

1.E.  Available Information

      Not applicable

1.F.  Reports to Security Holders

We file reports and other information with the Securities and Exchange Commission located at 100 F Street N.E., Washington, D.C. 20549; you may obtain copies of our filings with the SEC by accessing their website located at www.sec.gov.  Further, we also files reports under Canadian regulatory requirements on SEDAR; you may access our reports filed on SEDAR by accessing their website at www.sedar.com.  Finally, we also make Canadian and USA reports available on the Company’s website: www.intlbarrier.com.

1.G.  Enforceability of Civil Liabilities

We are a British Columbia, Canada corporation.  While our principal operational office and our manufacturing facility are located in the United States, our principal executive office and many of our assets are located outside of the United States.  Additionally, a number of our directors and executive officers are residents of Canada.  It might not be possible for investors in the United States to collect judgments obtained in United States courts predicated on the civil liability provisions of U.S. securities legislation.  It could also be difficult to effect service of process in connection with any action brought in the United States upon such directors or executive officers. Execution by United States courts of any judgment obtained against us, or any of the directors, executive officers or experts identified in this prospectus or documents incorporated by reference herein, in United States courts would be limited to the assets, or the assets of such persons or corporations, as the case might be, in the United States.  The enforceability in Canada of United States judgments or liabilities in original actions in Canadian courts predicated solely upon the civil liability provisions of the federal securities laws of the United States is doubtful.

ITEM 1A.  RISK FACTORS

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

General Corporate Risks

Investors may be disadvantaged because the Company is incorporated in Canada, which has different laws.

The articles/by-laws and the laws of Canada are different from those typical in the United States.  The typical rights of investors in Canadian companies differ modestly from those in the United States; refer to the relevant sections which are discussed in Section 9.A.5 and Section 10.B of this Annual Report.  Such differences may cause investors legal difficulties.

U.S. investors may not be able to enforce their civil liabilities against the Company or its directors, controlling persons and officers.

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

Passive Foreign Investment Company (“PFIC”) designation could lead to an adverse tax situation for U.S. investors.

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

Risks Relating to Financial Condition

The Company has accumulated losses since inception which raise substantial doubt about its ability to continue as a going concern.

Since inception through June 30, 2008, the Company has incurred aggregate losses of $12,208,434. Our losses from operations and cash used in operations for years ended June 30, 2008 and June 30, 2007 were $808,350 and $491,023 and $79,654 and $76,746 respectively. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, the level of competition or general economic conditions.

Although management believes that revenues will increase, management also expects an increase in  operating costs. Consequently, the Company expects to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner.

The Auditors' Report on the June 30, 2008 consolidated financial statements includes an additional comment that states that there exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty.

The Company’s history of operating losses is likely to lead to the need for additional, potentially unavailable, financings and related problems.

The Company has a history of losses: ($808,350) and ($491,023) in Fiscal Years 2008 and 2007.  Despite recent capital infusions, the Company may require significant additional funding to meet its long-term business objectives, unless the trend of losses is reversed.  Capital may need to be available to help maintain and to expand marketing of the Company’s products.  The Company may not be able to obtain additional financing on reasonable terms, or at all.  If equity financing is required, then such financings could result in significant dilution to existing shareholders.  If the Company is unable to obtain sufficient financing, the Company might have to dramatically slow marketing efforts and/or lose control of its products.  The Company has historically obtained the preponderance of its financing through the issuance of equity.  There is a limit of 100,000,000 authorized common shares.  The Company has no current plans to obtain financing through means other than equity financing and/or loans.  Such losses and the resulting need for external financings could result in losses of investment value.

The Company’s need for additional financing to expand production and conduct marketing efforts could lead to the Company’s inability to continue generating material sales revenue.

The Company develops, manufactures, and markets proprietary fire resistant building materials designed to help protect people and property from the destruction of fire.  The Company believes it has sufficient funds to undertake its planned operations and exploration projects during Fiscal 2009.  Small amounts of additional financing may be required to facilitate corporate operational growth and to expand marketing efforts on a short-term basis, however.  Conventional bank financing has been established at a local bank up to $1,000,000 revolving line of credit. In July 2008, the terms of the revolving bank facility was modified to include a $500,000 capital loan being amortized by the bank over a 10 year period and which is secured by building, property and equipment. Additionally, the bank provided a $500,000 credit facility as an operating line of credit from which the Company has drawn $250,000.

The Company competes with other building materials companies that have similar operations, and many such competitor companies have operations and financial resources and industry experience far greater than those of the Company.

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

Risks Relating to Management and Specific Operations

The Company’s Articles/By-Laws contain provisions indemnifying its officers and directors against all costs, charges and expenses incurred by them.

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

Key management employees may fail to properly carry out their duties or may leave which could negatively impact corporate operations and/or stock pricing.

While developing, manufacturing, and marketing proprietary fire resistant building materials designed to help protect people and property from the destruction of fire, the nature of the Company’s business, its ability to develop a successful sales force, and to develop a competitive edge in the marketplace, depends, in large part, on its ability to attract and maintain qualified key management personnel.  Competition for such personnel is intense and the Company may not be able to attract and retain such personnel.  The Company’s growth will depend on the efforts of its Directors (David Corcoran, Michael Huddy, Victor Yates and Craig Roberts) and its Senior Management (President/CEO/Director, Michael Huddy; and CFO/Director, David Corcoran; and Corporate Secretary, Lindsey Nauen).  David Corcoran and Lindsey Nauen are work for the Company on a part-time basis while Michael Huddy works for the Company on a full-time basis.   The Company has no key-man life insurance and there are no written agreements with them.

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

Barrier suffers a larger risk in the possibility that a new generation of technology that will impart fire resistance to building products may be developed.  New technology may serve to decrease the demand for Barrier’s Blazeguard product if the new technology proved to impart either better characteristics of fire performance or was found to be less expensive to produce and market than Blazeguard.  Barrier’s management team makes a concerted effort to stay abreast of new technologies as they are being developed.  Barrier does this by staying in close contact with the industry via trade associations (e.g. The National Association of Home Builders, NAHB) and the independent research laboratories that are asked to test these new technologies and products as they are developed.  However, there is no guarantee that the Company is able to adopt and utilize the new technology.  New technologies require years of testing, not only in development but in use, before they are accepted and “evaluated for use” by the major building code agencies such as The International Code Council (ICC).

Barrier’s business is directly related to housing/building starts in the United States.  Any factor resulting in a slowdown of economic activity, especially those that result in an increase in interest rates will have a negative impact on Barrier’s business.  Recently the economic climate in the US has been characterized by a decline in the rate of housing starts.  While housing starts are expected to be lower in 2009 than in previous years, especially early in the fiscal year, the downward trend is expected to stop.  Barrier is somewhat protected in minor housing market declines because growth is dependent upon increased market share in geographic areas we are currently not selling in such as Southern California and Texas.  The potential for growth in sales due to improved market share is very high relative to the negative impact of a percentage decrease in housing starts.

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

Risks Relating to the Company’s Common Stock

Principal stockholders, officers and directors have substantial control regarding stock ownership; this concentration could lead to conflicts of interest and difficulties in the “public” investors effecting corporate changes, and could adversely affect the Company’s stock prices.

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

Employee/Director/Consultant stock options could lead to greater concentration of stock ownership among insiders and could lead to dilution of stock ownership which could lead to depressed stock prices.

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

The Company has never declared or paid cash dividends on its common shares and does not anticipate doing so in the foreseeable future.

There can be no assurance that the Company’s Board of Directors will ever declare cash dividends, which action is exclusively within its discretion.  Investors cannot expect to receive a dividend on the Company’s common shares in the foreseeable future, if at all.

Low stock market prices and volume volatility for the Company’s common shares create a risk that investors might not be able to effect purchases/sales at prices that accurately reflect corporate value.

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

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in “penny stock”.  A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share.  The Company’s shares are quoted on the OTC Bulletin Board in the United States and the TSX Venture Exchange in Canada.  Trading on the OTCBB in the Company’s common shares ranged from $0.13 (low) to $0.59 (high) during the period from 1/1/2007 to 12/31/2007, trading at $0.23 on 12/31/2007 and at $0.15 on 6/30/2008 and at $0.18 on 8/31/2008.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in the Company’s shares, which could severely limit the market liquidity of the shares and impede the sale of the Company’s shares in the secondary market.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s operating and manufacturing facilities, along with executive offices, are located in leased premises at 510 Fourth Street North, Watkins, Minnesota.  The Company entered into a 20-year “capital lease” beginning 6/1/1995.  The lease allows the Company to purchase the facility for a small “transfer fee” once the 20-year lease is up and the industrial development bonds the City of Watkins issued to fund the project are paid in full.

The Company’s manufacturing complex consists of two manufacturing lines housed in the main building.  A 2,500 square-foot office is located in the front of this building.  To the immediate east of the main drive, a storage building (40’ x 60’) allows for short-term storage of untreated sheathing.

The earlier of the two production lines, our spray technology line, is housed nearest the offices and occupies approximately 22,000 sq. ft. of space.  This line is primarily used for panels larger than 4’ x 8’ or for production not suited for the highly automated standard production line, including plywood.  The mix for this line is produced in batches and fed through a reciprocating spray apparatus on to the panels.  The fiberglass is supplied as roving and automatically chopped as it is applied to the panels.  An infra-red oven supplies the energy to accelerate the cure of the coating; space is provided for the panels to be stacked.  Specialty panels can be stacked in custom designed racks if required. The designed capacity from this line is 10MM board feet per shift.

The newer of the two lines, our automated line, is housed in the extension added to the main building in 2004.  This portion of the building is 15,000 sq. feet and houses a completely separate line.  This line runs at 20 feet per minute and is capable of producing over 20MM board feet per shift annually when running at 100% efficiency.  We currently need to operate this line one shift only, but could quickly increase our capacity to meet market demand by adding shift(s).  Automation efficiencies on this line cover: unstacking and restacking of panels; use of automated Pyrotite coating equipment, a computer controlled mixing area; automatic panel weight information fed back continuously to the operators; and a custom panel curing system.  This line produces panels of much higher, consistent quality than the older line, at a much more marketable cost point.

Future growth plans may include plants modeled after this new line, placed strategically near markets of prime opportunity; built either by Barrier or with licensed partners.

Regardless of which line is used, the production process for the Pyrotite technology contains no hazardous or controlled substances that could raise environmental concerns.   The majority of materials used in the production of Pyrotite are naturally occurring and are therefore accepted at local land-fills.   Use and handling instructions for the Company’s finished products are no more stringent than those required for handling other natural wood based building products.

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

         No Disclosure Necessary

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

The following table lists the volume of trading and high, low and closing sales prices on the TSX Venture Exchange for the Company's common shares for the last eight fiscal quarters.

Table No. 1

TSX Venture Exchange

Common Shares Trading Activity

Canadian Dollars

______________________________________________________________________________

______________________________________________________________________________

                                                                     - Sales -

Period                                                        Canadian Dollars

Ended                                 Volume          High       Low   Closing

Quarterly

 6/30/2008                           240,000      CDN$0.20  CDN$0.14  CDN$0.19

 3/31/2008                           189,500          0.24      0.16      0.18

12/31/2007                           476,900          0.34      0.17      0.22

 9/30/2007                           171,100          0.40      0.22      0.34

 6/30/2007                           196,227          0.45      0.36      0.40

 3/31/2007                           203,685          0.69      0.37      0.46

12/31/2006                           110,407          0.71      0.56      0.59

 9/30/2006                            55,100          0.75      0.72      0.74

______________________________________________________________________________

______________________________________________________________________________

Table No. 2 lists the volume of trading and high, low and closing sales prices on the OTC Bulletin Board for the Company's common shares for: the last eight fiscal quarters.

Table No. 2

OTC Bulletin Board

Common Shares Trading Activity

US Dollars

______________________________________________________________________________

______________________________________________________________________________

                                                                     - Sales -

    Period                                                          US Dollars

     Ended                           Volume           High      Low    Closing

Quarterly

 6/30/2008                        2,331,400        US$0.22   US$0.12   US$0.15

 3/31/2008                        2.289.700           0.25      0.12      0.19

12/31/2007                        3,166,500           0.45      0.13      0.23

 9/30/2007                        1,916,500           0.40      0.20      0.33

 6/30/2007                        1,654,961           0.42      0.33      0.40

 3/31/2007                        4,126,476           0.59      0.34      0.40

12/31/2006                        4,235,520           0.65      0.41      0.49

 9/30/2006                        2,258,305           0.76      0.58      0.62

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

The initial roster of the CDNX was made up of venture companies previously listed on the Vancouver Stock Exchange or the Alberta Stock Exchange and later incorporated junior listings from the Montreal Stock Exchange, the Winnipeg Stock Exchange, and the CDN Over-The-Counter Market.  The TSX Venture Exchange is a venture market as compared to the TSX Stock Exchange that is Canada’s senior market and the Montreal Exchange that is Canada’s market for derivatives products.

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

On 9/26/2008, the Company’s shareholders’ list showed 29,414,925 common shares outstanding and 140 registered shareholders with: 4,706,388 shares owned by 41 registered shareholders/depositories resident in Canada; 24,708,437 shares owned by 98 registered shareholders/depositories resident in the United States; and 100 shares owned by one shareholder in one other countries.

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

Securities Authorized For Issuance Under Equity Compensation Plans

None

Use of Proceeds From Sales of Securities is for working capital

Recent Sales of Unregistered Securities

The Company relied on the exemptions from registration under Regulation S for the following private placements of securities to only Canadian residents:

Fiscal 2007:          Stock option exercise   25,000 shares, $11,221

Fiscal 2008:          None

Fiscal 2009-to-date:  None

ITEM. 6.  SELECTED FINANCIAL DATA

Selected financial data as shown in the following table for the Company for Fiscal 2008 Ended June 30th was derived from the consolidated financial statements of the Company that have been audited by BDO Dunwoody LLP (was merged with Amisano Hanson  Chartered Accountant), Chartered Accountants, as indicated in their auditor’s report included elsewhere in this Annual Report.  Selected financial data as shown in the following table for the Company for fiscal 2007/2006 ended June 30th was derived from the consolidated financial statements of the Company that have been audited by Amisano Hanson Chartered Accountants, as indicated in their auditor’s report included elsewhere in this Annual Report.  The selected financial data set forth for the Fiscal 2005/2004 is derived from the Company's audited consolidated financial statements, not included herein.

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

Selected Financial Data

($ in 000’s, except per share data)

_________________________________________________________________________________

_________________________________________________________________________________

                                Year       Year       Year       Year       Year

                               Ended      Ended      Ended      Ended      Ended

                           6/30/2008  6/30/2007  6/30/2006  6/30/2005  6/30/2004

                                                  (Note 2)    (Note 2)

________________________________________________________________________________

Sales Revenue                 $4,878     $6,130     $6,604     $4,376     $3,035

Net Income (Loss)              ($808)     ($491)     ($146)     ($941)     ($309)

Income (Loss) per Share       ($0.03)    ($0.02)   (($0.01)    ($0.04)    ($0.02)

Dividends Per Share              Nil        Nil        Nil        Nil        Nil

Wtg. Avg. Shares (000)        29,415     28,648     28,829     25,546     20,121

Period-end Shares O/S         29,415     29,415     29,390     27,645     22,975

--------------------------------------------------------------------------------

Working Capital                 $433       $845     $1,109     $1,496       $597

Long-Term Debt                  $750       $290        $27        $34        $58

Capital Lease Obligations       $462       $529       $603       $604       $645

Capital Stock                $15,079    $15,079    $15,060    $13,899    $11,245

Shareholders’ Equity          $3,873     $4,634     $5,000     $3,864     $1,499

Total Assets                  $5,738     $5,888     $6,172     $4,792     $2,669

---------------------------------------------------------------------------------

 (1) Cumulative Net Loss since incorporation to 6/30/2008 was ($12,208,434).

_________________________________________________________________________________

 (2) The net losses for each of the years ended June 30, 2006 and June 30, 2005 have been restated to reflect foreign currency translation adjustments as a component of income rather than as a component of comprehensive income as had been previously recorded by the Company.

_________________________________________________________________________________

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies

The SEC defines critical accounting policies as those that are, in management's view, important to the portrayal of the Company’s financial condition and results of operations and require management's judgment. The discussion and analysis of the financial condition and results of operations is based on the audited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Management bases its estimates on experience and on various assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. The Company’s critical accounting policies include:

Revenue Recognition

i)   Building Supplies

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104, “Revenue Recognition”, which requires that: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed and determinable, and (iv) collectibiltiy is reasonably assured. The Company recognizes revenue when the building supplies have been shipped and the customer has been invoiced.

ii)  License Fees

License fees revenue is recognized when the licensee records the sale of products from certain fire retardant technology known as IPOSB technology and collection is reasonably assured. There was no license fee revenue during the years ended June 30, 2008 and 2007.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. The Company has determined that no impairment of long-lived assets exists as of June 30, 2008 or June 30, 2007.

Stock-based Compensation

The Company accounts for all stock-based payments and awards under the fair value based method.

Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of paying with or using equity based instruments. The cost of the stock-based payments to non-employees that are fully vested and non-forfeitable as at the grant date  is measured and recognized at that date.

The Company accounts for the granting of share purchase options to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant.  The fair value of all share purchase options are expensed over their vesting period with a corresponding increase to additional capital surplus.  Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional capital surplus, is recorded as an increase to share capital

The Company uses the Black-Scholes option valuation model to calculate the fair value of share purchase options at the date of the grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position.  The interpretation is effective for fiscal years beginning after December 15, 2006.  Effective July 1, 2007, the Company adopted the provisions of FIN 48. Based on the Company’s assessment of FIN 48, as at July 1, 2007, there was no significant impact on the results of operations or financial position and required no adjustment to the opening balance sheet accounts. The Company’s analysis supports the same conclusion, and there is no accrual for uncertain tax positions as of June 30, 2008. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

In December 2007, the FASB issued SFAS 141R “Business Combinations” which is effective for fiscal years beginning after December 15, 2008. SFAS 141R, which will replace FAS 141, is applicable to business combinations consummated after the effective date of December 15, 2008.  The Company is currently evaluating the impact that the adoption of SFAS No. 141R might have on its financial position or results of operations.

In December 2007, the FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51”. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of SFAS 160 might have on its financial positions or results of operations.

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133.  This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is currently evaluating the impact that the adoption of SFAS 161 might have on its financial position or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Equity Financing Timeline

Fiscal 2007:          Stock option exercise  25,000 shares, $11,221

Fiscal 2008:          None

Fiscal 2009-to-date:  None

Fiscal 2008 Ended 6/30/2008

International Barrier Technology Inc. (Barrier) manufactures and sells fire-rated building materials primarily in the United States.  Barrier has a patented fire protective material (Pyrotite™) that is applied to building materials to greatly improve their respective fire resistant properties.  Coated wood panel products are sold to builders through building product distribution companies all over the United States.  Many of the top multifamily homebuilders in the United States utilize Barrier’s fire-rated structural panel Blazeguard® in areas where the building code requires the use of a fire-rated building panel.

Discussion of Operations

Barrier’s financial statements are filed with both the SEC (USA) and SEDAR (Canada) and are disclosed in US dollars utilizing US generally accepted accounting principles.  Barrier’s filings with the SEC consist of quarterly reviewed financial statements on Form 10-Q and annual audited financial statements on Form 10-K.  Barrier continues to file the above financial statements with SEDAR in Canada.

Sales revenue reported for the fiscal year ending June 30, 2008 was $4,877,605.  Total sales volume, as measured by surface volume of product shipped, was 7,222,500 sq.ft.  During the same period in the previous year, Barrier shipped 8,908,100 sq.ft. with sales revenue of $6,130,226.

The loss of sales volume, year to year, is attributed to the substantial decline in US residential housing starts.  Barrier sold 1,517,300 sq. ft. to residential markets in FY2008, only 44 percent of what was shipped in the previous year; representing a decline in sales volume to this market of 1,950,600 sq.ft.  All other markets experienced increases in sales volume.

Sales into the Commercial Modular Sector grew by four percent to 5,637,000 sq.ft., up from last year’s total of 5,421,500 sq.ft.  The remainder of the current fiscal sales volume, 68,200 sq.ft. was shipped into the SIPs (structural insulated panel) market.  This was an increase of 49,400 sq.ft. over the 18,700 sq.ft. shipped into this market in 2007.

Barrier continues to expand the geographic base for Blazeguard sales in the US. Barrier and is actively marketing Blazeguard to the multi-family residential roof deck market in Southern California and in Texas.  Barrier’s wholesale building products distributor in California has invested in Blazeguard inventory and expects to see increased sales to builders and lumber dealers in the coming months.

In August 2008, Blazeguard® was added to the short list of the California State Fire Marshall’s Office (CSFM) approved products for high risk wildfire zones.  Blazeguard® is listed as an approved exterior sheathing for roof and wall applications; a “limited ignition” material; and, for use in soffit areas under eaves.  Barrier is currently marketing this fact to local architects, building code officials, and builders in the area.  The initial response has encouraged Barrier to believe that as the housing economy improves in California, Blazeguard® sales there to residential markets could exceed any other area previously targeted.

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

As the US building industry continues its recovery throughout Calendar 2008, and as housing starts continue their climb back to levels reflecting the underlying need for new homes, Barrier anticipates a significant recovery in the growth rate of Blazeguard residential sales volume.  Barrier continues its press to add builders, one by one.  During “slow times”, Barrier, and the existing Blazeguard distribution network, have found builders eager to learn about how Blazeguard can improve the value of their homes.  Barrier’s aggressive positioning during this time period has created future opportunity and set the stage for strong growth as the housing market improves.

Gross profit for the Fiscal 2008 was $339,086 down from $829,020 in the previous year.  There was a classification change during the current and prior year to include amortization and R&D in cost of sales.  Therefore, the reclassified gross margin, as a percentage of sales revenue was 7% year-to-date in comparison to 13.5% in the prior year.

For historical comparison purposes, and as previously reported, the gross margin less the non-cash items of amortization and R&D was 17.8%, down from the 23.2% reported in 2007.  Lower volumes of production contributed to the lower gross margins as fixed costs are spread over a smaller volume of product.

Cost of sales decreased to $4,538,519 from $5,301,206 in Fiscal 2007.  Reduced production volumes have impacted the cost of sales directly.  As mentioned previously, the cost of sales was reclassified to include amortization and R&D expenses in this reporting period.  After reclassification, the average cost per sq.ft. of production year to date was $0.63 in comparison to $0.60 in the year prior.  For historical comparison purposes and as previously reported, in 2007 net of amortization and R&D the average cost of production was $0.53 ($0.56 in 2008).

R&D expenses which were incurred as new market applications continue to be explored and developed were $144,181 vs. $219,319 in Fiscal 2007.

Included in cost of sales was amortization on plant and equipment.  Amortization increased slightly from $246,847 in 2007 to $260,335 in 2008.  The expense reflects scheduled depreciation of the new manufacturing line equipment and building expansion.  The amortization of the worldwide Pyrotite technology (including patents, technical know-how, and trademarks) began when Barrier purchased it in 2004 and will continue at existing rates until it is fully depreciated (eight years).  Neither of these items have an impact on the cash position of the Company.

Administrative expenses was decreased from $1,378,896 in 2007 to $1,199,715 in 2008.  The administrative costs per sq. ft. increased slightly for the reporting period, from $0.16 to $0.17.  As volumes continue to increase, a reduction in the average cost of administrative expense per sq.ft. produced is expected.  Barrier expects the reduction in the average cost of administration to have a significant impact on bottom line performance in future reporting periods.

Barrier is required to report a line item entitled “stock-based compensation”.  This figure is an estimate of the value of stock options awarded to management and key personnel as a portion of their total compensation package (see section: Critical Accounting Estimates below).  The Company uses the Black-Scholes formula to calculate the fair value of the stock options.  While this reporting is a requirement, and a true reflection of value the company is granting to key personnel, it is a “non-cash” item that does not affect current operating cash flows.  Stock-based compensation for Fiscal 2008 was $47,329, in contrast to $113,681 during the previous year.

Accounting and Audit Fees are substantially lower year to date ($45,331 in 2008 vs. $91,582 in 2007).  This is attributed to moving several tasks “in-house” and the completion of a tax-filing project that occurred in 2007 to capture loss/carry forward amounts for future filings.

Consulting Fees increased to $19,934 this year in comparison to $3,428 in 2007.  In June 2008, Barrier enlisted the services of the George May International Consulting Group to evaluate management practices and existing accountability requirements within the operating facility in Watkins.  As a result, the organizational structure has been modified, and an entire layer of management removed.  Barrier anticipates that the improved communications and accountability requirements also implemented will allow this change to occur without negatively impacting management effectiveness.

Fiscal 2008 insurance costs have decreased to $125,974 in comparison to $130,873 last year.  The difference is due to slightly lower premiums due to lower volume of sales.

Interest on Long Term Obligations has increased from $52,870 to $82,109 for the reporting period.  This increase is a result of utilizing an operating line of credit that has enabled Barrier to grow inventory levels to anticipate customer needs and to provide interim funding for short term capital requirements.

In July 2008, the line of credit was modified to include $500,000 of capital debt which is being amortized at the bank over a 10-year period.  This debt for capital is being secured by the building, property, and equipment in the building.  An additional $500,000 of credit was provided by the bank as an “operating” line of credit, secured by inventory, receivables, and cash.  The current amount of debt on the operating line is $250,000.

Legal fees declined significantly to $64,024 for Fiscal 2008.  For Fiscal 2007, legal fees were $109,359.  Legal fees were expended on activities in support of Blazeguard and Pyrotite patent and trademark registration activities for New Zealand and Australia.  Legal fees were also incurred for Barriers registration of the trade name MycoGuard™ and Firepatch™ Kit.  Barrier believes protecting its technology and trademarks is an important step in positioning itself to develop strategic partners and potential technology licensees.

Sales, marketing, and investor relations expenses are considerably lower at $68,909 vs. $171,753, in comparison to the prior year.  Sales expenses are expected to grow during Fiscal 2009 with the development of Texas, Kansas City, and the southern California territories.  Barrier will also continue to expand upon its shareholder and customer communication programs to ensure the public is informed about business development and emerging opportunities as they arise.

Other income includes income not directly related to business operations.  Other items reported herein include $21,152 in interest income vs. $33,968 in prior year and a gain of $31,127 in foreign exchange vs. $24,885 in prior year.

Net income (loss)

A net loss of ($808,350) is being reported for Fiscal 2008, whereas in fiscal 2007, a net loss of ($491,023) was reported.  Barrier will continue its efforts to cut costs wherever it can to help offset the decline in sales volume during this steep retraction in residential construction.  Keeping a vigilant handle on costs will help keep operational losses as low as possible and enable recovery to occur sooner and at lower volumes than previously possible.

It is important to note that even with these significant reported losses, the company experienced a negative cash flow for the year ended June 30, 2008 of only ($79,654).  It is difficult for any small-cap company to withstand long periods of financial losses; sooner or later, the money required to operate may simply run out.  However, the Company has continued to sustain operations through some very difficult economic times without having to experience any significant curtailment in capacity or loss of market share.  There is urgency in addressing the negative financial statement opportunity at Barrier and Barrier’s management team and Board of Directors are actively addressing these issues.  Barrier is confident that the company will remain solvent and move into profitable territory very soon.

New product and market development

Barrier continues to invest time and financial resources in an effort to accelerate long and near term growth.  While these expenditures take away from near term profits, research and development of new products and applications as well as market development for existing products and applications are crucial to the attainment of strategic objectives and business alliances.  Barrier intends to grow the business to levels far beyond those currently attained and new initiatives in products and markets are necessary if these long term goals are to be achieved.  Ongoing initiatives continue to provide opportunities for sales expansion and growth.

Barrier, in collaboration with MuleHide Products, continues to experience success in supply both Class A and C rated roof assemblies in commercial modular roof decks for buildings destined for military use on domestic military bases.  A “new” Underwriters Laboratories (UL) listing allows a FR C board to be utilized under an alternate single-ply membrane (FPEM) while achieving a Class A system rating.  This system significantly reduces the cost of the structure and Barrier and MuleHide believe this system has a great future in commercial modular sales.

In support of the strength requirements for fire and strength rated walls, Barrier completed an extensive testing protocol performed by Progressive engineering, Inc. (PEI), an ICS certified independent testing, certification, and listing laboratory.  The results demonstrate Blazeguard’s ability to improve lateral load capability (shear strength for earthquake zones) and include new span and load ratings for both roof and wall applications (allowable vertical load for snow and wind load requirements).

Blazeguard treatment has always been known to increase the strength of the substrate panel, now these strength improvements are certified in a way that will improve an architect’s ability to reach required designed loads in a variety of applications without having to use thicker panels to improve strength.

Barrier has been working with a major insulative foam producer in an attempt to develop a fire rated foam product that can be used both in the finishing of basement walls as well as in “built-up” commercial roof decks.  While it is still early in the R&D phase, Barrier and the foam producer has developed samples and have scheduled to fire test them in October 2008.

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

Financial position & financings

Barrier ended the period with a working capital surplus of $432,882.

The Company generated negative operating cash flow for the fiscal year ended June 30, 2008 of ($79,654) from $76,746 for the fiscal year ended June 30, 2007.  The net cash outflow from operating activities for the current fiscal year ended was primarily a result of a net loss of $(808,350), an increase in accounts receivable of $109,486 and reduction of finished goods in inventory and an increase in accounts payable of $217,885.  The Company expects to fund short-term cash needs out of current operations and supplement other short-term needs with the operating line of credit that is secured by current working capital.

Investing activities resulted in a net cash outflow of $434,095 in this year compared to a net cash outflow of $463,853 in prior year.  The Company incurred a significant amount of $420,145 in manufacturing equipment.  The Company does not expect any additional long-term capital needs in the near future as they recently expanded the operations with a more efficient automated process that is projected to fulfill future growth needs.  The new automation was funded largely by a private placement coupled with operating cash flows.

Financing activities resulted in a net cash inflow of $392,859 in the current year compared to a net cash inflow of $200,804 for the same period last year. The increase in cash inflow in financing activities was primarily from obtaining more debt financing and no repayment of debt.

There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, the level of competition or general economic conditions.

Although management believes that revenues will increase, management also expects an increase in  operating costs. Consequently, the Company expects to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner.

The Auditors' Report on the June 30, 2008 consolidated financial statements includes an additional comment that states that there exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty.

Related Party Transactions

During the twelve months ended June 30, 2008 the Company incurred wages and management fees of $180,504 with directors of the Company and companies with common directors.  The Company paid $177,419 wages and management fees for the same prior year ended.

Other Matters

As at June 30, 2008 and 2007, the Company had not have any off-balance sheet arrangements to report.

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

The Company will report further on this matter as developments occur.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the eight most recently completed quarters:

	June 30 2008	March 31 2008	Dec 31 2007	Sept 30 2007	June 30 2007	March 31 2007	Dec 31 2006	Sept 30 2006
Volume shipped (MSF)	1891	1,893	1,555	1,883	2,273	1,643	2,252	2,692
Total Revenues (000)	$1,349	$1,214	$1,065	$1,249	$1,434	$1,068	$1,643	$1,985
Operating Income (000)	($143)	($208)	($271)	($239)	($44)	($204)	($181)	($127)
Net income (loss) (000)	($134)	($224)	($258)	($193)	$12	($191)	($205)	($107)
EPS (Loss) Per Share	($0.01)	($0.01)	($0.01)	($0.00)	$0.00	($0.01)	($0.01)	($0.00)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISH

None

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INTERNATIONAL BARRIER TECHNOLOGY INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders,

International Barrier Technology Inc.

We have audited the accompanying consolidated balance sheets of International Barrier Technology Inc. as of June 30, 2008 and the related consolidated statements of operations, cash flows and stockholders’ equity for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Barrier Technology Inc as of June 30, 2008 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had an accumulated deficit of $12,208,434 at June 30, 2008 and incurred a net loss of $808,350 for the year then ended. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP
Chartered Accountants

Vancouver, Canada
October 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders,

International Barrier Technology Inc.

We have audited the accompanying consolidated balance sheets of International Barrier Technology Inc. and subsidiaries as of June 30, 2007 and the related consolidated statements of operations, cash flows and stockholders’ equity for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Barrier Technology Inc. and subsidiaries as of June 30, 2007 and the results of their operations and their cash flows for the year then ended conformity with accounting principles generally accepted in the United States of America.

Vancouver, Canada	/s/ Amisano Hanson
September 7, 2007	Chartered Accountants

INTERNATIONAL BARRIER TECHNOLOGY INC. CONSOLIDATED BALANCE SHEETS June 30, 2008 and 2007 (Stated in US Dollars)

ASSETS		2008	2007
Current
Cash and cash equivalents		$ 436,426	$ 557,316
Accounts receivable		360,417	250,931
Inventory – Note 3		293,979	478,504
Prepaid expenses and deposits		58,870	60,175

		1,149,692	1,346,926
Property, plant and equipment – Note 4		4,076,017	3,902,257
Patent, trademark and technology rights– Note 5		512,267	638,683
		$ 5,737,976	$ 5,887,866

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 10		$ 645,656	$ 427,771
Deferred income		7,159	6,772
Current portion of obligation under capital leases – Note 7		63,994	66,892

		716,809	501,435
Long-term debt – Note 6		750,000	290,211
Obligation under capital leases – Note 7		398,298	462,330
		1,865,107	1,253,976

STOCKHOLDERS’ EQUITY
Common stock – Note 8
Authorized:
100,000,000	common shares without par value
Issued:
29,414,925	common shares (2007: 29,414,925 common shares)	15,079,071	15,079,071
Additional capital – stock-based compensation		1,002,232	954,903
Deficit		(12,208,434)	(11,400,084)

		3,872,869	4,633,890
		$ 5,737,976	$ 5,887,866

Commitments – Notes 6, 7 and 8
Contingency – Note 14

APPROVED BY THE DIRECTORS:

“ David Corcoran”	Director	“ Victor Yates”	Director
David Corcoran		Victor Yates

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC. CONSOLIDATED STATEMENTS OF OPERATIONS for the years ended June 30, 2008 and 2007 (Stated in US Dollars)

	2008	2007

Sales	$ 4,877,605	$ 6,130,226

Cost of sales	(4,538,519)	(5,301,206)

Gross profit	339,086	829,020

Expenses
Accounting and audit fees	45,331	91,582
Consulting fees	19,934	3,428
Filing fees	23,546	22,980
Insurance	125,974	130,873
Interest and bank charges	247	3,026
Interest on long-term obligations	82,109	52,870
Legal fees	64,024	109,359
Office and miscellaneous	69,268	59,861
Sales marketing and investor relations	68,909	171,753
Telephone	12,285	11,857
Transfer agent fees	13,729	9,125
Wages and management fees – Note 10 (includes $47,329 and $113,681 of stock-based compensation, Note 8)	674,359	712,182

	1,199,715	1,378,896

Loss before other income	(860,629)	(549,876)

Other income	52,279	58,853

Net loss for the year	$ (808,350)	$ (491,023)

Basic and diluted loss per share	$ (0.03)	$ (0.02)

Weighted average number of shares outstanding	29,414,925	28,648,474

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC. CONSOLIDATED STATEMENTS OF CASH FLOWS for the years ended June 30, 2008 and 2007 (Stated in US Dollars)

	2008	2007

Operating Activities
Net loss for the year	$ (808,350)	$ (491,023)
Items not involving cash:
Amortization – plant and equipment	260,335	246,847
– patent, trademark and technology rights	126,416	125,000
Stock-based compensation	47,329	113,681
Changes in non-cash working capital balances related to operations:
Accounts receivable	(109,486)	222,168
Inventory	184,525	(160,077)
Prepaid expenses and deposits	1,305	(25,571)
Deferred income	387	6,772
Accounts payable and accrued liabilities	217,885	(114,543)

	(79,654)	(76,746)

Investing Activities
Purchase of plant and equipment	(434,095)	(463,853)

Financing Activities
Increase in long-term debt	459,789	290,211
Decrease in long-term debt	-	(27,300)
Decrease in obligations under capital lease	(66,930)	(73,328)
Common shares issued for cash	-	11,221

	392,859	200,804

Change in cash during the year	(120,890)	(339,795)

Cash and cash equivalents, beginning of the year	557,316	897,111

Cash and cash equivalents, end of the year	$ 436,426	$ 557,316

Supplementary cash flow information
Cash paid for interest	$ 82,109	$ 52,870

Non-cash Transaction – Note 12

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY for the years ended June 30, 2008 and 2007 (Stated in US Dollars)

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

SEE ACCOMPANYING NOTES

Continued INTERNATIONAL BARRIER TECHNOLOGY INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY for the years ended June 30, 2008 and 2007 (Stated in US Dollars)

			Additional
	Common Stock		Capital –
	Issued		Stock-based
	Shares	Amount	Compensation	Deficit	Total

Balance, June 30, 2007	29,414,925	$ 15,079,071	$ 954,903	$ (11,400,084)	$ 4,633,890
Stock-based compensation	-	-	47,329	-	47,329
Net loss for the year	-	-	-	(808,350)	(808,350)

Balance, June 30, 2008	29,414,925	$ 15,079,071	$ 1,002,232	$ (12,208,434)	$ 3,872,869

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

(Stated in US Dollars)

Note 1

Nature of Operations

The Company develops, manufactures and markets proprietary fire resistant building materials branded as Blazeguard in the United States of America and, as well, the Company owns the exclusive U.S. and international rights to the Pyrotite fire retardant technology.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2008, the Company had an accumulated deficit of $12,208,434 (2007:  $11,400,084) since its inception and incurred a net loss of $808,350 (2007 $ 491,023) for the year and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due Management expects the Company’s operating cash requirement over the twelve-month period ended June 30, 2009 to be approximately $6,500,000. Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

The Company was incorporated under the British Columbia Company Act and is publicly traded on the TSX Venture Exchange in Canada (“TSX”) and the OTC Bulletin Board in the United States of America.

During the years ended June 30, 2008 and June 30, 2007, the Company had assets in each of Canada and the United States of America and generated sales primarily in the United States of America.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

(Stated in US Dollars) – Page 2

Note 2

Significant Accounting Policies

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuations, asset impairment, stock based compensation and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

c)

Inventory

Inventory is valued by management at the lower of average cost and net realizable value.  Additionally, as required by SFAS No. 151, “Inventory Costs – an Amendment of ARB No. 43, Chapter 4”, items such as abnormal amounts of idle facility expense, freight, handling and wasted material be recognized as current period charges rather than inventory value.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

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

Leasehold Improvements are depreciated on a straight–line basis over the shorter of the lease term (being five years) or economic life.

e)

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. The Company has determined that no impairment of long-lived assets exists as of June 30, 2008 or June 30, 2007.

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

June 30, 2008 and 2007

(Stated in US Dollars) – Page 4

Note 2

Significant Accounting Policies – (cont’d)

g)

Foreign Currency Translation

The functional currency for the Company’s operations is the US dollar. Monetary assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the exchange rate prevailing at the end of the year.  Non-monetary assets and liabilities are translated at the exchange rate prevailing at the respective transaction dates while revenues and expenses are translated at the average exchange rate during the year.  Exchange gains and losses are recognized in income.

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

The weighted average number of common shares outstanding for 2007 has been revised from the original calculation to correct an error in the computation.  The impact of the change did not result in a change in the Company’s loss per share for the year ended June 30, 2007.

j)

Financial Instruments

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, long-term debt and obligation under capital leases.  Unless otherwise noted, the fair values of these financial instruments approximate their carrying values.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

(Stated in US Dollars) – Page 5

Note 2

Significant Accounting Policies – (cont’d)

k)

Accounts Receivable and Concentrations of Credit Risk

The Company grants credit to its customers in the normal course of business. Trade receivables are typically non-interest bearing and are initially recorded at cost. Sales to the Company’s recurring customers are generally made on open account terms Past due status of customer accounts is determined based on how recently payments have been received in relation to payment terms granted. Credit is generally extended based upon an evaluation of each customer’s financial condition, with terms consistent in the industry and no collateral required. Losses from credit sales, if any, are provided for in the financial statements.  The Company reviews its accounts receivable for collectibility based on an evaluation of specific customer risks along with historical and probable bad debt experience. Management determined that no allowance was necessary at June 30, 2008 and 2007.

During the year ended June 30, 2008, one customer accounted for 74.4% (2007: two customers accounted for 54.7% and 12.85% respectively) of the Company’s sales.  The loss of  this customer or the curtailment of purchases by such customer could have a material adverse effect on the Company’s financial condition and results of operations.

Currency Risk

The Company holds cash of $414,411 in Canadian dollars exposing it to a foreign currency exchange risk.

l)

Revenue Recognition

i)

Building Supplies

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104, “Revenue Recognition”, which requires that: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed and determinable, and (iv) collectibility is reasonably assured. The Company recognizes revenue when the building supplies have been shipped and the customer has been invoiced.

iii)

License Fees

License fees revenue is recognized when the licensee records the sale of products from certain fire retardant technology known as IPOSB technology and collection is reasonably assured. There was no license fee revenue during the years ended June 30, 2008 and 2007.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

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

m)

Stock-based Compensation

The Company accounts for all stock-based payments and awards under the fair value based method.

Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of paying with or using equity based instruments. The cost of the stock-based payments to non-employees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

The Company accounts for the granting of share purchase options to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant.  The fair value of all share purchase options are expensed over their vesting period with a corresponding increase to additional capital surplus.  Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional capital surplus, is recorded as an increase to share capital

The Company uses the Black-Scholes option valuation model to calculate the fair value of share purchase options at the date of the grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

n)

Comparative Figures

Certain of the comparative figures have been reclassified to conform with the current year’s presentation.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

(Stated in US Dollars) – Page 7

Note 2

Significant Accounting Policies – (cont’d)

o)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position.  The interpretation is effective for fiscal years beginning after December 15, 2006.  Effective July 1, 2007, the Company adopted the provisions of FIN 48. Based on the Company’s assessment of FIN 48, as at July 1, 2007, there was no significant impact on the results of operations or financial position and required no adjustment to the opening balance sheet accounts. The Company’s analysis supports the same conclusion, and there is no accrual for uncertain tax positions as of June 30, 2008. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

In December 2007, the FASB issued SFAS 141R “Business Combinations” which is effective for fiscal years beginning after December 15, 2008. SFAS 141R, which will replace FAS 141, is applicable to business combinations consummated after the effective date of December 15, 2008.  The Company is currently evaluating the impact that the adoption of SFAS No. 141R might have on its financial position or results of operations.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

(Stated in US Dollars) – Page 8

Note 2

Significant Accounting Policies – (cont’d)

o)

Recent Accounting Pronouncements (cont’d)

In December 2007, the FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51”. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of SFAS 160 might have on its financial positions or results of operations.

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133.  This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is currently evaluating the impact that the adoption of SFAS 161 might have on its financial position or results of operations.

Note 3

Inventory

	2008	2007

Raw materials	$ 223,750	$ 299,273
Finished goods	70,229	179,231

	$ 293,979	$ 478,504

Note 4

Property, Plant and Equipment

		2008
		Accumulated
	Cost	Amortization	Net

Manufacturing equipment	$ 3,415,039	$ 737,986	$ 2,677,053
Equipment and furniture	33,194	26,028	7,166
Computer equipment	28,938	23,870	5,068

	3,477,171	787,884	2,689,287

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

(Stated in US Dollars) – Page 9

Note 4

Property, Plant and Equipment (cont’d)

		2008
		Accumulated
	Cost	Amortization	Net

Assets under capital lease

Equipment	69,696	17,347	52,349
Land	54,498	-	54,498
Building	1,871,287	649,850	1,221,437
Railroad spur	94,108	35,662	58,446

	2,089,589	702,859	1,386,730

	$ 5,566,760	$ 1,490,743	$ 4,076,017

		2007
		Accumulated
	Cost	Amortization	Net

Manufacturing equipment	$ 2,994,894	$ 571,754	$ 2,423,140
Equipment and furniture	33,194	23,395	9,799
Computer equipment	28,938	22,210	6,728

	3,057,026	617,359	2,439,667

Assets under capital lease

Equipment	69,696	10,377	59,319
Land	54,498	-	54,498
Building	1,857,337	570,774	1,286,563
Railroad spur	94,108	31,898	62,210

	2,075,639	613,049	1,462,590

	$ 5,132,665	$ 1,230,408	$ 3,902,257

Amortization of assets under capital leases included in amortization expense for the year ended June 30, 2008 is $89,810 (2007:  $89,506).

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

(Stated in US Dollars) – Page 10

Note 5

Patent, Trademark and Technology Rights

	2008	2007

Trademark and technology rights – at cost	$ 1,000,000	$ 1,000,000
Patent – at cost	24,104	24,104
	1,024,104	1,024,104

Less: accumulated amortization	(511,837)	(385,421)

	$ 512,267	$ 638,683

Note 6

Long-term Debt

	2008	2007

Revolving bank loan facility in the amount of $1,000,000 bearing interest at 8.5% and secured by a charge over accounts receivable, inventory and equipment. The balance is due on July 1, 2009	$ 750,000	$ 290,211

Subsequent to June 30, 2008, the terms of the revolving bank facility was modified to include a $500,000 capital loan being amortized by the bank over a 10 year period and which is secured by building, property and equipment. Additionally, the bank provided a $500,000 credit facility as an operating line of credit from which the Company has drawn $250,000.

Note 7

Obligation Under Capital Leases

Future minimum lease payments on the obligation under capital leases together with the obligation due under capital leases are as follows:

2008	$ 89,685
2009	76,072
2010	73,621
2011	73,621
2012	73,621
Thereafter	184,054

570,674
Less: amount representing interest	(108,382)

462,292
Less: current portion	(63,994)

Long-term portion	$ 398,298

The capital leases bear interest at various rates from 4.75% to 6%. Interest on capital leases included in interest on long-term debt for the year ended June 30, 2008 is $29,606 (2007:  $42,900).

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

(Stated in US Dollars) – Page 11

Note 8

Common Stock

a)

Escrow:

At June 30, 2008, there are 48,922 common shares held in escrow by the Company’s transfer agent. These shares were issuable in accordance with a time release schedule in the escrow share agreement. As at June 30, 2008, all of the shares held in escrow are issuable but the Company has yet to request their release.

b)

Commitments:

Share Purchase Warrants

A summary of the Company’s share purchase warrants outstanding is summarized below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, June 30, 2007	3,143,000	$0.75
Exercised	(1,890,000)	$0.63

Balance, June 30, 2007	1,253,000	$0.92
Cancelled	(1,253,000)	$0.92

Balance, June 30, 2008	-	$ -

At June 30, 2008, there were no outstanding purchase warrants.

Stock-based Compensation Plan

In November 2005, the Company continued its rolling stock option plan (“the 2005 Rolling Plan”).  The 2005 Rolling Plan provides for the granting of stock options to selected directors, officers, employees or consultants in an aggregate amount of up to 10% of the issued and outstanding common shares of the Company.  Under the 2005 Rolling Plan, the granting of stock options, exercise prices and terms are determined by the Company's Board of Directors. Options granted to non-executive employees and consultants typically vest in stages over various periods of time while options granted to Directors and executive employees vest immediately upon their grant.   The exercise price shall not be less than the Discounted Market Price, which is defined as the last closing price of the common shares before the date of the grant less an applicable discount, as allowed by the regulatory authorities. Options granted under the 2005 Rolling Plan may not exceed  a term of 5 years unless the Company achieves classification as a “Tier 1 “ issuer in accordance with the policies of the TSX, in which case, the options may be granted for a maximum term of 10 years.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

(Stated in US Dollars) – Page 12\

Note 8

Common Stock (cont’d)

b)

Commitments – (cont’d)

Stock-based Compensation Plan (cont’d)

A summary of the status of the Company’s share purchase option plan as of June 30, 2008 and 2007 and changes during the years ending on those dates is presented below:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value

Outstanding, June 30, 2006	2,220,900	$0.57	$ 288,717
Granted	290,000	$0.65
Exercised	(25,000)	$0.51
Expired	(32,500)	$0.44
Outstanding, June 30, 2007	2,453,400	$0.57	$ -

Granted	740,000	$0.45
Exercised	-	-
Expired	(1,085,850)	$0.51
Outstanding, June 30, 2008	2,107,550	$0.56	$ -

Exercisable, June 30, 2008	1,870,050

The following summarizes information about share purchase options outstanding as at June 30, 2008:

	Exercise		Remaining Contractual
Number	Price	Expiry Date	Life

40,000	$0.38	March 6, 2009	0.68 years
1,077,550	$0.65	August 24, 2009	1.15 years
740,000	$0.45	January 10, 2010	1.53 years
250,000	$0.55	August 9, 2010	2.11 years
2,107,550

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

(Stated in US Dollars) – Page 13

Note 8

Common Stock – (cont’d)

b)

Commitments – (cont’d)

Stock-based Compensation Plan – (cont’d)

Stock-based compensation charges have been determined under the fair value method using the Black-Scholes option pricing model with the following assumptions:

	2008	2007

Expected dividend yield	0.0%	0.0%
Expected volatility	146%	60%
Risk-free interest rate	2.71%	5.25%
Expected term in years	1.75 years	2 years

Note 9

Research and Development Costs

Research and development expense consists of the following for the years ended June 30, 2008 and 2007

	2008	2007

Testing services	$ 144,181	$ 219,319

Note 10

Related Party Transactions

The Company was charged the following amounts by directors or private companies with common directors during the years ended June 30, 2008 and 2007:

	2008	2007

Wages and management fees	$ 180,504	$ 177,419

Included in accounts payable and accrued liabilities is $1,510 (2007:  $3,727) owing to directors of the Company.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

(Stated in US Dollars) – Page 14

Note 11

Income Taxes

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	2008	2007

Net operating loss carryforwards	$ 592,000	$ 529,000
Property, plant and equipment	1,057,000	1,290,000
Valuation allowance for deferred tax assets	(1,649,000)	(1,819,000)

Net deferred tax assets	$ -	$ -

The provision for income taxes differ from the amount established using the Canadian statutory income tax rate as follows:

	June 30,	June 30
	2008	2007

Income benefit at statutory rate	$ (275,000)	$ (190,000)
Stock based compensation	17,000	40,000
Effect of reduction in tax rates	390,000	-
Decrease in valuation allowance	(132,000)	150,000

Deferred income tax recovery	$ -	$ -

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the future tax asset has been established at both June 30, 2008 and June 30, 2007.

As at June 30, 2008, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Jurisdiction	Amount	Expiration dates
Canada	$933,085	2009-2028
United States	$1,076,758	2009-2028

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

(Stated in US Dollars) – Page 15

Note 11

Income Taxes – (cont’d)

Uncertain Tax Positions

On July 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.  The Company’s tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until respective statue of limitation.  It is subject to tax examinations by tax authorities for all taxation years commencing on or after 2000.

Based on the management’s assessment of FIN 48, it was concluded that the adoption of FIN 48, as of July 1, 2007, had no significant impact on the Company’s results of operations or financial position, and required no adjustment to the opening balance sheet accounts.   The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of June 30, 2008. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

The Company is in arrears on filing its statutory income tax returns and is therefore has estimated the expected amount of loss carry forwards available once the outstanding returns are filed.  The Company expects to have significant net operating loss carry forwards for income tax purposes available to offset future taxable income.

Note 12

Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  The following transaction was excluded from the statement of cash flows:

During the year ended June 30, 2007, the Company acquired equipment in the amount of $44,620 by undertaking a capital lease obligation.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

(Stated in US Dollars) – Page 16

Note 13

Segmented information and sales concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials. During the year ended June 30, 2008, the Company earned sales revenue of $4,877,605 (2007: $6,130,226), all of which was earned in the United States of America.

The Company’s long lived assets are located in each of the United States and Canada as follows:

	June 30,	June 30
	2008	2007

Canada	$ 520,829	$ 614,579
United States	5,217,147	5,273,287

Total	$ 5,737,976	$ 5,887,866

During the year ended June 30, 2008, one customer accounted for 74.4% of sales revenue.  During the year ended June 30, 2007, two customers accounted for 67.55% (each representing 54.7% and 12.85% respectively) of the Company’s sales. The loss of any of these customers or the curtailment of purchases by such customers could have a material adverse effect on the Company’s financial condition and results of operations.

Note 14

Contingent Liability

The Company is a defendant in a lawsuit claiming damages for defective building materials wherein the plaintiff has claimed approximately $5,400,000 from the Company.  In the opinion of management, this lawsuit is without merit.  The Company has liability insurance for up to $1,000,000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 21, 2008, Amisano Hanson, Chartered Accountants (“Amisano Hanson”) resigned as the Company’s independent accountant.  Amisano Hanson entered into an agreement with BDO Dunwoody LLP (“BDO Dunwoody”), pursuant to which Amisano Hanson merged its operations into BDO Dunwoody and certain of the professional staff and partners joined BDO Dunwoody either as employees or partners of BDO Dunwoody and will continue to practice as members of BDO Dunwoody.

The reports of Amisano Hanson regarding the Company's financial statements for the fiscal years ended June 30, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.  During the years ended June 30, 2007 and 2006 and during the period from the end of the most recently completed fiscal year through January 21, 2008, the date of resignation, there were no disagreements with Amisano Hanson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Amisano Hanson would have caused it to make reference to such disagreements in its reports.

Concurrent with the resignation of Amisano Hanson, the Company engaged BDO Dunwoody, as its independent accountant.  Prior to engaging BDO Dunwoody, the Company did not consult with BDO Dunwoody regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by BDO Dunwoody on the Company's financial statements, and BDO Dunwoody did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.  The engagement of BDO Dunwoody was approved by the Board of Directors of the Company

The Company provided filed notice of the change of independent accountants on Form 8-K with the Securities and Exchange Commission (“SEC”) and requested that Amisano Hanson furnish the Company with a letter addressed to the SEC stating whether it agrees with the above statements and, if it does not agree, the respects in which it does not agree.  A copy of such letter, dated March 19, 2008, was filed as Exhibit 16.1 on the Form 8-K.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of  the Chief Executive Officer,  the Company has  evaluated its  disclosure controls and procedures as of June 30, 2008, and has  concluded  the disclosure controls and procedures were ineffective as discussed in greater detail below. As of the date of this filing,  the Company is still in the process of remediating such material weaknesses in  its internal controls and procedures.

(b)  Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management evaluated, under the supervision and with the participation of  the Chief Executive Officer, the effectiveness of its internal control over financial reporting as of  June 30, 2008.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2008, due to the existence of a significant deficiency  constituting a material weakness, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In light of this material weakness, the Company performed additional post-closing procedures and analyses in order to prepare the consolidated financial statements included in this report. As a result of these procedures, the Company believes its consolidated financial statements included in this report present fairly, in all material respects, the financial position, results of operations and cash flows for the year ended June 30, 2008.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the  company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls

The Company’s Chief Executive Officer does not expect that  disclosure controls or  internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Material Weaknesses Identified

In connection with the preparation of the consolidated financial statements for the year ended June 30, 2008, management identified the following material weakness  in internal control:

The company does not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency . We intend to consider the results of our remediation efforts and related testing as part of our year-end 2009 assessment of the effectiveness of our internal control over financial reporting.

We are in the process of designing and implementing additional remediation measures for the material weakness described in this annual report. Such remediation activities include the following:

The Company plans to enhance the training and oversight of the accounting personnel responsible for measuring and recording non-routine transactions involving complex accounting matters.

(c)  Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of our fiscal year ended June 30, 2008 that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

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

August 31, 2008

_______________________________________________________________________________

_______________________________________________________________________________

                                                                        Date of

                                                                          First

                                                                    Election or

Name                       Position                        Age      Appointment

David J. Corcoran (1)(2)   CFO/Director                     60        July 1986

Michael D. Huddy (3)       President/CEO/Director           55    February 1993

Lindsey Nauen (4)          Corporate Secretary              56    December 2003

Craig Roberts (1)(5)       Director                         35      August 2006

Victor A. Yates (1)        Director                         62    November 1987

-------------------------------------------------------------------------------

(1)  Member of Audit Committee.

(2)  He spends over half of his time on the affairs of the Company.

     Business Address: c/o International Barrier Technology Inc..

                           510 44t Street North, Watkins, Minnesota, USA  55389

(3)  Business Address: c/o Barrier Technology Inc.

                           510 4th Street North, Watkins, Minnesota, USA  55389

     He spends full time on the affairs of the Company.

(4)  Business Address: c/o Barrier Technology Corp.

                           510 4th Street North, Watkins, Minnesota, USA  55389

     She spends less than 10% of her time on the affairs of the Company.

(5)  Business Address: c/o Barrier Technology Inc.

                           510 4th Street North, Watkins, Minnesota, USA  55389

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

The fundamental objective of the Board is to ensure that it operates in a fashion that maximizes shareholder value over the long term.  The Board’s duties and responsibilities are all carried out in a manner consistent with that fundamental objective.   The principal duty and responsibility of the Board is to oversee the management and operations of the Company, with the day-to-day management of the business and affairs of the Company delegated by the Board to the CEO and other Executive Officers.

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

Compliance with Section 16(a) of the Exchange Act

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

Corporate Governance

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, our Board of Directors has adopted standards for determining whether a director is independent from management.  The Board reviews, consistent with the Company’s corporate governance guidelines, whether a director has any material relationship with the Company that would impair the director’s independent judgment.  In summary, an independent director means a person other than an executive officer or employee or any other individual having a relationship which, in the opinion of our directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepts compensation from us exceeding $200,000 during any period of twelve consecutive months within the three past fiscal years.  Owning shares of our common stock does not preclude a director from being independent.  In applying this definition, our board determined that Craig Roberts and Victor Yates are independent.

Our board adopted and applied the same definition of independent director to the members of our audit committee.  In applying this definition, our board determined that Craig Roberts and Victor Yates qualify as an independent director for purposes of Section 10A(m)(3) of the Securities Exchange Act.

As of the date of this report, we do not have a separately designated compensation or nominating committee.

Board Meetings and Committees; Annual Meeting Attendance

During Fiscal 2008, the Board of Directors held two regularly scheduled meetings, and one special and telephone meetings.  For various reasons, Board members may not be able to attend a Board meeting; all Board members are provided information related to each of the agenda items before each meeting, and, therefore, can provide counsel outside the confines of regularly scheduled meetings.  No director attended fewer than 75% of the aggregate of: (1) the total number of meetings of the Board of Directors, while he was a Director; and (2) the total number of meetings of committees of the Board of Directors on which the director served.  Directors are encouraged to attend annual meetings of our stockholder; all but 1 of the directors attended the 2008 annual shareholders meeting.

The following sets out the attendance records of our Board members during Fiscal 2008:

Name	Board of Director Meetings	Audit Committee Meetings
David Corcoran	3 of 3	12 of 12
Michael Huddy	3 of 3
Craig Roberts	2 of 3	12 of 12
Victor Yates	3 of 3	12 of 12

Nominating Committee and Compensation Committee

The Company does not have a Nominating Committee.  The entire Board of Directors is responsible for screening potential director candidates and recommending qualified candidates for nomination as members of the Board of Directors. In evaluating potential director candidates, the Board of Directors considers recommendations of potential candidates from incumbent directors, management and stockholders.  Any recommendation submitted by a stockholder to the Board of Directors must include the same information concerning the potential candidate and the stockholder, and must be received in the time frame described herein for the 2008 Annual meeting.

The Company has a Compensation Committee.  The committee consists of David Corcoran, Craig Roberts and Martin Lizt.  The committee is responsible for the compensation of the Company’s executive officers and to administer all incentive compensation plans and equity-based plans of the Company, including the plans under which Company securities may be acquired by directors, executive officers, employees and consultants.

Audit Committee

The Company has an Audit Committee, which recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company’s audits, the Company’s internal accounting controls, and the professional services furnished by the independent auditors to the Company.  The current members of the Audit Committee are: David Corcoran, Craig Roberts (independent) and Victor Yates (independent).  The Audit Committee met monthly in Fiscal 2008 and has met three times during Fiscal 2009-to-date.

The Company does not have an “audit committee financial expert” serving on its Audit Committee.  The Company’s Audit Committee consists of two independent directors and the Company’s Chief Financial Officer, all of whom are both financially literate and very knowledgeable about the Company’s affairs.  Because the Company’s structure and operations are straightforward, the Company does not find it necessary to augment its Board with a financial expert.

The audit committee has:

a. reviewed and discussed the audited financial statements with management;

b. discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards , Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

c. received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees ), as adopted by the Public Company Accounting Oversight Board in Rule 3600T, and has discussed with the independent accountant the independent accountant's independence; and

d. recommended to the board of directors that the audited financial statements be included in the Company's annual report on Form 10–K for the last fiscal year for filing with the SEC.

The Audit Committee recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company’s audits, the Company’s internal accounting controls, and the professional services furnished by the independent auditors to the Company.

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

In accordance with the requirements of the US Sarbanes-Oxley Act of 2002 and rules issued by the Securities and Exchange Commission, we introduced a procedure for the review and pre-approval of any services performed by BDO Dunwoody (formerly Amisano Hanson), including audit services, audit related services, tax services and other services.  The procedure requires that all proposed engagements of DBO Dunwoody LLP for audit and permitted non-audit services are submitted to the audit committee for approval prior to the beginning of any such services.

Shareholder Communications With the Board

Historically, the Company has adopted an informal process for stockholder communications with the Board by providing an email address and toll-free phone number available on the website:  www.intlbarrier.com.   Every effort has been made to ensure that the views of stockholders are heard by the Board, or individual directors as applicable, and that appropriate responses are provided to the stockholder in a timely manner.  Stockholders wishing to communicate at any time with the Board of Directors, or a specific member of the Board, may do so by writing the Board or a specific member of the Board by delivering correspondence in person or by mail to: The Board of Directors, c/o Lindsey Nauen, Corporate Secretary, 510 4th Street North, Watkins, Minnesota  55389.  Communication(s) directed to the Board or a specific Board member will be relayed unopened to the intended Board member(s).

Further, Directors’ attendance at Annual Meetings can provide shareholders with an opportunity to communicate with Directors about issues affecting the Company.  The Company does not have a policy regarding director attendance, but all Directors are encouraged to attend the Annual Meeting of Shareholders. Three of our directors attended our Annual Meeting in November 2007.

ITEM 11.  EXECUTIVE COMPENSATION

Director Compensation

The Company compensates Directors for their service in their capacity as Directors, $750 per physical meeting.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During Fiscal 2008/2007, Directors were paid $10,571 and $7,500 for attending meetings, respectively.  During Fiscal 2006, no Director received and/or accrued any cash compensation for his services as a Director, including committee participation and/or special assignments.

However, during Fiscal 2007, the Company granted 250,000 “below-market” stock options to Craig Roberts, a Director of the Company; resulting in $32,500 in “compensation”.

Executive Officer Compensation

The following table sets forth the summary of compensation earned during Fiscal 2007 through Fiscal 2008 by the Company’s Chief Executive Officer and its other named Executive Officers.  The following table excludes Directors’ Fees paid to Executive Officers who are also Directors; refer to Table No. 6.

Table No. 5
Summary Compensation Table
Executive Officers
Name and Principal Positions	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Comp.	TOTAL
Michael Huddy President/CEO	2008 2007	$125,526 $118,457	Nil Nil	Nil Nil	$13,500 $nil	Nil Nil	Nil Nil	Nil Nil	$139,026 $118,457
David Corcoran Administrator/CFO	2008 2007	$49,546 $44,129	Nil Nil	Nil Nil	$13,500 $nil	Nil Nil	Nil Nil	Nil Nil	$63,046 $44,129
Lindsey Nauen Corporate Secretary	2008 2007	Nil Nil	Nil Nil	Nil Nil	$3,500 $nil	Nil Nil	Nil Nil	Nil Nil	$3,500 $nil

(1) The determination of value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in Note 8 to the consolidated financial statements included in this Annual Report.

Director Compensation

The following table sets forth the summary of compensation earned during Fiscal 2007 through Fiscal 2008 by the Company’s Directors.  For Executive Officers who are also Directors, this table includes only Directors Fees; refer to Table No. 5 for all other compensation for them.

Table No. 6
Summary Compensation Table
Directors
Director Name	Fiscal Year	Fees Earned or Paid In Cash	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Comp.	TOTAL
David Corcoran	2008 2007	$2,279 $3,055	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$2,279 $3,055
Michael Huddy (1)	2008 2007	$4,500 $750	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$4,500 $750
Craig Roberts	2008 2007	$1,513 $750	Nil Nil	$nil $74,985	Nil Nil	Nil Nil	Nil Nil	1,513 $75,735
Victor Yates	2008 2007	$2,279 $3,055	Nil Nil	$13,500 $nil	Nil Nil	Nil Nil	Nil Nil	$15,779 $3,055

 (1) $2,250 of Director’s Fees paid to Michael Huddy were earned, but not paid in the previous year.

 (2) The determination of value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in Note 8 to the consolidated financial statements included in this Annual Report.

___________________________________________________________________________________________

___________________________________________________________________________________________

Stock Options

The Company grants stock options to Directors, Executive Officers and employees/consultants; refer to ITEM #11, “Stock Options” and Tables 5/6/7/8/9.

Stock Options Granted/Expired During The Most Recently Completed Fiscal Year

During the most recently completed fiscal year, the following incentive stock options were granted to Executive Officers, Directors, employees/consultants.  The Company has no equity or non-equity incentive plans.  350,000 stock options previously granted to Executive Officers and Directors expired un-exercised; and 585,850 stock options previously granted to employees and/or consultants expired un-exercised.

Table No. 7
Grants of Plan-Based Awards During Fiscal 2008 Ended 6/30/2008
Name	Grant date	All other Stock awards: Number of shares of stock or units (#)	All other Option awards: Number of Securities Underlying Options (#)	Exercise or base price of option awards ($/Sh)	Grant date Fair value of stock and option awards
Michael Huddy	1/10/2008	Nil	150,000	$0.45	$0.09
David Corcoran	1/10/2008	Nil	150,000	$0.45	$0.09
Victor Yates	1/10/2008	Nil	150,000	$0.45	$0.09
Lindsay Nauen	1/10/2008	Nil	50,000	$0.45	$0.07

Columns (c) through (h) have been omitted since the Company has no equity or non-equity incentive plans.

_______________________________________________________________________________

_______________________________________________________________________________

Outstanding Equity Awards at Fiscal Year-End

The following table gives certain information concerning unexercised stock options; common stock that has not vested; and equity incentive plan awards for Executive Officers, Directors, Employees/Consultants outstanding as of the end of Fiscal 2008 Ended 6/30/2008.

Table No. 8
Outstanding Equity Awards at Fiscal Year-End
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Michael Huddy	284,700 150,000	Nil Nil	Nil Nil	$0.65 $0.45	8/24/2009 1/10/2010
David Corcoran	292,350 150,000	Nil Nil	Nil Nil	$0.65 $0.45	8/24/2009 1/10/2010
Victor Yates	292,350 150,000	Nil Nil	Nil Nil	$0.65 $0.45	8/24/2009 1/10/2010
Craig Roberts	250,000	Nil	Nil	$0.55	8/09/2010
Lindsay Nauen	50,000	Nil	Nil	$0.45	1/10/2010

Columns (g) through (j) have been omitted since the Company has not granted any stock awards.

_________________________________________________________________________________

_________________________________________________________________________________

Option Exercises and Stock Vested

During fiscal 2008 ended 6/30/2008, there were no exercises of stock options and the Company made no stock awards.

Michael Huddy, President/CEO; Written Management Agreement

Michael Huddy provides his services pursuant to a management agreement dated 2/13/1993; the terms of the agreement have been revised although no new formal agreement has been signed.  The current terms require that Mr. Huddy provide full-

time service to Barrier in an executive capacity (CEO) and to be fully responsible for Barrier’s activities in the USA.  The original agreement was for a term of four years but was to renew automatically ever two years unless written notice of the intent to terminate was given by either party to the other.  Terms of compensation are to be given prior to any renewal period.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists all persons/companies the Company is aware of as being the beneficial owner of 5% or more of the common shares of the Company.   It also lists all Directors and Executive Officers who beneficially own the Company's voting securities and the amount of the Company's voting securities owned by the Directors and Executive Officers as a group.

______________________________________________________________________________

Table No. 9

Shareholdings of 5% Shareholders

Shareholdings of Directors and Executive Officers

August 31, 2008

______________________________________________________________________________

Title                                              Amount and Nature   Percent

   of                                                  of Beneficial        of

Class    Name/Address of Beneficial Owner                  Ownership   Class #

------------------------------------------------------------------------------

Common   Carl Marks Group (1)                              4,048,295     13.8%

------------------------------------------------------------------------------

Common   Michael Huddy (2)                                 1,664,960      5.7%

Common   David Corcoran (3)                                1,578,035      5.4%

Common   Victor Yates (4)                                    872,122      3.0%

Common   Craig Roberts (5)                                   250,000       *

Common   Lindsey Nauen (6)                                    50,000       *

Total Directors/Officers                                   4,415,117     15.0%

TOTAL                                                      8,463,412     28.8%

------------------------------------------------------------------------------

*holds less than 1% disavow

(1) Carl Marks IB LLC, Carl Marks & Co. Inc., and Martin Lizt are collectively deemed to be a “Group” within the meaning of Section 13(g)(3) of the Securities Exchange Act of

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

(2) 434,700 represent currently exercisable stock options.

(3) 442,350 represent currently exercisable stock options.

    954,287 shares/options (above) held indirectly through Corcoran

    Enterprises Ltd., a private company controlled by Mr. Corcoran.

    42,807 shares are escrowed and contingently cancelable where release is controlled by

    Canadian regulatory authorities. The escrow shares are currently eligible for to be released to Mr. Corcoran but the Company has yet to request this release.

    Excludes 486,434 shares owned by family members, where he disavows beneficial interest and does not have voting or disposition control.

(4) 442,350 represent currently exercisable stock options.

    429,772 shares/options (above) held indirectly through Continental Appraisal Ltd., a private company controlled by Mr. Yates.

    6,115 shares are escrowed and contingently cancelable where release is controlled by

    Canadian regulatory authorities

    Excludes 751,551 shares owned by family members, where he disavows beneficial interest and does not have voting or disposition control.

(5) 250,000 represent currently exercisable stock options.

(6) 50,000 represent currently exercisable stock options.

# Based on 29,414,925 shares outstanding as of 8/31/2008.

______________________________________________________________________________

______________________________________________________________________________

Escrowed Common Shares

On 5/15/1987, the Company issued 296,500 shares of “Principal Escrow” common stock at CDN$0.01 per share.  Effective 11/24/2004, 124,530 of these shares were cancelled and returned to the treasury.  48,922 of these shares are still escrowed and outstanding.  On 8/31/2008, these are held:

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

  5% (1/20 of total Escrow Shares) six months from date of TSXV Acceptance

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

The names of the Directors/Senior Management/employees/consultants of the Company to whom outstanding stock options have been granted and the number of common shares subject to such options are set forth in the following table, as well as the total number of options outstanding.

Table No. 10

Stock Options Outstanding

September 15, 2008

_____________________________________________________________________________

                            Number of Shares of    US$

                                         Common    Exer.       Grant  Expir’n

Name                                      Stock    Price        Date     Date

-----------------------------------------------------------------------------

David Corcoran                          150,000    $0.45     1/10/08  1/10/10

David Corcoran                          292,350    $0.65     8/24/04  8/24/09

Victor Yates                            150,000    $0.45     1/10/08  1/10/10

Victor Yates                            292,350    $0.65     8/24/04  8/24/09

Michael Huddy                           150,000    $0.45     1/10/08  1/10/10

Michael Huddy                           284,700    $0.65     8/24/04  8/24/09

Craig Roberts                           250,000    $0.55     8/09/06  8/09/10

Lindsay Nauen                            50,000    $.045     1/10/08  1/10/10

SubTotal Officers/Directors           1,619,400

Employees/Consultants (1)               240,000    $0.45     1/10/08  1/10/10

Employee/Consultants                    208,150    $0.65     8/24/04  8/24/09

Consultant (1)                           40,000    $0.38     3/06/07  3/06/09

Total Officers/Directors/Employees    2,107,550

-----------------------------------------------------------------------------

(1)  25% of the options vest every six months following grant date.

_____________________________________________________________________________

_____________________________________________________________________________

Share Purchase Warrants

As of 8/31/2008, no share purchase warrants were outstanding.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Corcoran, Administrator/CFO/Director

Mr. Corcoran is compensated for his managerial services to the Company indirectly through Corcoran Enterprises Ltd., a private company controlled by Mr. Corcoran.  During Fiscal 2008/2007, $49,546 and $47,243 were paid/accrued to Corcoran Enterprises Ltd., respectively.

Other than described above, there have been no transactions since 6/30/2007, or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

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

21.  Subsidiaries of the Registrant:  No Disclosure Necessary.  Refer to ITEM #1.

22.  Published report regarding matters submitted to vote: No Disclosure Necessary

23.  Consent of Experts and Counsel:  No Disclosure Necessary

24.  Power of Attorney: No Disclosure Necessary

31.  Rule 13a/15d-14(a) Certifications – attached.

32.  Section 1350 Certifications – attached.

99.  Additional Exhibits:  No Disclosure Necessary

100.  XBRL Related Documents:  No Disclosure Necessary

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional accounting services were rendered by BDO Dunwoody LLP (formerly Amisano Hanson), Chartered Accountants for Fiscal 2008 and Fiscal 2007.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements incurred in the fiscal years ended 6/30/2008 and 6/30/2007 were $61,329 and $66,410, respectively.

Audit Related Fees

The Company incurred no fees during the fiscal years ended 6/30/2008 and 6/30/2007.

Tax Fees

The Company incurred no fees during the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred no other fees during the last two fiscal years for services rendered by the Company’s principal accountant.

SIGNATURE PAGE

Pursuant to the requirements of Section 12g of the Securities Exchange Act of 1934, the Registrant certifies that it meets all of the requirements for filing on Form 10-K and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Barrier Technology Inc. --– SEC File # 000-20412

Registrant

Dated: October 14, 2008 By /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: October 14, 2008 By /s/ David Corcoran
David Corcoran, CFO/Director