Form 10-Q
period 2008-09-30
INTERNATIONAL BARRIER TECHNOLOGY INC/
filed 2008-11-14
CIK 890543

OMB APPROVAL
OMB Number: 3235-0070 Expires: October 31, 2008 Estimated average burden hours per response 192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended  September 30, 2008

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-20412

International Barrier Technology Inc.

(Exact name of registrant as specified in its charter)

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

                                                         Yes xxx   No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange:

Large accelerated filer [ ]                  Accelerated filer         [ ]

Non-accelerated filer   [ ]                  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):                Yes ___   No XXX

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 10/31/2008:    29,414,925 Common Shares w/o par value

SEC 1296 (02-08) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Stated in US Dollars)

(Unaudited)

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED BALANCE SHEETS

September 30, 2008 and June 30, 2008

(Stated in US Dollars)

		September 30,	June 30,
ASSETS		2008	2008
		(unaudited)

Current
Cash and cash equivalents		$ 408,501	$ 436,426
Accounts receivable		307,173	360,417
Inventory – Note 3		405,282	293,979
Prepaid expenses and deposits		46,059	58,870

		1,167,015	1,149,692
Property, plant and equipment		4,015,994	4,076,017
Patent, trademark and technology rights		480,663	512,267

		$ 5,663,672	$ 5,737,976

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 588,944	$ 652,815
Bank loan facility – Note 4		250,000	-
Current portion of obligation under long term debt – Note 5		57,726	-
Current portion of obligation under capital leases		62,264	63,994

		958,934	716,809
Bank loan facility – Note 4		-	750,000
Long-term debt – Note 5		431,707	-
Obligation under capital leases		384,577	398,298

		1,775,218	1,865,107

STOCKHOLDERS’ EQUITY

Common stock – Note 6
Authorized:
100,000,000 common shares without par value
Issued:
29,414,925	common shares (June 30, 2008: 29,414,925 common shares)	15,079,071	15,079,071
Additional paid-in capital – stock-based compensation		1,012,052	1,002,232
Accumulated deficit		(12,202,669)	(12,208,434)

		3,888,454	3,872,869

		$ 5,663,672	$ 5,737,976

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

for the three months ended September 30, 2008 and 2007

(Stated in US Dollars)

(Unaudited)

	Three months ended
	September 30,
	2008	2007

Sales	$ 1,586,567	$ 1,249,431
Cost of goods sold	1,331,416	1,228,064

Gross profit	255,151	21,367

Expenses
Accounting and audit fees	5,380	1,935
Filing fees	-	1,503
Insurance	24,374	35,511
Interest and bank charges	17	41
Interest on long-term debt	21,054	15,177
Legal fees	18,799	13,688
Office and miscellaneous	17,417	18,672
Sales, marketing, and investor relations	5,064	4,350
Telephone	3,332	2,673
Transfer agent fees	1,606	2,388
Travel, promotion and trade shows	11,168	9,618
Wages and management fees – Notes 6 and 7	147,066	154,343

	255,277	259,899

Loss before other items	(126)	(238,532)

Other income	5,891	45,970

Net income (loss) and comprehensive income (loss) for the period	$ 5,765	$ (192,562)

Basic and diluted loss per share	$ 0.00	$ (0.00)

Weighted average number of shares outstanding	29,414,925	29,414,925

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended September 30, 2008 and 2007

(Stated in US Dollars)

(Unaudited)

	Three months ended
	September 30,
	2008	2007

Operating Activities
Net income (loss) for the period	$ 5,765	$ (192,562)
Changes not involving cash:
Amortization – plant and equipment	67,704	64,964
– trademark and technology costs	31,604	31,604
Stock-based compensation	9,820	1,212
Changes in non-cash working capital:
Accounts receivable	53,244	(16,591)
Prepaid expenses	12,811	18,359
Inventory	(111,303)	128,699
Accounts payable and accrued liabilities	(63,871)	43,041

Cash provided by operations	5,774	78,726

Investing Activity
Acquisition of plant and equipment	(7,681)	(343,726)

Financing Activities
Demand loan	-	209,078
Long-term debt	(10,567)	-
Capital lease obligations	(15,451)	(15,257)

Cash provided by (used in) financing activities	(26,018)	193,821

Change in cash and cash equivalents during the period	(27,925)	(71,179)

Cash and cash equivalents, beginning of the period	436,426	557,316

Cash and cash equivalents, end of the period	$ 408,501	$ 486,137

Supplementary cash flow information:
Cash paid for:
Interest	$ 19,492	$ 15,201

Income taxes	$ -	$ 1,500

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period ended September 30, 2008

(Stated in US Dollars)

(Unaudited)

	Common Stock		Additional
	Issued		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2007	29,414,925	$ 15,079,071	$ 954,903	$ (11,400,084)	$ 4,633,890
Stock-based compensation charges	-	-	47,329	-	47,329
Net loss for the period	-	-	-	(808,350)	(808,350)

Balance, June 30, 2008	29,414,925	15,079,071	1,002,232	(12,208,434)	3,872,869

Stock-based compensation charges	-	-	9,820	-	9,820
Net income for the period	-	-	-	5,765	5,765

Balance, September 30, 2008	29,414,925	$ 15,079,071	$ 1,012,052	$ (12,202,669)	$ 3,888,454

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Stated in US Dollars)

(Unaudited)

Note 1       Nature of Operations

The Company develops, manufactures and markets proprietary fire resistant building materials branded as Blazeguard in the United States of America and, as well, the Company owns the exclusive U.S. and international rights to the Pyrotite fire retardant technology.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2008, the Company had an accumulated deficit of $12,202,669 (June 30, 2008 - $12,208,434) since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due Management expects the Company’s operating cash requirement over the twelve-month period ended September  30, 2009 to be approximately $6,500,000. Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

The Company was incorporated under the British Columbia Company Act and is publicly traded on the TSX Venture Exchange in Canada (“TSX”) and the OTC Bulletin Board in the United States of America.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the year ended June 30, 2008. The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending on June 30, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

September 30, 2008 and 2007

(Unaudited - Stated in US Dollars) – Page 2

Note 2        Recently Adopted Accounting Policies

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.  The Company adopted SFAS 157 effective July 1, 2008. The adoption of SFAS 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The Company adopted SFAS 159 effective July 1, 2008. The adoption SFAS 159 did not have a material effect on the Company’s financial position, results of operations or cash flows.

Note 3        Inventory

	September 30	June 30
	2008	2008
	(unaudited)

Raw materials	$ 205,084	$ 223,750
Finished goods	200,198	70,229

	$ 405,282	$ 293,979

Note 4        Bank Loan Facility

September 30	June 30
2008	2008
(unaudited)

Revolving bank loan facility in the amount of $500,000

bearing interest at 7.5% and secured by a security interest in inventory, accounts receivable, equipment and all

intangibles of the Company as well an assignment of the

building lease. The balance is due on August 1, 2009

$ 250,000	$ 750,000

During the three months ended September 30, 2008, the terms of the revolving bank facility was modified to include a $500,000 capital loan being amortized by the bank over a 10 year period and which is secured by building, property and equipment. Additionally, the bank provided a $500,000 credit facility as an operating line of credit from which the Company has drawn $250,000.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

September 30, 2008 and 2007

(Unaudited - Stated in US Dollars) – Page 3

Note 5        Long-term debt

	September 30	June 30
	2008	2008
	(unaudited)
Capital loan bearing interest at 7 % per annum and secured by a charge over the building and property and equipment. The loan is repayable in monthly amounts of $7,550 up to July 1, 2012 at which time the remaining loan balance of $250,209 is due.	$ 489,433	$ -

Less: current portion	(57,726)	-

	$ 431,707	$ -

Principal payments over the next 4 years are as follows:

2009	$ 42,973
2010	60,863
2011	65,326
2012	320,271

$ 489,433

Note 6        Share Capital

Escrow:

At September 30, 2008, there are 48,922 (June 30, 2008 – 48,922) shares are held in escrow by the Company’s transfer agent. These shares are issuable in accordance with a time release clause in the escrow share agreement. As at September 30, 2008 and June 30, 2008, all of the shares held in escrow are issuable but the Company has yet to request their release.

Commitments:

Stock-based Compensation Plan

At September 30, 2008, the Company has outstanding options that were granted to directors, officers and consultants the option to purchase 1,941,750 common shares of the Company.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

September 30, 2008 and 2007

(Unaudited - Stated in US Dollars) – Page 4

Note 6        Share Capital – (cont’d)

Commitments: - (cont’d)

Stock-based Compensation Plan – (cont’d)

A summary of the status of company’s stock option plan for the three months ended September 30, 2008 is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, June 30, 2008	2,107,550	$0.56
Cancelled	(109,550)	$0.62
Forfeited	(56,250)	$0.45

Outstanding, September 30, 2008	1,941,750	$0.56

Exercisable, September 30, 2008	1,814,250	$0.57

Exercisable, June 30, 2008	1,870,050	$0.58

The following summarizes information about the stock options outstanding at September 30, 2008:

	Exercise
Number	Price	Expiry Date

40,000	$0.38	March 6, 2009
986,750	$0.65	August 24, 2009
665,000	$0.45	January 10, 2010
250,000	$0.55	August 9, 2010

1,941,750

During the three months ended September 30, 2008, a compensation charge included in wages and management fees associated with the grant of stock options in prior years in the amount of $9,820 (2007: $1,212) was recognized in the financial statements.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

September 30, 2008 and 2007

(Unaudited - Stated in US Dollars) – Page 5

Note 7        Related Party Transactions

The Company was charged the following by directors of the Company or private companies with common directors during the three months ended September 30, 2008 and 2007:

	Three months ended
	September 30,
	2008	2007

Wages and management fees	$ 46,819	$ 41,947

Note 8        Segmented Information and Sales Concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials. During the three months ended September 30, 2008, the Company earned sales revenue of $1,586,567 (2007: $1,249,431), all of which was earned in the United States of America.

The Company’s long lived assets are located in each of the United States and Canada as follows:

	September 30,	June 30,
	2008	2008
	(unaudited)

Canada	$ 458,329	$ 489,579
United States	4,038,328	4,098,705

Total	$ 4,496,657	$ 4,588,284

During the three months ended September 30, 2008, two customers accounted for 82%(each representing 70% and 12%, respectively) of sales revenue. The amounts receivable from each of these customers at September 30, 2008 were $141,648 and $35,912 respectively. During the three months ended September 30, 2007, one customer accounted for 81% of the Company’s sales. The loss of any of these customers or the curtailment of purchases by such customers could have a material adverse effect on the Company’s financial condition and results of operations.

Note 9        Contingent Liability

The Company is a defendant in a lawsuit claiming damages for defective building materials wherein the plaintiff has claimed approximately $5,400,000 from the Company. In the opinion of management, this lawsuit is without merit.  The Company has liability insurance for up to $1,000,000.

Note 10        Comparative Figures

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

         CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements.  These statements may be identified by the use of words like “plan”, “expect”, “aim”, “believe”, “project”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and similar expressions in connection with any discussion, expectation, or projection of future operating or financial performance, events or trends.  In particular, these include statements about the Company’s strategy for growth, marketing expectations, product prices, future performance or results of current or anticipated product sales, interest rates, foreign exchange rates, and the outcome of contingencies, such as potential joint ventures and/or legal proceedings.

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

Sales revenue reported for the quarter ending September 30, 2008 increased 27% to $1,586,567 over the $1,249,431 generated in the same quarter last year.  Total sales volume, as measured by surface volume of product shipped, was 2,105,500 sq.ft.  This is an increase of 12% over the 1,883,300 sq.ft. shipped during the same quarter in the previous year.

Sales into the Residential Roof Deck Market Sector grew this quarter by 68% (524,700 sq. ft. vs. 314,800 sq. ft. in previous year quarter) that was driven by strong growth in shipments into Florida and the Mid-Atlantic regions.  Sales into the Commercial Modular Sector remained consistent year over year at 1,545,000 vs. 1,550,700 sq.ft.  Shipments in the Structural Insulated Panel market increased to 35,800 sq.ft. over 17,900 sq. ft. in the comparable time period.

Sales volumes this quarter were higher than any of the individual quarters throughout the previous fiscal year.  While Barrier does not believe one quarter predicts a trend, we do see it as a positive sign that as housing construction slowly turns around; our products continue to be chosen.

Barrier continues to expand the geographic base for Blazeguard sales in the USA.  Barrier and is actively marketing Blazeguard to the multi-family residential roof deck market in Southern California and in Texas.  Barrier is also marketing Blazeguard to single family exterior sidewall applications in the wildfire prone areas of California as well.  Barrier’s wholesale building products distributor in California has invested in Blazeguard inventory (carload shipments to keep freight costs down) and expects to see increased sales to builders and lumber dealers in the coming months.

In August 2008, Blazeguard® was added to the short list of the California State Fire Marshall’s Office (CSFM) approved products for high risk wildfire zones.  Blazeguard® is listed as an approved exterior sheathing for roof and wall applications; a “limited ignition” material; and, for use in soffit areas under eaves.  Barrier is currently marketing this fact to local architects, building code officials, and builders in the area.  The initial response has encouraged Barrier to believe that as the housing economy improves in California, Blazeguard® sales to residential markets could exceed any other area previously targeted.

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

As the US building industry continues its recovery throughout early 2009, and as housing starts continue their climb back to levels reflecting the underlying need for new homes, Barrier anticipates a significant recovery in the growth rate of Blazeguard residential sales volume.  Barrier continues its press to add builders, one by one.  During “slow times”, Barrier, and the existing Blazeguard distribution network, have found builders eager to learn about how Blazeguard can improve the value of their homes.  Barrier’s aggressive positioning during this time period has created future opportunity and set the stage for strong growth as the housing market improves.

Gross profit for the quarter was up to $255,151 from $21,367 in the previous year.  There was a classification change during the current and prior year to include amortization and R&D in cost of sales.  Therefore, the reclassified gross margin, as a percentage of sales revenue increased substantially to 16% in comparison to 2% in the prior year quarter.

This quarter, with the higher volume of production, we captured the efficiencies of the new manufacturing line that directly impacted the growth in the gross margin. The “new” production line became “fully” operational in October 2007, nearly mid-way through the fiscal year.  While the “old” line continues to produce odd size orders and plywood (warped boards), all other Blazeguard® production is run on the new line.  The new line is proving out that expected gains in efficiency and quality are possible at speeds over twice as fast as the old line.  As sales volumes increase to levels where the new line is used at or near full capacity (approximately 20 million sq. ft. per 8 hr shift), efficiency gains will continue to be noticeable on the bottom line as profits improve substantially.

Cost of sales for the quarter ended September 30, 2008 increased to $1,331,416 from $1,228,064 in same period last year, which is attributable to the increased production volume.  As mentioned previously, the cost of sales was reclassified to include amortization and R&D expenses in this reporting period.  After reclassification, the average cost per sq.ft. of production for the three month period was $0.63 in comparison to $0.65 in the comparable period. For historical comparison purposes and as previously reported, in first quarter this year net of amortization and R&D the average cost of production was $0.58 ($0.55 last year).

R&D expenses that were incurred as new market applications continue to be explored and developed were $6,938 for the current quarter vs. $91,089 in first quarter last year.  Barrier continues to invest in R&D to potentially develop other markets for Pyrotite™ and Blazeguard® products for future diversification, while keeping the expenses as low as possible.  Directly applying Pyrotite™ to foam insulation is quickly proving to be a viable opportunity for Fiscal 2009.

Included in cost of sales was amortization on plant and equipment.  Amortization increased slightly to $67,704 this year from $64,964 last year.  The expense reflects scheduled depreciation of the new manufacturing line equipment and building expansion.  The amortization of the worldwide Pyrotite technology (including patents, technical know-how, and trademarks) began when Barrier purchased it in 2004 and will continue at existing rates until it is fully depreciated (eight years).  Neither of these items have an impact on the cash position of the Company.

Administrative expenses in the reported three-month period decreased from $259,899 to $255,277.  Due to increased volumes, the administrative costs per sq. ft. decreased for the quarter, from $0.14 to $0.12.  As volumes continue to increase, a further reduction in the average cost of administrative expense per sq.ft. produced is expected. Barrier expects the reduction in the average cost of administration to have a significant impact on bottom line performance in future reporting periods.

Stock-based compensation is included in wages and management fees.  This figure is an estimate of the value of stock options awarded to management and key personnel as a portion of their total compensation package (see section: Critical Accounting Estimates below).  The Company uses the Black-Scholes formula to calculate the fair value of the stock options.  While this reporting is a requirement, and a true reflection of value the company is granting to key personnel, it is a “non-cash” item that does not affect current operating cash flows.  Stock-based compensation for this quarter was $9,820, in contrast to $1,212 during the same period in the previous year.

Accounting and Audit Fees increased for the three-month period ($5,380 this year vs. $1,935 last year).  This is attributed to increased fees for our annual tax filing expense.

Insurance costs have decreased to $24,374 for the reporting period in comparison to $35,511 last year.  The difference is due to lower product liability premiums based on the lower volume of sales on an annual basis and timing.

Interest on Long Term Debt has increased from $15,177 to $21,054 for the reporting period.  This increase is a result of utilizing an operating line of credit that has enabled Barrier to grow inventory levels to anticipate customer needs and to provide interim funding for short-term capital requirements.

On July 16, 2008, the Company restructured the revolving bank loan.  The terms of the revolving bank facility were modified to include a $500,000 capital loan being amortized by the bank over a ten-year period.  Additionally, the bank provided a $500,000 credit facility as an operating line of credit from which the Company has drawn $250,000.  The collateral for both of these lines is: the building, property and equipment; cash accounts; accounts receivable; and, inventory.

Legal fees increased to $18,799 for the three-month period.  For the same period in the prior year, legal fees were $13,688.  Legal fees were expended on activities in support of Blazeguard and Pyrotite patent and trademark registration as well as for help in the drafting and review of certain business correspondence.  Barrier believes protecting its technology and trademarks is an important step in positioning itself to develop strategic partners and potential technology licensees.

Travel, promotion and trade show expenses increased from $9,618 to $11,168.  Sales expenses are expected to continue to grow during Fiscal 2009 with the development of Texas, Kansas City, and both the northern and southern California territories.  Additionally, with the emergence of Mr. James Dukart as a trained and “seasoned” sales and marketing expert for Blazeguard (especially in multifamily residential roof decks and Structural Insulative Panel (SIPs) markets), an additional person is now available to travel from Barrier’s headquarters’ office in support of sales activities.  While Barrier has always planned business travel to accommodate only “necessary” trips, all business travel is currently pre-approved by a cash flow committee in addition to approval by Barrier’s CEO.

Other income includes income not directly related to business operations.  Other items reported during the period herein include $2,327 in interest income and a gain of $3,564 in foreign exchange vs. $6,463 and $39,507, respectively in the prior year quarter.

Net income

Net Income of $5,765 is being reported for the quarter ending September 30, 2008, whereas in the same period last year, a net loss of ($192,562) was reported.  Sales volume for the quarter was up and Barrier remains focused on cutting costs wherever it can.  This includes operating the manufacturing line with maximum efficiency, as the economy remains unsettled and the retraction in residential construction continues.  Keeping a vigilant handle on costs will help keep operational costs as low as possible and enable recovery to occur sooner and at lower volumes than previously possible.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the nine most recently completed quarters:

	Sept 30 2008	June 30 2008	March 31 2008	Dec 31 2007	Sept 30 2007	June 30 2007	March 31 2007	Dec 31 2006	Sept 30 2006
Volume shipped (MSF)	2106	1891	1,893	1,555	1,883	2,273	1,643	2,252	2,692
Total Revenues (000)	$1,587	$1,349	$1,214	$1,065	$1,249	$1,434	$1,068	$1,643	$1,985
Operating Income (000)	($0)	($143)	($208)	($271)	($239)	($44)	($204)	($181)	($127)
Net income (loss) (000)	$6	($134)	($224)	($258)	($193)	$12	($191)	($205)	($107)
EPS (Loss) Per Share	$0.00	($0.01)	($0.01)	($0.01)	($0.00)	$0.00	($0.01)	($0.01)	($0.00)

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

Barrier has been working with a major insulative foam producer in an attempt to develop a fire rated foam product that can be used both in the finishing of basement walls as well as in “built-up” commercial roof decks.  While it is still early in the R&D phase, Barrier and the foam producer have developed samples and completed some preliminary fire tests that were very encouraging. Additional fire tests have been scheduled to be completed prior to the end of the calendar year.

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

Financial position & financings

Barrier ended the period with a working capital surplus of $208,081.

The Company generated positive operating cash flow for the quarter ended September 30, 2008 of $5,774 in comparison to $78,726 for the quarter ended September 30, 2007.  The Company expects to fund short-term cash needs out of current operations and supplement other short-term needs with the operating line of credit that is secured by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well an assignment of the building lease.

The Company does not expect any long-term capital needs in the near future as they recently expanded the operations with a more efficient automated process that is projected to fulfill future growth needs.  The new automation was funded largely by a private placement coupled with operating cash flows.

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

Related Party Transactions

During the three months ended September 30, 2008 the Company incurred wages and management fees of $46,819 with directors of the Company and companies with common directors.  The Company paid $41,947 in wages and management fees for the same prior year quarter.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of September 30, 2008:  29,414,925 common shares at $15,079,071.

Issued as of  November 14, 2008:  29,414,925 common shares at $15,079,071.

The following summarizes information about the stock options outstanding at September 30, 2008 reflected in US dollar currency:

	Number	Exercise	Expiry
Number	exercisable	Price	Date
40,000	20,000	$0.38	March 6, 2009
986,750	986,750	$0.65	August 24, 2009
665,000	557,500	$0.45	January 10, 2010
250,000	250,000	$0.55	August 9, 2010
1,941,750	1,814,250

Critical Accounting Estimates

Stock-based Compensation Charge and Expense

As described in Note 2 to the audited annual financial statements dated June 30, 2008, the Company accounts for all stock-based payments and awards under the fair value based method.  This fair value of the stock options is estimated at the date the stock options are granted using the Black-Scholes option-pricing model.  Stock-based payments to non-employees is periodically re-measured until counter-party performance is complete and any change is recognized over the life of the award.  The Company accounts for share purchase options to employees by recording the fair value of the awards on the grant date and the related stock-based compensation expense is recognized over the period in which the options vest.  In addition, this is a non-cash compensation charge and the cash flow effects are realized only at the time of exercise.

Internal Control and Financial Reporting Procedures

The board of directors evaluates and maintains internal control procedures and financial reporting procedures to ensure the safeguarding of Barrier’s assets as well as to ensure full, true, accurate and timely disclosure of Barrier’s financial position for the quarterly period ended September 30, 2008, which would materially affect the accuracy of this financial report.

There has been no change in internal control procedures in the three-month period ending September 30, 2008.

Other Matters

As at September 30, the Company did not have any off-balance sheet arrangements to report.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

At the end of first fiscal quarter ended 9/30/2008 (the “Evaluation Date”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act).  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, concluded that the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s Fiscal Quarter Ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T.  CONTROLS AND PROCEDURES

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

ITEM 1A.  RISK FACTORS

         No Disclosure Necessary

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         a.  No Disclosure Necessary

         b.  No Disclosure Necessary

         c.  No Disclosure Necessary

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No Disclosure Necessary

ITEM 5.  OTHER INFORMATION

         a. 1. Reports on Form 8-K:

               Form 8-K filed 6/19/2008, regarding a planned private

               placement of equity to potentially raise $495,000.

            2. Form 8-K filed 7/18/2008, regarding the notice and record date for the AGM to be held 9.12.2008.

            3. Form 8-K filed 8/6/2008 regarded closed private placement

            4.  Form 8-K filed 8/26/2008 regarding Annual General Meeting documents: notice, info circular, proxy, etc.

            5.  Form 8-K filed 9/11/2008 regarding a news release about

                California architects, builders and designers looking to

                meet new fire codes for wildfire-prone areas now have a new,

                eco-friendly alternative – Barrier Technology’s Blazeguard®

                fire-rated structural sheathing panels.

         b. Information required by Item 407(C)(3) OF Regulation S-K:

            No Disclosure Necessary

ITEM 6.  EXHIBITS

Exhibit 31.1:

  Certification required by Rule 13a-14(a) or Rule 15d-14(a)

  Certification executed by Michael Huddy, President/CEO/Director

Exhibit 31.2:

  Certification required by Rule 13a-14(a) or Rule 15d-14(a)

  Certification executed by David Corcoran, CFO/Director

Exhibit 32.1

 Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

  Certification executed by Michael Huddy, President/CEO/Director

Exhibit 32.2

  Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

  Certification executed by David Corcoran, CFO/Director

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Barrier Technology Inc. -– SEC File No. 000-20412

Registrant

Date: November 14, 2008         /s/ Michael Huddy

                                Michael Huddy, President/CEO/Director

Date: November 14, 2008         /s/ David Corcoran

                                David Corcoran, CFO/Director