Form 10-Q
period 2008-12-31
INTERNATIONAL BARRIER TECHNOLOGY INC/
filed 2009-02-17
CIK 890543

OMB APPROVAL
OMB Number: 3235-0070 Expires: September 30, 2009 Estimated average burden hours per response 192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended  December 31, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 1/31/2009: 29,414,925 Common Shares w/o par value

SEC 1296 (02-08) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(Stated in US Dollars)

(Unaudited)

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED BALANCE SHEETS

December 31, 2008 and June 30, 2008

(Stated in US Dollars)

(Unaudited)

		December 31,	June 30,
ASSETS		2008	2008

Current
Cash and cash equivalents		$ 155,954	$ 436,426
Accounts receivable		266,791	360,417
Inventory – Note 3		384,612	293,979
Prepaid expenses and deposits		54,611	58,870

		861,968	1,149,692
Property, plant and equipment		3,948,290	4,076,017
Patent, trademark and technology rights		449,059	512,267

		$ 5,259,317	$ 5,737,976

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 379,495	$ 652,815
Bank loan facility – Note 4		250,000	-
Current portion of obligation under long term debt – Note 5		58,753	-
Current portion of obligation under capital leases		59,563	63,994

		747,811	716,809
Long-term debt – Note 5		416,608	750,000
Obligation under capital leases		370,523	398,298

		1,534,942	1,865,107

STOCKHOLDERS’ EQUITY

Common stock – Note 6
Authorized:
100,000,000 common shares without par value
Issued:
29,414,925	common shares (June 30, 2008: 29,414,925 common shares)	15,079,071	15,079,071
Additional paid-in capital – stock-based compensation		1,012,052	1,002,232
Accumulated deficit		(12,366,748)	(12,208,434)

		3,724,375	3,872,869

		$ 5,259,317	$ 5,737,976

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the three and six months ended December 31, 2008 and 2007

(Stated in US Dollars)

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007

Sales	$ 1,123,344	$ 1,065,096	$ 2,709,911	$ 2,314,527
Cost of goods sold	926,700	1,037,338	2,258,116	2,265,402

Gross profit	196,644	27,758	451,795	49,125

Administrative expenses
Accounting and audit fees	41,786	20,403	47,166	22,338
Consulting fees	-	2,500	-	2,500
Filing fees	8,445	14,020	8,445	15,523
Insurance	11,026	32,340	35,400	67,851
Interest and bank charges	36	7	53	48
Interest on long-term debt	20,669	19,826	41,723	35,003
Legal fees	21,814	9,698	40,613	23,386
Office and miscellaneous	24,392	15,943	41,809	34,615
Sales, marketing, and investor relations	6,108	8,546	11,172	12,896
Telephone	2,900	3,361	6,232	6,034
Transfer agent fees	7,673	9,228	9,279	11,616
Travel, promotion and trade shows	11,134	12,393	22,302	22,011
Wages and management fees – Notes 6 and 7	134,327	150,430	281,393	304,773

	290,310	298,695	545,587	558,594

Loss before other items	(93,666)	(270,937)	(93,792)	(509,469)

…/cont’d

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Continued

for the three and six months ended December 31, 2008 and 2007

(Stated in US Dollars)

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007

Loss before other items – brought forward	(93,666)	(270,937)	(93,792)	(509,469)

Other items:
Foreign exchange gain (loss)	(72,140)	5,660	(68,576)	45,167
Other income (expenses)	1,727	6,843	4,054	13,307

	(70,413)	12,503	(64,522)	58,474

Net loss and comprehensive loss for the period	$ (164,079)	$ (258,434)	$ (158,314)	$ (450,995)

Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.02)

Weighted average number of shares outstanding	29,414,925	29,414,925	29,414,925	29,414,925

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended December 31, 2008 and 2007

(Stated in US Dollars)

(Unaudited)

	Six months ended
	December 31,
	2008	2007

Operating Activities
Net loss for the period	$ (158,314)	$ (450,995)
Changes not involving cash:
Amortization – plant and equipment	135,408	131,039
– trademark and technology costs	63,208	62,972
Stock-based compensation	9,820	1,901
Changes in assets/liabilities:
Accounts receivable	93,626	79,323
Prepaid expenses	4,259	7,920
Inventory	(90,633)	82,138
Accounts payable and accrued liabilities	(273,320)	150,610

Cash provided by operations	(215,946)	64,908

Investing Activity
Acquisition of property, plant and equipment	(7,681)	(512,300)

Financing Activities
Demand loan	-	409,000
Repayment of long term debt obligations	(24,639)	-
Repayment of capital lease obligations	(32,206)	(32,970)

Cash provided by (used in) financing activities	(56,845)	376,030

Change in cash during the period	(280,472)	(71,362)

Cash and cash equivalents, beginning of the period	436,426	557,316

Cash and cash equivalents, end of the period	$ 155,954	$ 485,954

Supplementary cash flow information:
Cash paid for:
Interest	$ 41,723	$ 32,902

Income taxes	$ -	$ 1,250

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period ended December 31, 2008

(Stated in US Dollars)

(Unaudited)

	Common Stock		Additional
	Issued		Paid-in
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2007	29,414,925	$ 15,079,071	$ 954,903	$ (11,400,084)	$ 4,633,890
Stock-based compensation charges	-	-	47,329	-	47,329
Net loss for the period	-	-	-	(808,350)	(808,350)

Balance, June 30, 2008	29,414,925	15,079,071	1,002,232	(12,208,434)	3,872,869
Stock-based compensation charges	-	-	9,820	-	9,820
Net loss for the period	-	-	-	(158,314)	(158,314)

Balance, December 31, 2008	29,414,925	$ 15,079,071	$ 1,012,052	$ (12,366,748)	$ 3,724,375

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 1

Nature of Operations

The Company develops, manufactures and markets proprietary fire resistant building materials branded as Blazeguard in the United States of America and, as well, the Company owns the exclusive U.S. and international rights to the Pyrotite fire retardant technology.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2008, the Company had an accumulated deficit of $12,366,748 (June 30, 2008 - $12,208,434) since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due Management expects the Company’s operating cash requirement over the twelve-month period ended December 31, 2009 to be approximately $6,500,000. Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

The Company was incorporated under the British Columbia Company Act and is publicly traded on the TSX Venture Exchange in Canada (“TSX”) and the OTC Bulletin Board in the United States of America.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the year ended June 30, 2008. The interim results are not necessarily indicative of the operating results expected for the fiscal year ending on June 30, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

(unaudited)

(Stated in US Dollars) – Page 2

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

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The Company adopted SFAS 159 effective July 1, 2008. The adoption SFAS 159 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110. SAB 110 expresses the views of the SEC regarding the use of a “simplified” or “shortcut” method, as discussed in SAB No. 107, “Share-Based Payment”, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. The Company adopted SAB 110 on the date it became effective, January 1, 2008. The Company does not expect the adoption of SAB 110 to have a material effect on its results of operations and financial condition.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company is in the process of evaluating the impact, if any, of SFAS 162 on its financial statements.`

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of “Present Fairly in Conformity with GAAP”..

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

(unaudited)

(Stated in US Dollars) – Page 3

Note 3

Inventory

	December 31	June 30
	2008	2008

Raw materials	$ 156,822	$ 223,750
Finished goods	227,790	70,229

	$ 384,612	$ 293,979

Note 4

Bank Loan Facility

December 31	June 30
2008	2008

Revolving bank loan facility in the amount of $500,000

bearing interest at 7.5% and secured by a security interest in inventory, accounts receivable, equipment and all

intangibles of the Company as well an assignment of the

building lease. The balance is due on August 1, 2009

$ 250,000	$ 750,000

During the six months ended December 31, 2008, the terms of the revolving bank facility were modified to include a $500,000 capital loan being amortized by the bank over a 10 year period and which is secured by building, property and equipment. Additionally, the bank provided a $500,000 credit facility as an operating line of credit from which the Company has drawn $250,000.

Note 5

Long-term debt

	December 31,	June 30
	2008	2008

Capital loan bearing interest at 7 % per annum and secured by a charge over the building and property and equipment. The loan is repayable in monthly amounts of $7,550 up to July 1, 2012 at which time the remaining loan balance of $250,209 is due.	$ 475,361	$ -

Less: current portion	(58,753)	-

	$ 416,608	$ -

Principal payments over the next 4 years are as follows:

2009	$ 58,753
2010	63,062
2011	67,685
2012	285,861

$ 475,361

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

(unaudited)

(Stated in US Dollars) – Page 4

Note 6

Share Capital

Escrow:

At December 31, 2008, there are 48,922 (June 30, 2008 – 48,922) shares are held in escrow by the Company’s transfer agent. These shares are issuable in accordance with a time release clause in the escrow share agreement. As at December 31, 2008 and June 30, 2008,  all of the shares held in escrow were issuable but the Company had yet to request their release.

Commitments:

Stock-based Compensation Plan

At December 31, 2008, the Company has outstanding options that were granted to directors, officers and consultants the option to purchase 1,941,750 common shares (June 30, 2008: 2,107,550 common shares) of the Company.

A summary of the status of company’s stock option plan for the six months ended December 31, 2008 is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, June 30, 2008	2,107,550	$0.56
Cancelled	(109,550)	$0.62
Forfeited	(56,250)	$0.45

Outstanding, December 31, 2008	1,941,750	$0.56

Exercisable, December 31, 2008	1,834,250	$0.57

Exercisable, June 30, 2008	1,870,050	$0.58

The following summarizes information about the stock options outstanding at December 31, 2008:

	Exercise
Number	Price	Expiry Date

40,000	$0.38	March 6, 2009
986,750	$0.65	August 24, 2009
665,000	$0.45	January 10, 2010
250,000	$0.55	August 9, 2010

1,941,750

During the six months ended December 31, 2008, a compensation charge included in wages and management fees associated with the grant of stock options in prior years in the amount of $9,820 (2007: $1,901) was recognized in the financial statements.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

(unaudited)

(Stated in US Dollars) – Page 5

Note 7

Related Party Transactions

The Company was charged the following by directors of the Company or private companies with common directors during the six months ended December 31, 2008 and 2007:

	Six months ended
	December 31
	2008	2007

Wages and management fees	$ 90,642	$ 94,599

Note 8

Segmented Information and Sales Concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials. During the six months ended December 31, 2008, the Company earned sales revenue of $2,709,911 (2007: $2,314,527), all of which were earned in the United States of America.

The Company’s long lived assets are located in each of the United States and Canada as follows:

	December 31,	June 30,
	2008	2008

Canada	$ 427,079	$ 489,579
United States	3,970,270	4,098,705

Total	$ 4,397,349	$ 4,588,284

During the six months ended December 31, 2008, two customers accounted for 81% (each representing 72% and 9%, respectively) of sales revenue. The amounts receivable from each of these customers at December 31, 2008 were $67,591 and $34,303 respectively. During the six months ended December 31, 2007, one customer accounted for 81% of the Company’s sales. The loss of any of these customers or the curtailment of purchases by such customers could have a material adverse effect on the Company’s financial condition and results of operations.

Note 9

Contingent Liability

The Company is a defendant in a lawsuit claiming damages for defective building materials wherein the plaintiff has claimed approximately $5,400,000 from the Company. In the opinion of management, this lawsuit is without merit.  The Company has liability insurance for up to $1,000,000. At this time, the ultimate outcome of the contingent liability is indeterminable. A loss, if any, will be recognized in the period in which a negative outcome is likely.

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

Sales revenue reported for the quarter ending December 31, 2008 increased 5.5% to $1,123,344 over the $1,065,096 generated in the same quarter in 2007. Year-to-date sales are 17% higher at $2,709,911 vs. $2,314,527. Total sales volume, as measured by surface volume of product shipped, was 1,578,600 sq.ft.  This is a slight increase over the 1,555,200 sq.ft. shipped during the same quarter in the previous year.  Sales for the six months ending December 31, 2008 (fiscal year to date) increased 7% at 3,684,100 sq.ft. vs. 3,438,500 sq.ft. for the same period in 2007: an increase of 245,600 sq.ft. Of the total shipped volume, 2,758,800 sq.ft. was to commercial modular, 880,400 sq.ft. into residential roof deck, and 44,800 sq.ft. into Structural Insulated Panels.

Sales into the Residential Roof Deck Market Sector grew this quarter by 35% (355,800 sq. ft. vs. 263,900 sq. ft. in previous year quarter) which was again driven by strong growth in shipments into Florida and the MidAtlantic regions.  Sales into the Commercial Modular Sector also grew year over year at 1,263,800 vs. 1,213,900 sq.ft.  Shipments in the Structural Insulated Panel market increased to 27,500 sq.ft. over 9,000 sq. ft. in the comparable time period.

Sales volumes have increased year-to-year in both quarters of this fiscal year.  While Barrier does not believe even two quarters predict a trend, we do see it as a positive sign that as housing construction slowly turns around; our products continue to be chosen.

Barrier continues to expand the geographic base for Blazeguard sales in the US. Barrier is actively marketing Blazeguard to the multi-family residential roof deck market in Southern California. Barrier is also marketing Blazeguard to single family exterior side wall applications in the wildfire prone areas of California, Oregon, Washington and Colorado as well. Barrier’s wholesale building products distributor in California has invested in Blazeguard inventory (carload shipments to keep freight costs down) and expects to see increased sales to builders and lumber dealers in the coming months.  We are looking to add sales representation and product distribution in Oregon, Washington, and Colorado within the next quarter.

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

Gross profit for the quarter was $196,644 for the quarter ending December 31, 2008 and $451,795 for the six month period ($27,758 and $49,125 respectively in 2007.  There was a classification change during the current and prior year to include amortization and R&D in cost of sales. The reclassified gross margin, as a percentage of sales revenue, increased substantially to 17% in comparison to 2% in the prior year quarter largely as a result of obtaining greater manufacturing efficiencies from the operation of the new manufacturing line.

This period, with the higher volume of production, we captured the efficiencies of the new manufacturing line which directly impacted the growth in the gross margin.  The new production line became “fully” operational in October 2007.  While the “old” line continues to produce odd size orders and plywood (warped boards), all other Blazeguard® production is run on the new line.  The new line is proving out that expected gains in efficiency and quality are possible at speeds over twice as fast as the old line.  As sales volumes increase to levels where the new line is used at or near full capacity (approximately 20 million sq. ft. per 8 hr shift), efficiency gains will continue to be noticeable on the bottom line as profits improve substantially.

Cost of sales in the three and six month periods ending December 31, 2008 decreased to $926,700 and $2,258,116 from $1,037,338 and $2,265,402 in the previous year.  The decrease is attributable to gaining efficiency in operations.  As mentioned previously, the cost of sales was reclassified to include amortization and R&D expenses in this reporting period.  After reclassification, the year-to-date average cost per sq.ft. of production was $0.61 in comparison to $0.66 in the comparable period. R&D expenses which were incurred as new market applications continue to be explored and developed were $2,133 for the current quarter vs. $91,089 in Q1 2008.  The significant decrease in research and development expenses is attributable to the Company’s cost management due to its necessity to conserve cash as well as the fact that the significant R&D expenses associated with the implementation of the new line have been incurred and there is no longer a need for substantial R&D expenditures. Barrier continues to invest in R&D to potentially develop other markets for Pyrotite™ and Blazeguard® products for future diversification meanwhile keeping the expenses as low as possible. Directly applying Pyrotite™ to foam insulation is quickly proving to be a viable opportunity for Fiscal 2009.

Included in cost of sales was depreciation on plant and equipment.  Depreciation increased slightly from $194,011 in 2007 to $198,616 in 2008.  The expense reflects scheduled depreciation of the new manufacturing line equipment and building expansion.  The amortization of the worldwide Pyrotite technology (including patents, technical know-how, and trademarks) began when Barrier purchased it in 2004 and will continue at existing rates until it is fully depreciated (eight years).  Neither of these items have an impact on the cash position of the Company.

Administrative expenses in the reported three and six month period decreased from $298,695 and $558,594, respectively to $290,310 and $545,587.  Due to increased volumes and declining expenses, the administrative costs per sq. ft. decreased for the quarter, from $0.19 to $0.18 and from $0.16 to $0.15 for the year-to-date period.  As volumes continue to increase, a further reduction in the average cost of administrative expense per sq.ft. produced is expected. Barrier expects the reduction in the average cost of administration to have a significant impact on bottom line performance in future reporting periods.

Accounting and Audit Fees increased in the quarter ending December 31, 2008 vs. the same time period last year ($41,786 vs. $20,403) and increased year-to-date ($47,166 vs. $22,338).   This is attributed to timing and increase of year-end audit fees due to regulatory compliance with Sarbanes-Oxley.

Insurance costs have decreased to $11,026 for the three months and $35,400 for six months in comparison to $32,340 and $67,851 the previous year. The difference is due primarily to lower product liability premiums.

Interest on Long Term Debt has increased slightly from $19,826 to $20,669 for the reporting period (from $35,003 to $41,723 year-to-date).  This increase is a result of utilizing an operating line of credit that has enabled Barrier to grow inventory levels to anticipate customer needs and to provide interim funding for short term working capital requirements.

On July 16, 2008, the Company restructured the revolving bank loan.  The terms of the revolving bank facility were modified to include a $500,000 capital loan being amortized by the bank over a seven-year period. Additionally, the bank provided a $500,000 credit facility as an operating line of credit from which the Company has drawn $250,000. The collateral for both of these lines is: the building, property and equipment; cash accounts; accounts receivable; and, inventory.

Legal fees increased to $21,814 for the three month period and $40,613 for the six months ending December 31, 2008.  For the same period in the prior year, legal fees were $9,698 and $23,386 respectively.  Legal fees were expended on activities in support of Blazeguard and Pyrotite patent and trademark registration as well as for help in the drafting and review of certain business correspondence.  Barrier believes protecting its technology and trademarks is an important step in positioning itself to develop strategic partners and potential technology licensees.

Travel, promotion and trade show expenses remained consistent for the three month period ($11,134 vs. $12,393) and also for the six month period end December 31, 2008 ($22,302 vs. $22,011).  Sales expenses are expected to grow during Fiscal 2009 with the development of both the northern and southern California territories, Oregon, and Colorado – the Northern Pacific region.  Additionally, with the emergence of Mr. James Dukart as a trained and “seasoned” sales and marketing expert for Blazeguard (especially in multifamily residential roof decks and Structural Insulated Panel (SIPs) markets), an additional person is now available to travel from Barrier’s headquarters’ office in support of sales activities. While Barrier has always planned business travel to accommodate only “necessary” trips, all business travel is currently pre-approved by a cash flow committee in addition to approval by Barrier’s CEO.

Other income includes income not directly related to business operations.  Other items reported during the period herein include $1,727 in interest income and ($72,140) in foreign exchange loss.  Year-to-date, the interest income is $4,054 and the foreign exchange loss is ($68,576).  The Canadian dollar depreciated substantially during this past quarter. To compare, for the same reporting period last year, foreign exchange was a positive $5,660 for the quarter and $45,167 year-to-date, a swing of $113,743 for the six month period.

Net Loss.  A net loss of ($164,079) is being reported for the quarter ending December 31, 2008, whereas in the same period in 2007, a net loss of ($258,434) was reported.  For the six months ending December 31, 2008, the net loss is ($158,314) vs. ($450,995) in the prior year.  This represents an improvement of $292,681 in the net loss, on top of absorbing the $113,743 negative foreign exchange movement. Sales volume for the quarter was up and Barrier remains focused on cutting costs wherever it can.  This includes operating the manufacturing line with maximum efficiency, as the economy remains unsettled and the retraction in residential construction continues.  Keeping a vigilant handle on costs will help keep operational costs as low as possible and enable recovery to occur sooner and at lower volumes than previously possible.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the eight most recently completed quarters:

	Dec 31 2008	Sept 30 2008	June 30 2008	March 31 2008	Dec 31 2007	Sept 30 2007	June 30 2007	March 31 2007
Volume shipped (MSF)	1,578	2,106	1,891	1,893	1,555	1,883	2,273	1,643
Total Revenues (000)	$1,123	$1,587	$1,349	$1,214	$1,065	$1,249	$1,434	$1,068
Operating Income (000)	($94)	($0)	($143)	($208)	($271)	($239)	($44)	($204)
Net income (loss) (000)	($164)	$6	($134)	($224)	($258)	($193)	$12	($191)
EPS (Loss) Per Share	($0.01)	$0.00	($0.01)	($0.01)	($0.01)	($0.00)	$0.00	($0.01)

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

Barrier has been working with a major insulated foam producer in an attempt to develop a fire rated foam product that can be used both in the finishing of basement walls as well as in “built-up” commercial roof decks.  While it is still early in the R&D phase, Barrier and the foam producer have developed samples and completed some preliminary fire tests that were very encouraging. Additional fire tests have already been scheduled to be completed during the first quarter of 2009.

Barrier improved certain elements of the old production line in an effort to produce structural insulated panels (SIPs) with a more consistent surface appearance.  SIPs were a significant business for Blazeguard from 1996–1999.  Variability in the surface appearance of the coating, however, created repeatable issues and complaints when the panels were used as an exposed interior wall surface, especially in residential applications.  The improvements completed will help to improve the consistency of Blazeguard panels used in SIPs and make them more appealing and marketable to SIPs customers.  Barrier will be participating with the SIPA organization at the International Builders Show in January to promote Blazeguard and gain further credibility with the key players in this market.

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

Financial position & financings

Barrier ended the period with working capital of $114,157 compared with working capital of $432,883 as at June 30, 2008.

The Company generated negative operating cash flow for the six months ended December 31, 2008 of ($215,946) in comparison to a positive cash flow of $64,908 for the same six month period in 2007.  The negative operating cash flow was largely caused by Barrier reducing accounts payable to a more manageable and seasonally adjusted balance.  The Company expects to fund short-term cash needs out of current operations and supplement other short-term needs with the operating line of credit that is secured by a security interest in inventory, accounts receivable, equipment and all intangibles of the company as well as an assignment of the building lease.

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

Related Party Transactions

During the six months ended December 31, 2008 the Company incurred wages and management fees of $90,642 with directors of the Company and companies with common directors.  The Company paid $94,599 in wages and management fees for the same prior year-to-date.

Capitalization

Authorized: 100,000,000 common shares without par value.

Issued as of December 31, 2008:  29,414,925 common shares at $15,079,071

Issued as of February 5, 2009:  29,414,925 common shares at $15,079,071

Options outstanding:

The following summarizes information about the stock options outstanding at December 31, 2008 reflected in US dollar currency:

	Number	Exercise	Expiry
Number	Exercisable	Price	Date

40,000	40,000	$0.38	March 6, 2009
986,750	986,750	$0.65	August 24, 2009
665,000	557,500	$0.45	January 10, 2010
250,000	250,000	$0.55	August 9, 2010

1,941,750	1,834,250

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

Internal Control and Financial Reporting Procedures

The board of directors evaluates and maintains internal control procedures and financial reporting procedures to ensure the safeguarding of Barrier’s assets as well as to ensure full, true, accurate and timely disclosure of Barrier’s financial position for the six month period ended December 31, 2008, which would materially affect the accuracy of this financial report.

There has been no change in internal control procedures in the six month period ending December 31, 2008.

Other Matters

As at December 31, 2008 the Company did not have any off-balance sheet arrangements to report.

International Barrier Technology Inc. (the Company) has received a preliminary liability and damage report from a New Jersey townhouse association in connection with a lawsuit the association has filed against its contractor, engineering consultant, property manager and the Company (the “Defendants”).  The lawsuit involves alleged water damage in a 1997/1998 roof replacement project that was allegedly caused by claimed Company product failure along with other alleged deficiencies.  The Company first reported on the prospect of this litigation in December 2005.  The townhouse association claims that as a result of defective product supplied, and negligent work performed by other named Defendants, the association has suffered damages of approximately US$5,400,000.  Repairs, to date, have been limited to certain townhouse units where water stains have appeared in ceiling areas. The damages claimed include the costs of repairs made subsequent to the initial installation work, attorney and consultant fees, and the estimated anticipated future costs for roof repairs on all units including those that have not previously required roof repairs nor have shown any sign of damage.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

At the end of second fiscal quarter ended 12/31/2008 (the “Evaluation Date”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act).  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, concluded that the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s Fiscal Quarter Ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T.  CONTROLS AND PROCEDURES

          Not Applicable

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

International Barrier Technology Inc. (the Company) has received a preliminary liability and damage report from a New Jersey townhouse association in connection with a lawsuit the association has filed against its contractor, engineering consultant, property manager and the Company (the “Defendants”).  The lawsuit involves alleged water damage in a 1997/1998 roof-replacement project that was allegedly caused by claimed Company product failure along with other alleged deficiencies.  The Company first reported on the prospect of this litigation in December 2005.  The townhouse association claims that as a result of defective product supplied, and negligent work performed by other named Defendants, the association has suffered damages of approximately  US$5,400,000.  Repairs, to date, have been limited to certain townhouse units where water stains have appeared in ceiling areas. The damages claimed include the costs of repairs made subsequent to the initial installation work, attorney and consultant fees, and the estimated anticipated future costs for roof repairs on all units including those that have not previously required roof repairs nor have shown any sign of damage.

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

            5. Form 8-K filed 9/11/2008 regarding a news release about

               Califoria architects, builders and designers looking to

               meet new fire codes for wildfire-prone areas now have a new,

               eco-friendly alternative – Barrier Technology’s Blazeguard®

               fire-rated structural sheathing panels.

            6. Form 8-K filed 10-20-2008 regarding a news release about revenue and sales volumes results for the first fiscal

               quarter and month ending September 30, 2008.

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

International Barrier Technology Inc. -– SEC File No. 000-20412

Registrant

Date: February 17, 2009     /s/ Michael Huddy

                                Michael Huddy, President/CEO/Director

Date: February 17, 2009     /s/ David Corcoran

                                David Corcoran, CFO/Director