Form 10-Q
period 2009-03-31
INTERNATIONAL BARRIER TECHNOLOGY INC/
filed 2009-05-15
CIK 890543

OMB APPROVAL
OMB Number: 3235-0070 Expires: July 31, 2011 Estimated average burden hours per response 192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes ___   No XXX

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 4/30/2009: 29,414,925 Common Shares w/o par value

SEC 1296 (02-08) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Stated in US Dollars)

(Unaudited)

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED BALANCE SHEETS

March 31, 2009 and June 30, 2008

(Stated in US Dollars)

(Unaudited)

		March 31,	June 30,
ASSETS		2009	2008

Current
Cash and cash equivalents		$ 258,528	$ 436,426
Accounts receivable		182,196	360,417
Inventory – Note 3		354,185	293,979
Prepaid expenses and deposits		58,561	58,870

		853,470	1,149,692
Property, plant and equipment		3,887,100	4,076,017
Patent, trademark and technology rights – Note 4		417,455	512,267

		$ 5,158,025	$ 5,737,976

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 397,132	$ 652,815
Bank loan facility – Note 5		375,000	-
Current portion of obligation under long term debt – Note 6		59,787	-
Current portion of obligation under capital leases		56,672	63,994

		888,591	716,809
Long-term debt – Notes 5 and 6		401,163	750,000
Obligation under capital leases		358,886	398,298

		1,648,640	1,865,107

STOCKHOLDERS’ EQUITY

Share capital – Note 7
Authorized:
100,000,000	common shares without par value
Issued:
29,414,925	common shares (June 30, 2008: 29,414,925 common shares)	15,079,071	15,079,071
Additional paid-in capital		1,012,052	1,002,232
Accumulated deficit		(12,581,738)	(12,208,434)

		3,509,385	3,872,869

		$ 5,158,025	$ 5,737,976

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended March 31, 2009 and 2008

(Stated in US Dollars)

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008

Sales	$ 764,398	$ 1,214,182	$ 3,474,309	$ 3,528,709
Cost of goods sold	698,770	1,076,382	2,956,886	3,341,784

Gross profit	65,628	137,800	517,423	186,925

Administrative expenses
Accounting and audit fees	8,833	11,887	55,999	34,225
Consulting fees	2,255	-	2,255	2,500
Filing fees	10,082	8,023	18,527	23,546
Insurance	25,098	28,274	60,498	96,125
Interest and bank charges	15	92	68	140
Interest on long-term debt	20,780	21,697	62,503	56,700
Legal fees	26,419	19,252	67,032	42,638
Office and miscellaneous	14,912	19,278	56,721	53,893
Sales, marketing, and investor relations	7,993	6,188	19,165	19,084
Telephone	3,044	2,989	9,276	9,023
Transfer agent fees	3,778	1,026	13,057	12,642
Travel, promotion and trade shows	14,630	10,766	36,932	32,777
Wages and management fees – Note 7 and 8	139,318	216,741	420,711	521,514

	277,157	346,213	822,744	904,807

Loss before other items	(211,529)	(208,413)	(305,321)	(717,882)

Other items:
Foreign exchange gain (loss)	(4,965)	(19,279)	(73,541)	25,888
Other income	1,504	4,158	5,558	17,465

	(3,461)	(15,121)	(67,983)	43,353

Net loss for the period	$ (214,990)	$ (223,534)	$ (373,304)	$ (674,529)

Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.02)

Weighted average number of shares outstanding	29,414,925	29,414,925	29,414,925	29,414,925

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended March 31, 2009 and 2008

(Stated in US Dollars)

(Unaudited)

	Nine months ended
	March 31,
	2009	2008

Operating Activities
Net loss for the period	$ (373,304)	$ (674,529)
Changes not involving cash:
Amortization – plant and equipment	203,112	200,398
– trademark and technology costs	94,812	93,750
Stock-based compensation	9,820	49,930
Changes in non-cash working capital:
Accounts receivable	178,221	(47,580)
Prepaid expenses and deposits	309	(15,512)
Inventory	(60,206)	200,562
Accounts payable and accrued liabilities	(255,683)	186,010

Cash used in operating activities	(202,919)	(6,971)

Investing Activity
Acquisition of plant and equipment	(14,195)	(534,334)

Financing Activities
Demand loan	125,000	409,000
Note payable	-	14,515
Repayment of long-term debt obligations	(39,050)	-
Capital lease obligations	(46,734)	(48,646)

Cash provided by financing activities	39,216	374,869

Change in cash and cash equivalents during the period	(177,898)	(166,436)

Cash and cash equivalents, beginning of the period	436,426	557,316

Cash and cash equivalents, end of the period	$ 258,528	$ 390,880

Supplementary cash flow information:
Cash paid for:
Interest	$ 62,503	$ 54,010

Income taxes	$ -	$ 1,250

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period ended March 31, 2009

(Stated in US Dollars)

(Unaudited)

	Common Stock		Additional
	Issued		Paid-in
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2007	29,414,925	$ 15,079,071	$ 954,903	$ (11,400,084)	$ 4,633,890
Stock-based compensation	-	-	47,329	-	47,329
Net loss for the period	-	-	-	(808,350)	(808,350)

Balance, June 30, 2008	29,414,925	15,079,071	1,002,232	(12,208,434)	3,872,869
Stock-based compensation – Note 7	-	-	9,820	-	9,820
Net loss for the period	-	-	-	(373,304)	(373,304)

Balance, March 31, 2009	29,414,925	$ 15,079,071	$ 1,012,052	$ (12,581,738)	$ 3,509,385

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Stated in US Dollars)

(Unaudited)

Note 1

Nature of Operations and Ability to Continue as a Going Concern

The Company develops, manufactures and markets proprietary fire resistant building materials branded as Blazeguard in the United States of America and, as well, the Company owns the exclusive U.S. and international rights to the Pyrotite fire retardant technology.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2009, the Company had an accumulated deficit of $12,581,738 (June 30, 2008 - $12,208,434) since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

The Company was incorporated under the British Columbia Company Act and is publicly traded on the TSX Venture Exchange in Canada (“TSX”) and the NASD: OTC Bulletin Board in the United States of America.

These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.  It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the year ended June 30, 2008.  The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending on June 30, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

March 31, 2009 and 2008

(Stated in US Dollars) – Page 2

Note 2

New Accounting Standards

Recently adopted accounting pronouncements

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

Recent Accounting Pronouncements Not Yet Adopted

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP).  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The Company is in the process of evaluating the impact, if any, of this FSP on its financial statements.

In December 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”). EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property.  The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 is effective for fiscal years beginning after December 15, 2008.  As a result, EITF 07-01 will be effective for the Company as of July 1, 2009.  The Company expects that the adoption of EITF 07-01 will have minimal, if any, impact on its financial position and results of operations.  However, based upon the nature of the Company’s business, EITF 07-01 could have a material impact on its financial position and results of operations in future years.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

March 31, 2009 and 2008

(Stated in US Dollars) – Page 3

Note 3

Inventory

	March 31	June 30
	2008	2008

Raw materials	$ 163,658	$ 223,750
Finished goods	190,527	70,229

	$ 354,185	$ 293,979

Note 4

Patent, Trademark and Technology Rights

	March 31,	June 30,
	2009	2008

Trademark and technology rights – at cost	$ 1,000,000	$ 1,000,000
Patent – at cost	24,104	24,104

	1,024,104	1,024,104
Less: accumulated amortization	(606,649)	(511,837)

	$ 417,455	$ 512,267

Note 5

Bank Loan Facility

March 31,	June 30,
2009	2008

Revolving bank loan facility in the amount of

$500,000 bearing interest at 7.5% and secured by a

security interest in inventory, accounts receivable,

equipment and all intangibles of the Company as well

an assignment of the building lease. The balance is

due on August 1, 2009

$ 375,000	$ 750,000

During the nine months ended March 31, 2009, the terms of the revolving bank facility were modified to include a $500,000 capital loan being amortized by the bank over a 10 year period and which is secured by building, property and equipment.  Additionally, the bank provided a $500,000 credit facility as an operating line of credit from which the company has drawn $375,000 as at March 31, 2009.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

March 31, 2009 and 2008

(Stated in US Dollars) – Page 4

Note 6

Long-term debt

	March 31,	June 30,
	2009	2008

Capital loan bearing interest at 7% per annum and secured by a charge over the building and property and equipment. The loan is repayable in monthly amounts of $7,550 up to July 1, 2012 at which time the remaining loan balance of $250,209 is due.	$ 460,950	$ -

Less: current portion	(59,787)	-

	$ 401,163	$ -

Principal payments over the remaining life of the loan are as follows:

2009	$ 59,787
2010	67,685
2011	333,478

$ 460,950

Note 7

Share Capital

Escrow:

At March 31, 2009, there are 48,922 (June 30, 2008: 48,922) shares are held in escrow by the Company’s transfer agent.  These shares are issuable in accordance with a time release clause in the escrow share agreement.  As at March 31, 2009 and June 30, 2008, all of the shares held in escrow are issuable but the Company has yet to request their release.

Commitments:

Stock-based Compensation Plan

At March 31, 2009, the Company has outstanding options that were granted to directors, officers and consultants the option to purchase 1,941,750 common shares of the Company.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

March 31, 2009 and 2008

(Stated in US Dollars) – Page 5

Note 7

Share Capital – (cont’d)

Commitments: –  (cont’d)

Stock-based Compensation Plan – (cont’d)

A summary of the status of Company’s stock option plan for the nine months ended March 31, 2009 is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, June 30, 2008	2,107,550	$0.56
Granted	40,000	$0.05
Cancelled	(109,550)	$0.62
Forfeited	(96,250)	$0.45

Outstanding, March 31, 2009	1,941,750	$0.56

Exercisable, March 31, 2009	1,858,000	$0.57

Exercisable, June 30, 2008	1,870,050	$0.58

The following summarizes information about the stock options outstanding at March 31, 2008:

	Exercise
Number	Price	Expiry Date

986,750	$0.65	August 24, 2009
665,000	$0.45	January 10, 2010
250,000	$0.55	August 9, 2010
40,000	$0.05	March 7, 2011

1,941,750

During the nine months ended March 31, 2009, a compensation charge included in wages and management fees associated with the grant of stock options in prior years in the amount of $9,820 (2008: $1,212) was recognized in the financial statements.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

March 31, 2009 and 2008

(Stated in US Dollars) – Page 6

Note 8

Related Party Transactions

The Company was charged the following by directors of the Company or private companies with common directors during the three and nine months ended March 31, 2009 and 2008:

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008

Wages and management fees	$ 36,601	$ 45,605	$ 127,242	$ 140,204

As at March 31, 2009, included in accounts payable and accrued liabilities is an amount of $3,789 (June 30, 2008: $1,510) owed to a director of the Company.

Note 9

Segmented Information and Sales Concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials.  During the nine months ended March 31, 2009, the Company earned sales revenue of $3,474,309 (2008: $3,528,709), all of which were earned in the United States of America.

The Company’s long lived assets are located in each of the United States and Canada as follows:

	March 31,	June 30,
	2009	2008

Canada	$ 395,829	$ 489,579
United States	3,908,726	4,098,705

Total	$ 4,304,555	$ 4,588,284

During the three and nine months ended March 31, 2009, one customer accounted for 65% and 70% (2008: 78% and 79%) of sales revenue, respectively. The amounts receivable from this customer at March 31, 2009 was $15,853 (June 30, 2008: $49,495). The loss of this customer or the curtailment of purchases by such a customer could have a material adverse effect on the Company’s financial condition and results of operations.

Note 10

Contingent Liability

The Company is a defendant in a lawsuit claiming damages for defective building materials wherein the plaintiff has claimed approximately $5,400,000 from the Company. In the opinion of management, this lawsuit is without merit.  The Company has liability insurance for up to $1,000,000. Any loss resulting from the lawsuit will be recognized in the period such a loss becomes likely.

Note 11

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

Discussion of Operations

Barrier’s financial statements are filed with both the SEC (USA) and SEDAR (Canada) and are disclosed in US dollars utilizing US generally accepted accounting principles.  Barrier’s filings with the SEC consist of quarterly reviewed financial statements on Form 10-Q and annual audited financial statements on Form 10-K.  Barrier continues to file the above financial statements with SEDAR in Canada on their website at www.sedar.com.  Finally, we also make Canadian and USA reports available on the Company’s website: www.intlbarrier.com.

Sales revenue reported for the quarter ending March 31, 2009 was $764,398 vs. the $1,214,182 generated in the same quarter in 2008.  Year-to-date sales are $3,474,309 vs. $3,528,709.  Total sales volume, as measured by surface volume of product shipped, was 1,084,800 sq.ft.  This is a decrease over the 1,893,200 sq.ft. shipped during the same quarter in the previous year.  Sales into the Residential Roof Deck Market Sector were 348,300 sq. ft. vs. 374,800 sq. ft. in the prior year quarter.  Sales into the Commercial Modular Sector were 736,500 sq. ft. vs. 1,498,200 sq. ft.  There were no shipments into the Structural Insulated Panel market in the current quarter, in comparison to 20,200 sq. ft. in the same period last year.

Sales for the nine months ending March 31, 2009 (fiscal year to date) are 4,768,900 sq.ft. vs. 5,331,700 sq.ft. for the same period in 2008.  Of the total shipped volume; 3,495,400 sq.ft. was into commercial modular, 1,228,700 sq.ft. into residential roof deck, and 44,800 sq.ft. into Structural Insulated Panels.

Barrier continues to expand the geographic base for Blazeguard sales in the US and Canada.  Barrier and is actively marketing Blazeguard to the multi-family residential roof deck market in Southern California.  Barrier is also marketing Blazeguard to single-family exterior side wall applications in the wildfire prone areas of California, Oregon, Washington and Colorado as well.  Barrier’s wholesale building products distributor in California has Blazeguard inventory (carload shipments to keep freight costs down) and expects to see increased sales to builders and lumber dealers in the coming months.  During the past quarter, we added sales representation in both the Mountain States (Colorado, Utah, and Wyoming) and the Pacific Northwest (Washington, Oregon, and Northern California).  Specified Building Products, Stan South and Chad Nibbe, represent a variety of specified construction product lines throughout the Mountain States Region and have added Blazeguard Fire-Rated Sheathing to their product base.  Snuff-It’s, James Walmsley, has his own fire-rated products distributorship and website, www.wildfireoptions.com.  Blazeguard is now a featured product for Snuff-It throughout the Pacific Northwest region.  Several potential distribution sources have been identified in both markets and we expect inventory in these regions over the next several months.

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

As the US building industry continues its recovery throughout 2009, and as housing starts continue their climb back to levels reflecting the underlying need for new homes, Barrier anticipates a significant recovery in the growth rate of Blazeguard residential sales volume.  Barrier continues its press to add builders, one by one.  During “slow times”, Barrier, and the existing Blazeguard distribution network, have found builders eager to learn about how Blazeguard can improve the value of their homes.  Barrier’s aggressive positioning during this time period has created future opportunity and set the stage for strong growth as the housing market improves.

Gross profit for the quarter was $65,628 for the period ending March 31, 2009 and $517,423 for the nine-month period ($137,800 and $186,925 respectively in 2008).  There was a classification change during the current and prior year to include amortization and R&D in cost of sales.  Therefore, the reclassified gross margin, as a percentage of sales revenue was 9% in comparison to 11% in the prior year quarter largely as a result of lower quarterly sales volumes.  Year-to-date, however, the gross margin is 15%, which represents a significantly improvement from 5% in the prior year.

The new production line became “fully” operational in October 2007.  While the “old” line continues to produce odd size orders and plywood (warped boards), all other Blazeguard® production is run on the new line.  The new line is proving out that expected gains in efficiency and quality are possible at speeds over twice as fast as the old line.  As sales volumes increase to levels where the new line is used at or near full capacity (approximately 20 million sq. ft. per 8 hr shift), efficiency gains will be noticeable on the bottom line as profits improve substantially.

Cost of sales in the three and nine month periods ending March 31, 2009 decreased to $698,770 and $2,956,886 from $1,076,382 and $3,341,784 in the previous year.  The decrease is attributable to gaining efficiency in operations and slightly lower sales volume.  As mentioned previously, the cost of sales was reclassified to include amortization and R&D expenses in this reporting period.  After reclassification, the year-to-date average cost per sq.ft. of production was $0.62 in comparison to $0.63 in the comparable period.

R&D expenses that were incurred as new market applications continue to be explored and developed were $9,016 for the current quarter vs. $20,393 in the same period last year.  The significant decrease in research and development expenses is attributable to the Company’s cost management due to its necessity to conserve cash as well as the fact that the significant R&D expenses associated with the implementation of the new line have been incurred and there is no longer a need for substantial R&D expenditures.  Barrier continues to invest in R&D to potentially develop other markets for Pyrotite™ and Blazeguard® products for future diversification, while keeping the expenses as low as possible.  Directly applying Pyrotite™ to foam insulation is quickly proving to be a viable opportunity for Fiscal 2009.

Included in cost of sales was depreciation on plant and equipment.  Depreciation decreased slightly for the quarter from $68,887 to $67,704 and increased from $200,398 in 2008 to $203,112 in 2009.  The expense reflects scheduled depreciation of the new manufacturing line equipment and building expansion.  The amortization of the worldwide Pyrotite technology (including patents, technical know-how, and trademarks) began when Barrier purchased it in 2004 and will continue at existing rates until it is fully depreciated (eight years).  Neither of these items have an impact on the cash position of the Company.

Administrative expenses in the reported three- and nine-month period decreased from $346,213 and $904,807, respectively to $277,157 and $822,744.  Due to the decline in sales this quarter, the administrative costs per sq. ft. increased for the quarter, from $0.18 to $0.25, but have remained consistent year-to-date at $0.17.  Many of these costs are fixed and don’t change proportionately with sales volume.  As the economy and sales improve, a reduction in the average cost of administrative expense per sq.ft. produced is expected.  Barrier expects the reduction in the average cost of administration to have a significant impact on bottom line performance in future reporting periods.

Accounting and Audit Fees decreased in the quarter ending March 31, 2009 vs. the same time period last year ($8,833 vs. $11,887) and increased year-to-date ($55,999 vs. $34,225).   This is attributed to timing and increase of year-end audit fees due to regulatory compliance with Sarbanes-Oxley.

Insurance costs have decreased to $25,098 for the three months and $60,498 for nine months in comparison to $28,274 and $96,125 the previous year.  The difference is due primarily to lower product liability premiums, which is a function of sales volumes.

Interest on Long Term Debt has decreased slightly from $21,697 to $20,780 for the reporting period (and increased from $56,700 to $62,503 year-to-date).  This year-to-date increase is a result of utilizing an operating line of credit that has enabled Barrier to grow inventory levels to anticipate customer needs and to provide interim funding for short-term working capital requirements.

On July 16, 2008, the Company restructured the revolving bank loan.  The terms of the revolving bank facility were modified to include a $500,000 capital loan being amortized by the bank over a seven-year period.  Additionally, the bank provided a $500,000 credit facility as an operating line of credit from which the Company has drawn $375,000.  The collateral for both of these lines is: the building, property and equipment; cash accounts; accounts receivable; and, inventory.

Legal fees increased to $26,419 for the three-month period and $67,032 for the nine months ending March 31, 2009.  For the same period in the prior year, legal fees were $19,252 and $42,638 respectively.  Legal fees were expended on activities in support of Blazeguard and Pyrotite patent and trademark registration as well as for help in the drafting and review of certain business correspondence.  Barrier believes protecting its technology and trademarks is an important step in positioning itself to develop strategic partners and potential technology licensees.

Travel, promotion and trade show expenses increased slightly for the three month period ($14,630 vs. $10,766) and also for the nine month period ending March 31, 2009 ($36,932 vs. $32,777).  Sales expenses in Fiscal 2009 are focused on the development of the northern and southern California territories, Oregon, and Colorado [the Northern Pacific region].  Additionally, with the emergence of Mr. James Dukart as a trained and “seasoned” sales and marketing expert for Blazeguard (especially in multifamily residential roof decks and Structural Insulated Panel (SIPs) markets), an additional person is now available to travel from Barrier’s headquarters’ office in support of sales activities. W hile Barrier has always planned business travel to accommodate only “necessary” trips, all business travel is currently pre-approved by a cash flow committee in addition to approval by Barrier’s CEO.

Other income includes income not directly related to business operations.  Other items reported during the period herein include $1,504 in interest income and ($4,965) in foreign exchange loss.  Year-to-date, the interest income is $5,558 and the foreign exchange loss is ($73,541).  The Canadian dollar depreciated substantially year over year.  To compare, for the same reporting period last year, foreign exchange was a positive $25,888 year-to-date, a swing of $99,429 for the nine-month period.

Net Loss.  A net loss of ($214,990) is being reported for the quarter ending March 31, 2009, whereas in the same period in 2008, a net loss of ($223,534) was reported.  For the nine months ending March 31, 2009, the net loss is ($373,304) vs. ($674,529) in the prior year.  This represents an improvement of $301,225 in the net income, on top of absorbing the $99,429 negative foreign exchange movement.  Sales volume for the quarter was up and Barrier remains focused on cutting costs wherever it can.  This includes operating the manufacturing line with maximum efficiency, as the economy remains unsettled and the retraction in residential construction continues.  Keeping a vigilant handle on costs will help keep operational costs as low as possible and enable recovery to occur sooner and at lower volumes than previously possible.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the nine most recently completed quarters:

	March 31 2009	Dec 31 2008	Sept 30 2008	June 30 2008	March 31 2008	Dec 31 2007	Sept 30 2007	June 30 2007
Volume shipped (MSF)	1,085	1,578	2,106	1,891	1,893	1,555	1,883	2,273
Total Revenues (000)	$764	$1,123	$1,587	$1,349	$1,214	$1,065	$1,249	$1,434
Operating Income (000)	($211)	($94)	($0)	($143)	($208)	($271)	($239)	($44)
Net income (loss) (000)	($215)	($164)	$6	($134)	($224)	($258)	($193)	$12
EPS (Loss) Per Share	($0.01)	($0.01)	$0.00	($0.01)	($0.01)	($0.01)	($0.00)	$0.00

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

Barrier has been working with a major insulated foam producer in an attempt to develop a fire-rated foam product that can be used both in the finishing of basement walls as well as in “built-up” commercial roof decks.  While it is still early in the R&D phase, Barrier and the foam producer have developed samples and completed some preliminary fire tests that were very encouraging.  Additional fire tests are scheduled to be completed during the first quarter of 2009.

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

Financial position & financings

Barrier ended the period with a working capital deficit of ($35,121).

The Company generated negative operating cash flow for the nine months ended March 31, 2009 of ($202,919) in comparison to ($6,971) for the same nine-month period in 2008.  The Company expects to fund short-term cash needs out of current operations and supplement other short-term needs with the operating line of credit that is secured by a security interest in inventory, accounts receivable, equipment and all intangibles of the company as well as an assignment of the building lease.

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

Related Party Transactions

During the nine months ended March 31, 2009 the Company incurred wages and management fees of $127,242 with directors of the Company and companies with common directors.  The Company paid $140,204 in wages and management fees for the same prior year-to-date.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of March 31, 2009:  29,414,925 common shares at $15,079,071.

Issued as of   May 14, 2009:  29,414,925 common shares at $15,079,071

Options outstanding:

The following summarizes information about the stock options outstanding at March 31, 2009 reflected in US dollar currency:

	Number	Exercise	Expiry
Number	Exercisable	Price	Date
986,750	986,750	$0.65	August 24, 2009
665,000	611,250	$0.45	January 10, 2010
250,000	250,000	$0.55	August 9, 2010
40,000	10,000	$0.05	March 7, 2011
1,941,750	1,858,000

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

Internal Control and Financial Reporting Procedures

The board of directors evaluates and maintains internal control procedures and financial reporting procedures to ensure the safeguarding of Barrier’s assets as well as to ensure full, true, accurate and timely disclosure of Barrier’s financial position for the nine month period ended March 31, 2009, which would materially affect the accuracy of this financial report.  There has been no change in internal control procedures in the nine month period ending March 31, 2009.

Other Matters

As at March 31, 2009 the Company did not have any off-balance sheet arrangements to report.

International Barrier Technology Inc. (the Company) has received a preliminary liability and damage report from a New Jersey townhouse association in connection with a lawsuit the association has filed against its contractor, engineering consultant, property manager and the Company (the “Defendants”).  The lawsuit involves alleged water damage in a 1997/1998 roof replacement project that was allegedly caused by claimed Company product failure along with other alleged deficiencies.  The Company first reported on the prospect of this litigation in December 2005.  The townhouse association claims that as a result of defective product supplied, and negligent work performed by other named Defendants, the association has suffered damages of US$5,400,000.  Repairs, to date, have been limited to certain townhouse units where water stains have appeared in ceiling areas. The damages claimed include the costs of repairs made subsequent to the initial installation work, attorney and consultant fees, and the estimated anticipated future costs for roof repairs on all units including those that have not previously required roof repairs nor have shown any sign of damage.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of March 31, 2009, and has concluded the disclosure controls and procedures were ineffective as discussed in greater detail below. As of the date of this filing, the Company is still in the process of remediating such material weaknesses in its internal controls and procedures.

(b)  Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management evaluated, under the supervision and with the participation of the Chief Executive Officer, the effectiveness of its internal control over financial reporting as of March 31, 2009.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2009, due to the existence of a significant deficiency constituting a material weakness, as described in greater detail below.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In light of this material weakness, the Company performed additional post-closing procedures and analyses in order to prepare the consolidated financial statements included in this report.  As a result of these procedures, the Company believes its consolidated financial statements included in this report present fairly, in all material respects, the financial position, results of operations and cash flows for the Nine Months ended March 31, 2009.

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

Material Weaknesses Identified

In connection with the preparation of the consolidated financial statements for the Nine Months Ended March 31, 2009, management identified the following material weakness in internal control:

The company does not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2009 assessment of the effectiveness of our internal control over financial reporting.

We are in the process of designing and implementing additional remediation measures for the material weakness described in this annual report. Such remediation activities include the following:

The Company plans to enhance the training and oversight of the accounting personnel responsible for measuring and recording non-routine transactions involving complex accounting matters.

(c) Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the Nine Months Ended March 31, 2009 that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

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

         c.  No Disclosure Necessary

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No Disclosure Necessary

ITEM 5.  OTHER INFORMATION

         a. 1. Reports on Form 8-K:

               Form 8-K filed 1/20/2009, regarding a news release about

               six-months’ revenue and sales volumes.

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

International Barrier Technology Inc. -– SEC File No. 000-20412

Registrant

Date: May 14, 2009          /s/ Michael Huddy

                                Michael Huddy, President/CEO/Director

Date: May 14, 2009          /s/ David Corcoran

                                David Corcoran, CFO/Director