Form 10-K
period 2009-06-30
INTERNATIONAL BARRIER TECHNOLOGY INC/
filed 2009-09-28
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Fiscal Year Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ ] Yes    [ X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ] Yes    [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange

Large accelerated filer [ ]                                 Accelerated filer         [ ]

Non-accelerated filer   [ ]                                 Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes    [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (OTCBB).  September 10, 2009 =  $2,941,493

Common Shares outstanding at September 10, 2009                         29,414,926 shares

Index to Exhibits on Page 70

TABLE OF CONTENTS

Introduction..............................................................   3

PART I

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder

          Matters, and Issuer Purchase of Equity Securities...............  15

Item 6.   Selected Financial Data.........................................  18

Item 7.   Management’s Discussion and Analysis of Financial Condition

Item 9.   Changes in and Disagreements With Accountants on Accounting and

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.........  55

Item 11.  Executive Compensation..........................................  59

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Signatures                                                                  71

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

BUSINESS OF INTERNATIONAL BARRIER TECHNOLOGY INC.

International Barrier Technology Inc. develops, manufactures, and markets proprietary fire resistant building materials designed to help protect people and property from the destruction of fire.  The Company uses a patented, non-combustible, non-toxic Pyrotite formulation that is used to coat wood panels and has potential application to engineered wood products, paint, plastics, and expanded polystyrene.  Sales have been US$4.1 million and US$4.9 million during Fiscal 2009 and 2008, respectively.

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

Incorporated in July 1986, pursuant to agreements, the Company acquired the rights to the Pyrotite Technology for Canada in July 1986 and for the United States in March 1992.  The Canadian rights and the US rights under the 1992 agreement were voluntarily terminated in January 1996 due to marketing conflict with a corporation which acquired the licensor’s rights to the technology.  A new agreement for the rights in the United States was signed in January 1996 and revised in March 1996.  The Company acquired the world-wide rights to the Pyrotite technology, including: US patents; foreign patent filings; manufacturing know-how; trade secrets, and trademarks pursuant to a March 2004 agreement.  The Company completed construction of a new manufacturing facility in Minnesota, USA in December 1995; the facility was upgraded to include substantial automation, increased capacity and product quality in April/May 2000; as Barrier continued to achieve double digit growth year after year, it decided the current manufacturing facility needed to be expanded.  The planning and development of a higher volume and more fully automated facility began in 2004; the first phase that included the building addition was complete in March 2005.  The second phase of the new line development was complete in August 2005 and the first commercial production run was in March 2006.  The final phase of equipment installation, shake down improvements, and training was complete in late 2006 at which time full commercial production began.

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

The Company has 100,000,000 no par common shares authorized.  At 6/30/2009, the end of the Company's most recent fiscal year, there were 29,414,926 common shares issued and outstanding.

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

Fiscal 2009:  None

Fiscal 2010-to-date:  None

Capital Expenditures

Fiscal 2007:          $463,853, purchase of plant and equipment

Fiscal 2008:          $434,095, purchase of plant and equipment

Fiscal 2009:          $14,195, purchase of plant and equipment

1.B.  Financial Information About Segments

Refer to the audited financial statements for Fiscal 2009 ended June 30th (footnote #13, “Segmented Information and Sales Concentration”) for this information.

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

Employees

As of 8/31/2009, the Company had 13 full-time employees, one full time Executive Officer and two part-time Executive Officers.  As of 6/30/2009, the Company had 14 full-time employees, one full-time Executive Officer and two part-time Executive Officers.  As of 6/30/2008, the Company had 22 full-time employees, one full-time Executive Officer and two part-time Executive Officers.

Dependency upon Customers

Fiscal 2009

During Fiscal 2009, the company’s largest customer was MuleHide Products, Inc. “Mulehide”.  Mulehide is a company that services the commercial roofing market including selling Blazeguard products to the commercial modular roof deck market.  MuleHide purchased 72.4% of the 5,780,032 sq. ft. of Blazeguard shipped in Fiscal 2009.  Blazeguard product shipped to MuleHide Products is private labeled MuleHide FR Deck Panel.

The largest market for Blazeguard products (after accounting for FR Deck Panel) in Fiscal 2009 remained roof deck applications in multifamily residential roof deck construction.  Multifamily construction accounted for 26.9% of total shipments in 2009.  Town home sales are made through building products distribution companies such as Stock Building Supply, Inc., BFS Building Supply, 84 Lumber, Inc., and Logan Lumber Company.  The Mid-Atlantic market (Maryland south through North Carolina and the northeastern US - New Jersey and Pennsylvania) was the strongest town home market with 673,500 sq. ft. of sales (11.7% of total sales).  Other town home markets include Florida, the Midwest, the West).  The building products distribution companies mentioned have a presence in all of these areas and are Barrier’s consistent customer throughout these geographies.

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

1.D.  Financial Information About Geographic Areas

During Fiscal 2009 and 2008, all sales were in the United States.

At 6/30/2009 and 6/30/2008: $4,399,923 and $4,808,332 of the assets were located in the United States and $449,194 and $929,644 were located in Canada, respectively.

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

ITEM 1A.  RISK FACTORS

In addition to the other information presented in this Annual Report, the following should be considered carefully in evaluating the Company and its business.  This Annual Report contains forward-looking statements that involve risks and uncertainties.  The Company's actual results may differ materially from results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed below and elsewhere in this Annual Report.

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

Since inception through June 30, 2009, the Company has incurred aggregate losses of $12,926,979.  Our losses from operations for years ended 6/30/2009 and 6/30/2008 were $718,545 and $808,350, respectively; our cash used in operations for years ended 6/30/2009 and 6/30/2008 were $318,979 and $79,654 respectively.  There is no assurance that we will operate profitably or will generate positive cash flow in the future.  In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, the level of competition or general economic conditions. Consequently, the Company expects to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner.

The Auditors' Report on the 6/30/2009 consolidated financial statements includes an additional comment that states that there exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty.

The Company’s history of operating losses is likely to lead to the need for additional, potentially unavailable, financings and related problems.

The Company has a history of losses: ($718,545) and ($808,350) in FY2009 and FY2008.  Despite recent capital infusions, the Company may require significant additional funding to meet its long-term business objectives, unless the trend of losses is reversed.  Capital will be needed to help maintain and to expand marketing of the Company’s products.  The Company may not be able to obtain additional financing on reasonable terms, or at all.  If equity financing is required, then such financings could result in significant dilution to existing shareholders.  If the Company is unable to obtain sufficient financing, the Company might have to dramatically slow marketing efforts and/or lose control of its products.  The Company has historically obtained the preponderance of its financing through the issuance of equity.  There is a limit of 100,000,000 authorized common shares.  The Company has no current plans to obtain financing through means other than equity financing and/or loans.  Such losses and the resulting need for external financings could result in losses of investment value.

The Company’s need for additional financing to expand production and conduct marketing efforts could lead to the Company’s inability to continue generating material sales revenue.

The Company develops, manufactures, and markets proprietary fire resistant building materials designed to help protect people and property from the destruction of fire.    Additional amounts of additional financing may be required to facilitate corporate operational growth and to expand marketing efforts on a short-term basis.  Conventional bank financing has been established at a local bank up to $1,000,000 revolving line of credit. In July 2008, the terms of the existing revolving bank facility of $1,000,000 were modified to include a $500,000 capital loan being amortized by the bank over a 10-year period and which is secured by building, property and equipment. Additionally, the bank provided a $500,000 credit facility as an operating line of credit from which the Company has drawn $475,000.

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

While developing, manufacturing, and marketing proprietary fire resistant building materials designed to help protect people and property from the destruction of fire, the nature of the Company’s business, its ability to develop a successful sales force, and to develop a competitive edge in the marketplace, depends, in large part, on its ability to attract and maintain qualified key management personnel.  Competition for such personnel is intense and the Company may not be able to attract and retain such personnel.  The Company’s growth will depend on the efforts of its Directors (David Corcoran, Michael Huddy, Victor Yates and Craig Roberts) and its Senior Management (President/CEO/Director, Michael Huddy; and CFO/Director, David Corcoran; and Corporate Secretary, Lindsey Nauen).  David Corcoran and Lindsey Nauen work for the Company on a part-time basis while Michael Huddy works for the Company on a full-time basis.   The Company has no key-man life insurance and there are no written agreements with them.

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

Barrier’s business is directly related to housing/building starts in the United States.  Any factor resulting in a slowdown of economic activity, especially those that result in an increase in interest rates will have a negative impact on Barrier’s business.  New housing starts in the U.S. continue to decline, though the rate of decline appears to be slowing. The U.S. Census Bureau reported 560,000 new housing starts in July, adjusted downward from earlier estimates of 580,000 starts. July's numbers were also 1.0 percent lower than June 2009 and 37.7 percent lower than July 2008. Census Bureau predictions have housing starts gradually recovering, but only by 5,000 to 10,000 units per month through early 2010. Total starts in March 2010 are predicted at 707,000; by way of comparison in January of 2006 total U.S. Housing Starts were 2,265,000. Barrier is somewhat protected in minor housing market declines because growth is dependent upon increased market share in geographic areas we are currently not selling in such as Southern California and Texas.  The potential for growth in sales due to improved market share is very high relative to the negative impact of a percentage decrease in housing starts.

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

As a partial response to the U.S. housing market decline, in July Barrier halted outside sales commissions to independent representatives for any business more than two years old. Barrier remains committed to national sales, and will make great use of the Internet and existing relationships with national distributors to promote national sales efforts.  Additional sales representatives will be added as business expands and the addition is warranted.

Risks Relating to the Company’s Common Stock

Principal stockholders, officers and directors have substantial control regarding stock ownership; this concentration could lead to conflicts of interest and difficulties in the “public” investors effecting corporate changes, and could adversely affect the Company’s stock prices.

The Company’s Senior Management, Directors and greater-than-five-percent stockholders (and their affiliates), acting together, hold approximately 27.6% of the shares of the Company, on a diluted basis, and have the ability to control substantially all matters submitted to the Company’s stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company’s assets) and to control the Company’s management and affairs.  Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially adversely affect the market price of the Company’s stock.

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

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in “penny stock”.  A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share.  The Company’s shares are quoted on the OTC Bulletin Board in the United States and the TSX Venture Exchange in Canada.  Trading on the OTCBB in the Company’s common shares ranged from $0.07 (low) to $0.25 (high) during the period from 1/1/2008 to 12/31/2008, trading at $0.10 on 12/31/2008 and at $0.11 on 6/30/2009 and at $0.10 on 8/31/2009.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in the Company’s shares, which could severely limit the market liquidity of the shares and impede the sale of the Company’s shares in the secondary market.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

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

ITEM 3.  LEGAL PROCEEDINGS

International Barrier Technology Inc. (the Company) received a preliminary liability and damage report from a New Jersey townhouse association in connection with a lawsuit the association filed against its contractor, engineering consultant, property manager and the Company (the “Defendants”).  The lawsuit involved alleged water damage in a 1997/1998 roof replacement project that was allegedly caused by claimed Company product failure along with other alleged deficiencies.  The Company first reported on the prospect of this litigation in December 2005.  The townhouse association claims that as a result of defective product supplied, and negligent work performed by other named Defendants, the association has suffered damages of US$5,506,409.46.  Repairs, to date, have been limited to certain townhouse units where water satins have appeared in ceiling areas.  The damage claimed include the attorney and consultant fees, and the estimated anticipated future costs for roof repairs on all units including those that have not previously required roof repairs nor have shown any sign of damage.

At the end of this past fiscal year, the Company made a small contribution of $50,000 to a settlement that was otherwise funded by our insurer.  The matter was settled to allow Barrier to focus on future opportunities and was settled without admission of liability.  Barrier continues to maintain the issue in this townhouse association was due to improper ventilation of the attic space and that there was no defective product.

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

Common Shares Trading Activity

Canadian Dollars

______________________________________________________________________________

______________________________________________________________________________

                                                                     - Sales -

Period                                                        Canadian Dollars

Ended                                 Volume          High       Low   Closing

Quarterly

 6/30/2009                           253,300      CDN$0.14  CDN$0.07  CDN$0.09

 3/31/2009                           418,600          0.17      0.07      0.08

12/31/2008                           278,000          0.20      0.08      0.09

 9/30/2008                           232,500          0.21      0.12      0.20

 6/30/2008                           240,000          0.20      0.14      0.19

 3/31/2008                           189,500          0.24      0.16      0.18

12/31/2007                           476,900          0.34      0.17      0.22

 9/30/2007                           171,100          0.40      0.22      0.34

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

Common Shares Trading Activity

US Dollars

______________________________________________________________________________

______________________________________________________________________________

                                                                     - Sales -

    Period                                                          US Dollars

     Ended                           Volume           High      Low    Closing

Quarterly

 6/30/2009                        2,514,900        US$0.12   US$0.07   US$0.11

 3/31/2009                        3,744,500           0.13      0.04      0.06

12/31/2008                        2,036,400           0.20      0.06      0.10

 9/30/2008                        1,459,100           0.20      0.08      0.20

 6/30/2008                        2,331,400           0.22      0.12      0.15

 3/31/2008                        2.289.700           0.25      0.12      0.19

12/31/2007                        3,166,500           0.45      0.13      0.23

 9/30/2007                        1,916,500           0.40      0.20      0.33

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

On 9/26/2008, the Company’s shareholders’ list showed 29,414,926 common shares outstanding and 140 registered shareholders with: 4,706,388 shares owned by 41 registered shareholders/depositories resident in Canada; 24,708,437 shares owned by 98 registered shareholders/depositories resident in the United States; and 100 shares owned by one shareholder in one other countries.

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

None

Use of Proceeds From Sales of Securities is for working capital

Recent Sales of Unregistered Securities

The Company relied on the exemptions from registration under Regulation S for the following private placements of securities to only Canadian residents:

Fiscal 2008:          None

Fiscal 2009:          None

Fiscal 2010-to-date:  None

ITEM. 6.  SELECTED FINANCIAL DATA

Selected financial data as shown in the following table for the Company for Fiscal 2009/2008 Ended June 30th was derived from the consolidated financial statements of the Company that have been audited by BDO Dunwoody LLP, Chartered Accountants, as indicated in their auditor’s report included elsewhere in this Annual Report.  Selected financial data as shown in the following table for the Company for Fiscal 2007/2006/2005 is derived from the Company's audited consolidated financial statements, not included herein.

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

Selected Financial Data

($ in 000’s, except per share data)

_________________________________________________________________________________

_________________________________________________________________________________

                                Year       Year       Year       Year       Year

                               Ended      Ended      Ended      Ended      Ended

                           6/30/2009  6/30/2008  6/30/2007  6/30/2006  6/30/2005

________________________________________________________________________________

Sales Revenue                 $4,092     $4,878     $6,130     $6,604     $4,376

Net Income (Loss)              ($719)     ($808)     ($491)     ($146)     ($941)

Income (Loss) per Share       ($0.02)    ($0.03)    ($0.02)   (($0.01)    ($0.04)

Dividends Per Share              Nil        Nil        Nil        Nil        Nil

Wtg. Avg. Shares (000)        29,415     29,415     28,648     28,829     25,546

Period-end Shares O/S         29,415     29,415     29,415     29,390     27,645

--------------------------------------------------------------------------------

Working Capital                 $271       $433       $845     $1,109     $1,496

Long-Term Debt                  $921       $750       $290        $27        $34

Capital Lease Obligations       $398       $462       $529       $603       $604

Capital Stock                $15,079    $15,079    $15,079    $15,060    $13,899

Shareholders’ Equity          $3,164     $3,873     $4,634     $5,000     $3,864

Total Assets                  $4,849     $5,738     $5,888     $6,172     $4,792

---------------------------------------------------------------------------------

 (1) Cumulative Net Loss since incorporation to 6/30/2009 was ($12,926,979).

_________________________________________________________________________________

_________________________________________________________________________________

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Estimates

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

Revenue Recognition

The Company recognizes revenue on the sales of building supplies in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104, “Revenue Recognition”, which requires that: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed and determinable, and (iv) collectibility is reasonably assured. The Company recognizes revenue when the criteria prescribed by SAB 104 have been met. Management reviews accounts receivable for those that may potentially be uncollectible and any accounts receivable balances that are determined to be uncollectible are included in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company has not recorded an allowance against its accounts receivable for the years ended June 30, 2009 and 2008.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable from future cash flows. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flows estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. During the year ended June 30, 2009, the Company recorded an impairment write-down in the amount of $113,746 in respect of its Patent, trademark and technology rights.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the vesting period. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock option awards. We measure non-vested stock awards using the fair market value of our Common Stock on the date the award is approved. We award stock options to employees, directors and executive officers.

Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of paying with or using equity based instruments. The cost of the stock-based payments to non-

employees that is fully vested and non-forfeitable as at the grant date is measured and recognized at that date.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In September, 2006, FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 -

quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 -

observable inputs other than Level I, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 -

assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. Originally, SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Accordingly, we adopted SFAS No. 157 in the first quarter of fiscal year 2009. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The partial adoption of SFAS 157 was prospective and did not have a significant effect on the Company’s consolidated results of operations and financial condition. The Company is currently evaluating the impact of measuring the remaining non-financial assets and non-financial liabilities under FSP No. 157-2 on its financial position, results of operations and cash flows.

Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.  SFAS No. 159 gives the Company the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings.  As of June 30, 2009, the Company had not elected the fair value option for any eligible financial asset or liability.

Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.  SFAS No. 159 gives the Company the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. As at June 30, 2009, the Company has not elected the fair value option on any of its financial assets or liabilities.

Recent Accounting Pronouncements Not Yet Adopted

In December 2007, FASB issued Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”) and SFAS No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”) SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (“IPR&D”) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities , are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense.  SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not believe the adoption of these statements will have a material impact on significant acquisitions completed after July 1, 2009.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 improves the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other applicable accounting literature. FSP 142-3 is effective for the Company on July 1, 2009. The Company does not believe that the adoption of FSP 142-3 will have a material effect on its financial position or results of operations.

In June 2009, the FASB issued SFAS No.168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  Generally, the Codification is not expected to change U.S. GAAP.  All other accounting literature excluded from the Codification will be considered non-authoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We will adopt SFAS 168 for our quarter ending September 30, 2009.  The Company is currently evaluating the effect on its financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Equity Financing Timeline

Fiscal 2008:          None

Fiscal 2009:          None

Fiscal 2010-to-date:  None

Fiscal 2009 Ended 6/30/2009

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

Sales revenue reported for the fiscal year ending June 30, 2009 was $4,091,647.  Total sales volume, as measured by surface volume of product shipped, was 5,780,032 sq.ft.  During the same period in the previous year, Barrier shipped 7,222,525 sq.ft. with sales revenue of $4,877,605.

The loss of sales volume, year to year, is attributed to the continued decline in US economy and construction.  Barrier sold 1,552,300 sq. ft. to residential markets, which was a slight increase over the 1,517,200 sq. ft. in FY2008.  As the residential markets remained relatively stable year over year with slight indications of improvement, commercial modular shipments were the most impacted this past year – a decline of 26% from 5,637,000 sq. ft. to 4,182,900 sq. ft.  Structural Insulated Panels decreased slightly from 68,300 sq. ft. to 44,800 sq. ft.

Barrier continues to expand the geographic base for Blazeguard sales in the US and Canada. Barrier and is actively marketing Blazeguard to the multi-family residential roof deck market in Southern California. Barrier is also marketing Blazeguard to single family exterior side wall applications in the wildfire prone areas of California, Oregon, Washington and Colorado as well. Barrier’s wholesale building products distributor in California has Blazeguard inventory (carload shipments to keep freight costs down) and expects to see increased sales to builders and lumber dealers in the coming months.  During the past year, we added sales representation in both the Mountain States (Colorado, Utah, and Wyoming) and the Pacific Northwest (Washington, Oregon, and Northern California).  Specified Building Products, Stan South and Chad Nibbe, represent a variety of specified construction product lines throughout the Mountain States Region and have added Blazeguard Fire-Rated Sheathing to their product base.  Snuff-It’s, James Walmsley, has his own fire-rated products distributorship and website, www.wildfireoptions.com.  Blazeguard is now a featured product for Snuff-It throughout the Pacific Northwest region.  Several potential distribution sources have been identified in both markets and we expect inventory in these regions over the next several months.

During the past year, commercial modular applications expanded further in territory and specified projects.  With our partnership with MuleHide Products, we developed a new distribution source and moved inventory into Canada.  The fire codes throughout Alberta, Canada for building projects during the construction process were modified during the year and our product offers a viable solution.  After the acceptance of the FR Deck Panel in the government specifications for barrack construction, we have seen an increase in interest, quotes, and use in these projects across the country.

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

As the US building industry continues its recovery into 2010, and as housing starts continue their climb back to levels reflecting the underlying need for new homes, Barrier anticipates a significant recovery in the growth rate of Blazeguard residential sales volume.  Barrier continues its press to add builders, one by one.  During “slow times”, Barrier, and the existing Blazeguard distribution network, have found builders eager to learn about how Blazeguard can improve the value of their homes.  Barrier’s aggressive positioning during this time period has created future opportunity and set the stage for strong growth as the housing market improves.

Gross Profit for Fiscal 2009 was $577,154 and increase of 70.2% from the $339,086 in the previous year.  The gross margin, as a percentage of sales revenue significantly improved to 14% in comparison to 7% in the prior year.  This is largely due to labor and material efficiencies gained throughout the year.

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

Cost of Sales decreased to $3,514,493 from $4,538,519 in Fiscal 2009.  The decrease is attributable to gaining efficiency in operations and lower sales volume.  The year-to-date average cost per sq.ft. of production improved to $0.61 in comparison to $0.63 in the comparable period.

R&D expenses which were incurred as new market applications continue to be explored and developed were $17,091 vs. $144,181 in Fiscal 2008.  Barrier continues to invest in R&D to potentially develop other markets for Pyrotite™ and Blazeguard® products for future diversification, while keeping the expenses as low as possible.  Directly applying Pyrotite™ to foam insulation remains a viable opportunity in the future.

Included in cost of sales was amortization on plant and equipment.  Amortization increased slightly for the year from $260,335 to $264,122.  The expense reflects scheduled depreciation of the new manufacturing line equipment and building expansion.  The amortization of the worldwide Pyrotite technology (including patents, technical know-how, and trademarks) began when Barrier purchased it in 2004 and will continue at existing rates until it is fully depreciated (eight years).  Neither of these items have an impact on the cash position of the Company.

Administrative Expenses for Fiscal 2009 decreased to $1,159,294 from $1,117,606 in the prior year.  The administrative costs per sq. ft. increased for the reporting period from $0.15 to $0.20.  Many of these costs are fixed and don’t change proportionately with sales volume.  As the economy and sales improve, a reduction in the average cost of administrative expense per sq.ft. produced is expected.

Barrier expects the reduction in the average cost of administration to have a significant impact on bottom line performance in future reporting periods.

Accounting and Audit Fees increased from $45,331 to $74,537.  This is attributed to increased year-end audit fees due to regulatory compliance with Sarbanes-Oxley.

Insurance Costs have decreased to $62,399 in comparison to $125,974 the previous year.  The difference is due primarily to lower product liability premiums, which is a function of sales volumes.

Impairment Provision on Trademark and Technology Rights

The company is required by SFAS No. 144 to review the recoverability of its long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows.  Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.  If the sum of the projected undiscounted cash flow (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made.  During the year ended June 30, 2009, the Company recorded an impairment provision of $113,746 (2008 - $nil) related to the Company’s trademark and technology rights.

Interest on Long Term Debt has increased slightly from $82,109 to $85,838 for the reporting period.  This increase is a result of utilizing an operating line of credit that has enabled Barrier to grow inventory levels to anticipate customer needs and to provide interim funding for short term working capital requirements.

During the year ended June 30, 2009, the terms of the revolving bank facility were modified to include a $500,000 capital loan being amortized by the bank over a 7 year period and which is secured by building, property and equipment.  Additionally, the bank provided a $500,000 credit facility as an operating line of credit from which the company has drawn $475,000 as at June 30, 2009.  Subsequent to June 30, 2009, the terms of the bank load facility were amended to extend the maturity date to August 1, 2010 and to reduce the interest rate to 7%.

Legal Fees increased to $73,631 for Fiscal 2009 (vs. $64,024 in Fiscal 2008). Legal fees were expended on activities in support of Blazeguard and Pyrotite patent and trademark registration as well as for help in the drafting and review of certain business correspondence.  Barrier believes protecting its technology and trademarks is an important step in positioning itself to develop strategic partners and potential technology licensees.

Office and Miscellaneous expenses for Fiscal 2009 were $105,320 in comparison to $69,268 in Fiscal 2008.  The increase is due to a bad debt expense of $34,045 for a customer who filed for bankruptcy.  This is in comparison to $0 of bad debt expense in the prior year.

Sales, Marketing, and Investor Relations expenses decreased slightly at $66,876 vs. $68,909 in comparison to the prior year.  Sales expenses in Fiscal 2009 were focused on the development of both the northern and southern California territories, Oregon, and Colorado – the Northern Pacific region.  Additionally, with the emergence of Mr. James Dukart as a trained and “seasoned” sales and marketing expert for Blazeguard (especially in multifamily residential roof decks and Structural Insulated Panel (SIPs) markets), an additional person is now available to travel from Barrier’s headquarters’ office in support of sales activities. While Barrier has always planned business travel to accommodate only “necessary” trips, all business travel is currently pre-approved by a cash flow committee in addition to approval by Barrier’s CEO.

Other Income includes income not directly related to business operations.  Other items reported during the period herein include $7,521 in interest income vs.

$21,152 in the prior year and ($58,088) in foreign exchange loss vs. a foreign exchange gain of $31,127 in the prior year.

Net Loss.  A net loss of ($718,545) is being reported for Fiscal 2009, whereas in fiscal 2008, a net loss of ($808,350) was reported. Barrier remains focused on cutting costs wherever it can.  This includes operating the manufacturing line with maximum efficiency, as the economy remains unsettled and the retraction in residential construction continues.  Keeping a vigilant handle on costs will help keep operational costs as low as possible and enable recovery to occur sooner and at lower volumes than previously possible.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the nine most recently completed quarters:

	Jun 30 2009	Mar 31 2009	Dec 31 2008	Sept 30 2008	June 30 2008	March 31 2008	Dec 31 2007	Sept 30 2007	June 30 2007
Volume shipped (MSF)	1,011	1,085	1,578	2,106	1,891	1,893	1,555	1,883	2,273
Total Revenues (000)	$618	$764	$1,123	$1,587	$1,349	$1,214	$1,065	$1,249	$1,434
Operating Income (000)	($277)	($211)	($94)	($0)	($143)	($208)	($271)	($239)	($44)
Net income (loss) (000)	($346)	($215)	($164)	$6	($134)	($224)	($258)	($193)	$12
EPS (Loss) Per Share	($0.00)	($0.01)	($0.01)	$0.00	($0.01)	($0.01)	($0.01)	($0.00)	$0.00

Selected Annual Information

The following financial data is for the three most recent years ended June 30:	2009	2008	2007
Total Revenue	$4,092.0	$4,878.0	$6,130.0
Net income (loss)	(719.0)	(808.0)	(491.0)
Per share	(0.02)	(0.03)	(0.02)
Per share, fully diluted	(0.02)	(0.03)	(0.02)
Total assets	4,849.0	5,738.0	5,887.9
Total long-term financial liabilities	1,319.8	1,212.3	819.4
Cash dividends declared per share	Nil	Nil	Nil

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

Barrier has been working with a major insulated foam producer in an attempt to develop a fire rated foam product that can be used both in the finishing of basement walls as well as in “built-up” commercial roof decks.  We passed the required fire tests to market a coated ISO foam product to interior ceiling and wall markets.  Our Quality Control Manual has been updated to include this product and as the market for commercial building improves, we are confident it will lead to increased sales.

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

Financial Position & Financings

Barrier ended the period with a working capital surplus of $270,955.

The Company generated negative operating cash flow for the fiscal year ended June 30, 2009 of ($318,979) from ($79,654) for the fiscal year ended June 30, 2008.  The net cash outflow from operating activities for the current fiscal year ended was primarily a result of a net loss of $(718,545), a reduction in amounts owed to vendors ($330,447) offset by non cash charges to net income for $400,358 and one-time adjustments for settling an outstanding lawsuit for $50,000, and recognizing an impairment on the trademark and technology rights for $113,746.  The Company expects to fund short-term cash needs out of current operations and supplement other short-term needs with the operating line of credit that is secured by a security interest in inventory, accounts receivable, equipment and all intangibles of the company as well as an assignment of the building lease.

Investing activities (purchase of plant and equipment) resulted in a net cash outflow of $14,196 in this year compared to a net cash outflow of $434,095 in prior year.  The Company does not expect any additional long-term capital needs in the near future as they recently expanded the operations with a more efficient automated process that is projected to fulfill future growth needs.  The new automation was funded largely by a private placement coupled with operating cash flows.

Financing activities resulted in a net cash inflow of $107,472 in the current year compared to a net cash inflow of $392,859 for the same period last year. The change in financing activities from cash flow was primarily from advancing on the line of credit to fund working capital needs and the continuance of retiring debt through the amortization of debt service.

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

Current and Future Financing Needs

The Company currently does not have sufficient cash to operate its business for the fiscal year ended June 30, 2010.  At June 30, 2009, the current cash and cash equivalents total $210,723 and the revolving credit facility on which there is an amount of $25,000 available to draw.  However, over the next 12 months, the Company anticipates that the operation of business will produce an average negative monthly operating cash flow of approximately $25,000 for a total of $300,000 for the 2010 fiscal year.  In addition, over the next 12 months, the Company is required to make payments totaling $114,750 in respect of its long-term debt and capital lease obligations.  Potential sources of financing include strategic relationships or private sales of stock.

The Company bases its estimate of future cash requirements on assumptions that may prove to be wrong and the requirements for cash are subject to factors, some of which are not within the control of the Company, including:

•

Increased costs of general and administrative expenses

•

Increased costs of raw materials and freight

•

Costs associated with the research and development activities

•

Costs associated with maintaining property, plant and equipment and intellectual property

In order to meet its current and long-range capital requirements, the Company anticipates it will be required to raise in the range of $500,000 - $1,000,000 by way of private sales of its common stock in the 2010 fiscal year.  The Company may seek to access the public equity markets when conditions are favorable due to our long-term capital requirements.  We do not have any committed sources of financing at this time nor are there potential strategic relationship agreements in place at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all.  If the Company raises funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted.  If the Company is not able to obtain financing when needed, it will be unable to carry out its business plan.  As a results, the Company will have to significantly limit its operations and its financial condition and results of operations would be materially harmed.

Related Party Transactions

During the twelve months ended June 30, 2008 the Company incurred wages and management fees of $175,799 with directors of the Company and companies with common directors.  The Company paid $180,504 wages and management fees for the same prior year ended.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of  June 30, 2009:  29,414,926 common shares at $15,079,071

Issued as of September 28, 2009:  29,414,926 common shares at $15,079,071

Options outstanding:

The following summarizes information about the stock options outstanding at June 30, 2009 reflected in US dollar currency:

	Number	Exercise	Expiry
Number	Exercisable	Price	Date

986,750	986,750	$0.65	August 24, 2009
665,000	592,500	$0.45	January 10, 2010
250,000	250,000	$0.55	August 9, 2010
40,000	10,000	$0.05	March 07, 2011

1,941,750	1,839,250

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

Internal Control and Financial Reporting Procedures

The board of directors evaluates and maintains internal control procedures and financial reporting procedures to ensure the safeguarding of Barrier’s assets as well as to ensure full, true, accurate and timely disclosure of Barrier’s financial position for the fiscal period ended June 30, 2009, which would materially affect the accuracy of this financial report.

There has been no change in internal control procedures in the twelve month period ending June 30, 2009.

Other Matters

As at June 30, 2009 the Company did not have any off-balance sheet arrangements to report.

International Barrier Technology Inc. (the Company) received a preliminary liability and damage report from a New Jersey townhouse association in connection with a lawsuit the association filed against its contractor, engineering consultant, property manager and the Company (the “Defendants”).  The lawsuit involved alleged water damage in a 1997/1998 roof replacement project that was allegedly caused by claimed Company product failure along with other alleged deficiencies.  The Company first reported on the prospect of this litigation in December 2005.  The townhouse association claims that as a result of defective product supplied, and negligent work performed by other named Defendants, the association has suffered damages of US$5,506,409.46.  Repairs, to date, have been limited to certain townhouse units where water satins have appeared in ceiling areas.  The damage claimed include the attorney and consultant fees, and the estimated anticipated future costs for roof repairs on all units including those that have not previously required roof repairs nor have shown any sign of damage.

Subsequent to year end, the Company made a small contribution of $50,000 to a settlement that was otherwise funded by our insurer.  The matter was settled to allow Barrier to focus on future opportunities and was settled without admission of liability.  Barrier continues to maintain the issue in this townhouse association was due to improper ventilation of the attic space and that there was no defective product.

The lawsuit by the townhouse association is the first involving the Company in 17 years of manufacturing, selling, and distributing fire-rated products in the United States.  Over that time, millions of square feet of the Company’s products have been successfully installed for roofing and other applications.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INTERNATIONAL BARRIER TECHNOLOGY INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders,

International Barrier Technology Inc.

We have audited the accompanying consolidated balance sheets of International Barrier Technology Inc. as of June 30, 2009 and 2008 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of International Barrier Technology Inc as of June 30, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP
Chartered Accountants

Vancouver, Canada
September 28, 2009

INTERNATIONAL BARRIER TECHNOLOGY INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2009 and 2008

(Stated in US Dollars)

ASSETS		2009	2008
Current
Cash and cash equivalents		$ 210,723	$ 436,426
Accounts receivable		179,778	360,417
Inventory – Note 3		314,002	293,979
Prepaid expenses and deposits		46,418	58,870

		750,921	1,149,692
Property, plant and equipment – Note 4		3,826,091	4,076,017
Patent, trademark and technology rights– Note 5		272,105	512,267

		$ 4,849,117	$ 5,737,976

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 10		$ 365,209	$ 646,656
Deferred revenue		-	7,159
Current portion of long term debt – Note 6		60,863	-
Current portion of obligation under capital leases – Note 7		53,894	63,994
		479,966	716,809
Long-term debt – Note 6		860,597	750,000
Obligation under capital leases – Note 7		344,410	398,298

		1,684,973	1,865,107

STOCKHOLDERS’ EQUITY
Common stock – Note 8
Authorized:
100,000,000	common shares without par value
Issued:
29,414,926	common shares (2008: 29,414,926 common shares)	15,079,071	15,079,071
Additional paid-in capital		1,012,052	1,002,232
Accumulated deficit		(12,926,979)	(12,208,434)

		3,164,144	3,872,869

		$ 4,849,117	$ 5,737,976

Commitments – Notes 6, 7 and 8

Contingent Liability – Note 13

APPROVED BY THE DIRECTORS:

/s/ David Corcoran	Director	/s/ Victor Yates	Director
David Corcoran		Victor Yates

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended June 30, 2009 and 2008

(Stated in US Dollars)

	2009	2008

Sales	$ 4,091,647	$ 4,877,605

Cost of sales – Note 4	3,514,493	4,538,519

Gross profit	577,154	339,086

Expenses
Accounting and audit fees	74,537	45,331
Consulting fees	2,255	19,934
Filing fees	18,648	23,546
Insurance	62,399	125,974
Impairment provision on trademark and technology rights – Note 5	113,746	-
Interest and bank charges	83	247
Legal fees	73,631	64,024
Loss on settlement of lawsuit – Note 13	50,000	-
Office and miscellaneous	105,320	69,268
Sales marketing and investor relations	66,876	68,909
Telephone	12,705	12,285
Transfer agent fees	16,005	13,729
Wages and management fees – Notes 8 and 10	563,089	674,359

	1,159,294	1,117,606

Loss before other income	(582,140)	(778,520)
Foreign exchange gain / (loss)	(58,088)	31,127
Interest income	7,521	21,152
Interest on long-term obligations	(85,838)	(82,109)

Net loss for the year	$ (718,545)	$ (808,350)

Basic and diluted loss per share	$ (0.02)	$ (0.03)

Weighted average number of shares outstanding	29,414,926	29,414,926

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended June 30, 2009 and 2008

(Stated in US Dollars)

	2009	2008

Operating Activities
Net loss for the year	$ (718,545)	$ (808,350)
Items not involving cash:
Depreciation – plant and equipment	264,122	260,335
Amortization – patent, trademark and technology rights	126,416	126,416
Stock-based compensation	9,820	47,329
Settlement of lawsuit	50,000	-
Impairment provision on trademark and technology rights	113,746	-
Changes in non-cash working capital balances related to operations:
Accounts receivable	180,639	(109,486)
Inventory	(20,023)	184,525
Prepaid expenses and deposits	12,452	1,305
Deferred revenue	(7,159)	387
Accounts payable and accrued liabilities	(330,447)	217,885

	(318,979)	(79,654)

Investing Activities
Purchase of plant and equipment	(14,196)	(434,095)

Financing Activities
Bank loan facility	475,000	-
Increase (decrease) in long-term debt	(303,540)	459,789
Decrease in obligations under capital lease	(63,988)	(66,930)

	107,472	392,859

Decrease in cash during the year	(225,703)	(120,890)

Cash and cash equivalents, beginning of the year	436,426	557,316

Cash and cash equivalents, end of the year	$ 210,723	$ 436,426

Supplementary cash flow information
Cash paid for interest	$ 85,838	$ 82,109
Cash paid for income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

for the years ended June 30, 2009 and 2008

(Stated in US Dollars)

	Common Stock
	Issued		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, June 30, 2007	29,414,926	$ 15,079,071	$ 954,903	$ (11,400,084)	$ 4,633,890
Stock-based compensation	-	-	47,329	-	47,329
Net loss for the year	-	-	-	(808,350)	(808,350)

Balance, June 30, 2008	29,414,926	15,079,071	1,002,232	(12,208,434)	3,872,869

Stock-based compensation	-	-	9,820	-	9,820
Net loss for the year	-	-	-	(718,545)	(718,545)

Balance, June 30, 2009	29,414,926	$ 15,079,071	$ 1,012,052	$ (12,926,979)	$ 3,164,144

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

(Stated in US Dollars)

Note 1

Nature of Operations

The Company develops, manufactures and markets proprietary fire resistant building materials branded as Blazeguard in the United States of America and, as well, the Company owns the exclusive U.S. and international rights to the Pyrotite fire retardant technology.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2009 the Company had an accumulated deficit of $12,926,979 (2008 - $12,208,434) since its inception and incurred a net loss of $718,545 (2008 - $808,350) for the year then ended, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from issuing promissory notes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

The Company was incorporated under the British Columbia Company Act and is publicly traded on the TSX Venture Exchange in Canada (“TSX-V”) and the OTC Bulletin Board in the United States of America. During the years ended June 30, 2009 and June 30, 2008, the Company had assets in each of Canada and the United States of America and generated sales primarily in the United States of America.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2009 and 2008

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

b)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term term deposits, redeemable within 90 days of inception, held at Canadian banks.

c)

Inventory

Inventory is valued by management at the lower of FIFO (first-in, first-out) and net realizable value.  Additionally, as required by SFAS No. 151, “Inventory Costs – an Amendment of ARB No. 43, Chapter 4”, items such as abnormal amounts of idle facility expense, freight, handling and wasted material be recognized as current period charges rather than inventory value.

d)

Plant and Equipment, Trademark and Technology Rights and Amortization

Plant and equipment and trademark and technology rights are recorded at cost.  Amortization is provided using the straight line method with the following estimated useful lives:

Manufacturing equipment

straight line over 5 years

Equipment and furniture

20% - declining balance

Computer equipment

30% - declining balance

Railway spur

  4% - declining balance

Equipment under capital lease

20% - declining balance

Building under capital lease

straight line over 20 years

Patent, trademark and technology rights

straight line over 8 years

Leasehold Improvements are depreciated on a straight–line basis over the shorter of  the lease term or economic life.

e)

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. During the year ended June 30, 2009, the Company recorded an impairment provision of $113,746 (2008 - $nil) related to the Company’s trademark and technology rights (Note 5).

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2009 and 2008

(Stated in US Dollars) – Page 3

Note 2

Significant Accounting Policies – (cont’d)

f)

Leases

Leases are classified as capital or operating leases.  A lease that transfers substantially all benefits and risks incidental to the ownership of property is classified as a capital lease.  At the inception of a capital lease, an asset and an obligation are recorded at an amount equal to the lesser of the present value of the minimum lease payments and the property’s fair value at the beginning of the lease.  All other leases are accounted for as operating leases wherein rental payments are expensed as incurred.

g)

Foreign Currency Translation

The functional currency for the Company’s operations is the US dollar. Monetary assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the exchange rate prevailing at the end of the year.  Non-monetary assets and liabilities are translated at the exchange rate prevailing at the respective transaction dates while revenues and expenses are translated at the average exchange rate during the year.  Exchange gains and losses are recognized in the statement of operations.

h)

Research and Development Costs

Research and development costs are expensed in the year in which they are incurred.

i)

Basic and Diluted Loss Per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options would have an anti-dilutive effect because the Company incurred a net loss during each period presented. The number of shares potentially issuable at June 30, 2009 and 2008 upon exercise or conversion that were not included in the computation of net loss per share totaled 1,941,750 and  2,107,550 respectively

j)

Financial Instruments

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, bank loan facility and long-term debt..  Unless otherwise noted, the fair values of these financial instruments approximate their carrying values.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2009 and 2008

(Stated in US Dollars) – Page 4

Note 2

Significant Accounting Policies – (cont’d)

k)

Accounts Receivable and Concentrations of Credit Risk

The Company grants credit to its customers in the normal course of business. Trade receivables are typically non-interest bearing and are initially recorded at cost. Sales to the Company’s recurring customers are generally made on open account terms. Past due status of customer accounts is determined based on how recently payments have been received in relation to payment terms granted. Credit is generally extended based upon an evaluation of each customer’s financial condition, with terms consistent in the industry and no collateral required. Losses from credit sales are provided for in the financial statements and consistently have been within the allowance provided. The allowance is an estimate of the uncollectibility of accounts receivable based on an evaluation of specific customer risks along with additional reserves based on historical and probable bad debt experience. Amounts are written off against the allowance in the period the Company determines that the receivable is uncollectible. The Company has not recorded an allowance against its accounts receivable for each of the years ended June 30, 2009 and 2008. During the year ended June 30, 2009, one customer accounted for 69% (2008: one customer accounted for 74%) of the Company’s sales.  The loss of this customer or the curtailment of purchases by such customer could have a material adverse effect on the Company’s financial condition and results of operations.

Currency Risk

The Company holds cash of $184,032 (2008 - $414,411) in Canadian dollars exposing it to a foreign currency exchange risk.

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

m)

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109.  Under this method, current income taxes are recognized for the estimated income taxes payable for the current year.  Deferred income tax assets and liabilities are recognized in the current year for temporary differences between the tax and accounting basis of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes.  Deferred income tax assets and liabilities are measured using tax rates and laws expected to apply in the years in which those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in operations in the year of change.  A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2009 and 2008

(Stated in US Dollars) – Page 5

Note 2

Significant Accounting Policies – (cont’d)

n)

Stock-based Compensation

The Company accounts for all stock-based payments and awards under the fair value based method.

Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of paying with or using equity based instruments. The cost of the stock-based payments to non-employees that is fully vested and non-forfeitable as at the grant date is measured and recognized at that date.

The Company accounts for the granting of share purchase options to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant.  The fair value of all share purchase options are expensed over their vesting period with a corresponding increase to additional paid-in capital.  Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional paid-in capital is recorded as an increase to share capital

The Company uses the Black-Scholes option pricing model to calculate the fair value of share purchase options at the date of the grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

o)

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In September, 2006, FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2009 and 2008

(Stated in US Dollars) – Page 6

Note 2

Significant Accounting Policies – (cont’d)

o)

Recent Accounting Pronouncements - (cont’d)

Recently adopted accounting pronouncements – (cont’d)

Level 1- quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level  2 -  observable inputs other than Level I, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level  3 -  assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

 SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. Originally, SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Accordingly, we adopted SFAS No. 157 in the first quarter of fiscal year 2009. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The partial adoption of SFAS 157 was prospective and did not have a significant effect on the Company’s consolidated results of operations and financial condition. The Company is currently evaluating the impact of measuring the remaining non-financial assets and non-financial liabilities under FSP No. 157-2 on its financial position, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and is applied prospectively. The adoption of this statement did not have a material effect on the Company’s financial statements. The Company has evaluated subsequent events through September 28, 2009 which represents the date on which the financial statements were issued.

Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.  SFAS No. 159 gives the Company the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. As at June 30, 2009, the Company has not elected the fair value option on any of its financial assets or liabilities.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2009 and 2008

(Stated in US Dollars) – Page 7

Note 2

Significant Accounting Policies – (cont’d)

o)

Recent Accounting Pronouncements - (cont’d)

Recent Accounting Pronouncements Not Yet Adopted

In December 2007, FASB issued Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”) and SFAS No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”) SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (“IPR&D”) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities , are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe the adoption of these statements will have a material impact on significant acquisitions completed after July 1, 2009.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 improves the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other applicable accounting literature. FSP 142-3 is effective for the Company on July 1, 2009. The Company does not believe that the adoption of FSP 142-3 will have a material effect on its financial position or results of operations.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2009 and 2008

(Stated in US Dollars) – Page 8

Note 2

Significant Accounting Policies – (cont’d)

o)

Recent Accounting Pronouncements - (cont’d)

Recent Accounting Pronouncements Not Yet Adopted – (cont’d)

In June 2009, the FASB issued SFAS No.168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  Generally, the Codification is not expected to change U.S. GAAP.  All other accounting literature excluded from the Codification will be considered non-authoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We will adopt SFAS 168 for our quarter ending September 30, 2009.  The Company is currently evaluating the effect on its financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.

Note 3

Inventory

	2009	2008

Raw materials	$ 164,260	$ 223,750
Finished goods	149,742	70,229

	$ 314,002	$ 293,979

Note 4

Property, Plant and Equipment

		2009
		Accumulated
	Cost	Depreciation	Net

Manufacturing equipment	$ 3,422,720	$ 907,283	$ 2,515,437
Equipment and furniture	33,194	28,664	4,530
Computer equipment	28,938	25,530	3,408

	3,484,852	961,477	2,523,375

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2009 and 2008

(Stated in US Dollars) – Page 9

Note 4

Property, Plant and Equipment - (cont’d)

		2009
		Accumulated
	Cost	Depreciation	Net

Assets under capital lease

Equipment	69,696	24,317	45,379
Land	54,498	-	54,498
Building	1,871,287	729,645	1,148,156
Railroad spur	94,108	39,426	54,682

	2,089,589	793,388	1,302,715

	$ 5,574,441	$ 1,754,865	$ 3,826,091

		2008
		Accumulated
	Cost	Depreciation	Net

Manufacturing equipment	$ 3,415,039	$ 737,986	$ 2,677,053
Equipment and furniture	33,194	26,028	7,166
Computer equipment	28,938	23,870	5,068

	3,477,171	787,884	2,689,287

Assets under capital lease

Equipment	69,696	17,347	52,349
Land	54,498	-	54,498
Building	1,871,287	649,850	1,221,437
Railroad spur	94,108	35,662	58,446

	2,089,589	702,859	1,386,730

	$ 5,566,760	$ 1,490,743	$ 4,076,017

Amortization of assets under capital leases included in amortization expense for the year ended June 30, 2009 was $85,147 (2008:  $89,810).

During the year ended June 30, 2009, the Company recorded depreciation expense of $264,122 (2008: $260,335) on its property, plant and equipment. This amount is included in cost of sales in the Statement of Operations.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2009 and 2008

(Stated in US Dollars) – Page 10

Note 5

Patent, Trademark and Technology Rights

	2009	2008

Trademark and technology rights – at cost	$ 1,000,000	$ 1,000,000
Patent – at cost	24,104	24,104
	1,024,104	1,024,104
Less: Accumulated amortization	(638,253)	(511,837)
Impairment provision	(113,746)	-

	$ 272,105	$ 512,267

During the year ended June 30, 2009, as a result of adverse changes in the business environment in which the Company operates and as a result of continuing operating losses, an impairment analysis was performed on its trademark and technology rights. The impairment analysis consisted of comparing the estimated undiscounted cash flows associated with these rights to their carrying value and’ as a result, the Company recorded an impairment provision of $113,746 which reduced the carrying value of the rights to their fair value of $250,833. This impairment provision was determined by discounting the Company’s best estimate of future cash flows associated with the trademark and technology rights over its estimated remaining useful life of 3 years as at June 30, 2009. There is significant measurement uncertainty in determining this estimate, particularly in the relation to estimated future revenue and expenses.

Note 6

Long-term Debt

	2009	2008
Revolving bank loan facility in the amount of $500,000 bearing interest at 7.5% per annum and secured by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The balance was due on August 1, 2009.	$ 475,000	$ -

Term bank loan facility in the amount of $500,000 bearing interest at 7% per annum and secured by a second charge over the real estate. The facility is being amortized over 7 years with fixed monthly blended payments of principal and interest totalling $7,550 and has a balloon payment due July 1, 2012.	446,460	50,000
	921,460	750,000
Less: Current portion	60,863	-
	$ 860,597	$ 750,000

During the year ended June 30, 2009, the terms of the revolving bank facility were modified to include a $500,000 capital loan being amortized by the bank over a 7-year period and which is secured by building, property and equipment.  Additionally, the bank provided a $500,000 credit facility as an operating line of credit from which the Company has drawn $475,000 as at June 30, 2009

Subsequent to June 30, 2009 and prior to the issuance of the financial statements, the Company renewed the terms of the revolving bank facility to extend the maturity date to August 1, 2010 and to reduce the annual interest rate to 7%. Thus, in accordance with FAS 6, Classification of Short-Term Obligations Expected to be Refinanced, the Company has classified the revolving bank facility as a long-term liability as at June 30, 2009.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2009 and 2008

(Stated in US Dollars) – Page 11

Note 6

Long-term Debt – (cont’d)

Future principal payments required on long-term debt are as follows:

2010	$ 60,863
2011	540,326
2012	70,062
2013	250,209

$ 921,460

Note 7

Obligation Under Capital Leases

Future minimum annual lease payments on the obligation under capital leases are as follows:

2010	$ 75,922
2011	73,621
2012	73,621
2013	73,621
2014	73,621
2015	73,621
Thereafter	42,527

486,554
Less: amount representing interest	(88,250)

398,304
Less: current portion	(53,894)

Long-term portion	$ 344,410

The capital leases bear interest at various rates from 4.75% to 6% per annum.

Interest on capital leases included in interest on long-term debt for the year ended June 30, 2009 was $25,469 (2008:  $29,606).

Note 8

Common Stock

a)

Escrow:

At June 30, 2009, there are 48,922 (2008 – 48,922) common shares held in escrow by the Company’s transfer agent, the release which is subject to the approval of the regulatory authorities. As at June 30, 2009, all of these shares held in escrow are issuable but the Company has yet to request their release.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2009 and 2008

(Stated in US Dollars) – Page 12

Note 8

Common Stock – (cont’d)

b)

Commitments:

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

A summary of the status of the Company’s share purchase option plan as of June 30, 2009 and 2008 and changes during the years ending on those dates is presented below:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value

Outstanding, June 30, 2007	2,453,400	$0.57	$ -
Granted	740,000	$0.51
Expired	(1,085,850)	$0.44
Outstanding, June 30, 2008	2,107,550	$0.57	$ -

Granted	40,000	$0.05
Expired	(149,550)	$0.55
Forfeited	(56,250)	$0.45

Outstanding, June 30, 2009	1,941,750	$0.56	$ 2,400

Exercisable, June 30, 2009	1,839,250	$0.57	$ 600
Exercisable, June 30, 2008	1,870,050	$0.58	$ -

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2009 and 2008

(Stated in US Dollars) – Page 13

Note 8

Common Stock – (cont’d)

b)

Commitments – (cont’d)

Stock-based Compensation Plan – (cont’d)

The following summarizes information about share purchase options outstanding as at June 30, 2009:

	Exercise		Remaining Contractual
Number	Price	Expiry Date	Life

986,750	$0.65	August 24, 2009	0.15 years
665,000	$0.45	January 10, 2010	0.53 years
250,000	$0.55	August 9, 2010	1.11 years
40,000	$0.05	March 7, 2011	1.68 years
1,941,750

The weighted-average grant date fair value of options granted during the years 2009 and 2008 was $0.11 and $0.08, respectively. Subsequent to June 30, 2009, the 986,750 stock options exercisable at $0.65 until August 24, 2009 expired unexercised.

Stock-based compensation charges have been determined under the fair value method using the Black-Scholes option pricing model with the following weighted average assumptions:

	2009	2008

Expected dividend yield	0.0%	0.0%
Expected volatility	174%	146%
Risk-free interest rate	2.02%	2.71%
Expected term in years	1.61 years	1.75 years

The Company's computation of expected volatility of stock options for the years ended June 30, 2009 and 2008 is based on the historical trading activity of its common shares. The expected term of the options granted to employees is derived from the simplified method as prescribed by SEC Staff Accounting Bulletin (“SAB”) No. 110 given that the Company has no historical experience with the exercise of options for which to base an estimate of the expected term of options granted. The Company anticipates it will discontinue the use of the simplified method of SAB 110 once sufficient historical option exercise behaviour becomes apparent.  The expected term of options granted to non-employees was determined to be the option term. The interest rate for periods within the contractual life of the award is approximated based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation amounts are classified in the Company’s Statement of Operations as follows:

	2009	2008

Wages and management fees	$ 9,820	$ 47,329

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2009 and 2008

(Stated in US Dollars) – Page 14

Note 8

Common Stock – (cont’d)

b)

Commitments – (cont’d)

Stock-based Compensation Plan – (cont’d)

A summary of changes in the Company’s unvested stock options for the years ended June 30, 2009 and 2008 is presented below:

	2009		2008
				Weighted
		Weighted		Average
	Number of	Average Grant Date	Number of	Grant Date
	Options	Fair Value	Options	Fair Value

Outstanding, beginning of year	237,500	$0.08	427,500	$0.08
Granted	40,000	$0.11	740,000	$0.08
Cancelled	- -	-	(290,000)	-
Forfeited	(56,250)	$0.08	-	-
Vested	(118,750)	$0.07	(640,000)	$0.12

Outstanding, end of year	102,500	$0.06	237,500	$0.08

As at June 30, 2009 there was a total of $2,036 of unrecognized compensation cost associated with unvested share-based compensation awards that will become vested in the year ended June 30, 2010 and thus, this unrecognized compensation cost is expected to be recognized during the year ended June 30, 2010.

Note 9

Research and Development Costs

Research and development expense, included in cost of sales, consists of the following for the years ended June 30, 2009 and 2008.

	2009	2008

Testing services	$ 17,091	$ 144,181

Note 10

Related Party Transactions

The Company was charged the following amounts by directors or private companies with common directors during the years ended June 30, 2009 and 2008:

	2009	2008

Wages and management fees	$ 175,799	$ 180,504

Included in accounts payable and accrued liabilities is $2,937 (2008:  $1,510) owing to directors of the Company.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2009 and 2008

(Stated in US Dollars) – Page 15

Note 11

Income Taxes

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	2009	2008

Net operating losses	$ 1,262,000	$ 1,116,000
Property, plant and equipment	647,000	836,000
Expenses not currently deductible	57,000	18,000
Valuation allowance	(1,966,000)	(1,970,000)

Net deferred tax assets	$ -	$ -

The provision for income taxes differ from the amount established using the statutory income tax rate as follows:

	June 30,	June 30,
	2009	2008

Income tax benefit at statutory rate	$ (216,000)	$ (255,000)
Foreign income taxed at foreign statutory rate	(11,000)	(13,000)
Permanent differences	-	1,000
Expiry of losses	8,000	14,000
Effect of foreign exchange	211,000	(68,000)
Effect of reduction in tax rates	12,000	17,000
Increase (decrease) in valuation allowance	(4,000)	304,000

Deferred income tax recovery	$ -	$ -

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the future tax asset has been established at both June 30, 2009 and June 30, 2008.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2009 and 2008

(Stated in US Dollars) – Page 16

Note 11

Income Taxes – (cont’d)

As at June 30, 2009, the Company had net operating loss carry-forwards available to reduce taxable income in future years, which were incurred in the United States and Canada as follows:

	United States	Canada	Total

2010	$ -	$ 34,481	$ 34,481
2011	-	105,540	105,540
2015	-	145,542	145,542
2016	-	156,488	156,488
2017	277,482	-	277,482
2018	259,463	-	259,463
2019	194,101	-	194,101
2020	146,423	-	146,423
2022	207,585	-	207,585
2023	133,841	-	133,841
2024	31,912	-	31,912
2025	133,549	-	133,549
2027	331,559	188,276	519,835
2028	848,901	159,153	1,008,054
2029	413,621	169,508	583,129

	$ 2,978,437	$ 958,988	$ 3,937,325

Uncertain Tax Positions

The Company has adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.  The Company’s tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until respective statue of limitation.  The Company currently has no tax years under examination. The Company is subject to tax examinations by tax authorities for all taxation years commencing after 2001.

Based on the management’s assessment of FIN 48, it was concluded that the adoption of FIN 48, as of July 1, 2007, had no significant impact on the Company’s results of operations or financial position, and required no adjustment to the opening balance sheet accounts.   The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of June 30, 2009. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company affiliate. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

June 30, 2009 and 2008

(Stated in US Dollars) – Page 17

Note 12

Segmented information and sales concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials. Substantially all of the Company’s revenues and long-term assets are located in the United States.

Note 13

Contingent Liability

Subsequent to June 30, 2009, the Company settled an ongoing lawsuit in which the plaintiff claimed damages for defective building materials. The negotiated settlement amount of $50,000 has been accrued in these consolidated financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of June 30, 2009, and has concluded the disclosure controls and procedures were ineffective as discussed in greater detail below.  As of the date of this filing, the Company is still in the process of remediating such material weaknesses in its internal controls and procedures.

(b)  Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management evaluated, under the supervision and with the participation of the Chief Executive Officer, the effectiveness of its internal control over financial reporting as of June 30, 2009.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2009, due to the existence of a significant deficiency constituting a material weakness, as described in greater detail below.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In light of this material weakness, the Company performed additional post-closing procedures and analyses in order to prepare the consolidated financial statements included in this report. As a result of these procedures, the Company believes its consolidated financial statements included in this report present fairly, in all material respects, the financial position, results of operations and cash flows for the year ended June 30, 2009.

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

Material Weaknesses Identified

In connection with the preparation of the consolidated financial statements for the year ended June 30, 2009, management identified the following material weakness in internal control:

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

(c)  Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of our fiscal year ended June 30, 2009 that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

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

August 31, 2009

_______________________________________________________________________________

_______________________________________________________________________________

                                                                        Date of

                                                                          First

                                                                    Election or

Name                       Position                        Age      Appointment

David J. Corcoran (1)(2)   CFO/Director                     61        July 1986

Michael D. Huddy (3)       President/CEO/Director           56    February 1993

Lindsey Nauen (4)          Corporate Secretary              57    December 2003

Craig Roberts (1)(5)       Director                         36      August 2006

Victor A. Yates (1)        Director                         63    November 1987

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

Board Meetings and Committees; Annual Meeting Attendance

During Fiscal 2009, the Board of Directors held four regularly scheduled meetings, and eight special and telephone meetings.  For various reasons, Board members may not be able to attend a Board meeting; all Board members are provided information related to each of the agenda items before each meeting, and, therefore, can provide counsel outside the confines of regularly scheduled meetings.  No director attended fewer than 75% of the aggregate of: (1) the total number of meetings of the Board of Directors, while he was a Director; and (2) the total number of meetings of committees of the Board of Directors on which the director served.  Directors are encouraged to attend annual meetings of our stockholder; all of the directors attended the 2009 annual shareholders meeting.

The attendance records of our Board members during Fiscal 2009 were:

Name	Board of Director Meetings	Audit Committee Meetings
David Corcoran	4 of 4	12 of 12
Michael Huddy	4 of 4
Craig Roberts	4 of 4	12 of 12
Victor Yates	4 of 4	12 of 12

Nominating Committee and Compensation Committee

The Company does not have a Nominating Committee.  The entire Board of Directors is responsible for screening potential director candidates and recommending qualified candidates for nomination as members of the Board of Directors. In evaluating potential director candidates, the Board of Directors considers recommendations of potential candidates from incumbent directors, management and stockholders.  Any recommendation submitted by a stockholder to the Board of Directors must include the same information concerning the potential candidate and the stockholder, and must be received in the time frame described herein for the Calendar 2009 Annual meeting.

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

Audit Committee

The Company has an Audit Committee, which recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company’s audits, the Company’s internal accounting controls, and the professional services furnished by the independent auditors to the Company.  The current members of the Audit Committee are: David Corcoran, Craig Roberts (independent) and Victor Yates (independent).  The Audit Committee met monthly in Fiscal 2009 and has met three times during Fiscal 2010-to-date.

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

c. received the written disclosures and the letter from the independent accountants required by as adopted by the Public Company Accounting Oversight Board in Rule 3526, and has discussed with the independent accountant the independent accountant's independence; and

d. recommended to the board of directors that the audited financial statements be included in the Company's annual report on Form 10–K for the last fiscal year for filing with the SEC.

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

In accordance with the requirements of the US Sarbanes-Oxley Act of 2002 and rules issued by the Securities and Exchange Commission, we introduced a procedure for the review and pre-approval of any services performed by BDO Dunwoody including audit services, audit related services, tax services and other services.  The procedure requires that all proposed engagements of DBO Dunwoody LLP for audit and permitted non-audit services are submitted to the audit committee for approval prior to the beginning of any such services.

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

Further, Directors’ attendance at Annual Meetings can provide shareholders with an opportunity to communicate with Directors about issues affecting the Company.  The Company does not have a policy regarding director attendance, but all Directors are encouraged to attend the Annual Meeting of Shareholders.  All of our directors attended our Annual Meeting in November 2008.

ITEM 11.  EXECUTIVE COMPENSATION

Director Compensation

The Company compensates Directors for their service in their capacity as Directors, $750 per physical meeting.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During Fiscal 2009/2008/2007, Directors were paid $6,795, $10,571, and $7,500 for attending meetings, respectively.

However, during Fiscal 2007, the Company granted 250,000 “below-market” stock options to Craig Roberts, a Director of the Company; resulting in $32,500 in “compensation”.

Executive Officer Compensation

The following table sets forth the summary of compensation earned during Fiscal 2007 through Fiscal 2009 by the Company’s Chief Executive Officer and its other named Executive Officers.  The following table excludes Directors’ Fees paid to Executive Officers who are also Directors; refer to Table No. 6.

Table No. 5
Summary Compensation Table
Executive Officers
Name and Principal Positions	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Comp.	TOTAL
Michael Huddy President/CEO	2009 2008 2007	$120,577 $125,526 $118,457	Nil Nil Nil	Nil Nil Nil	$Nil $13,500 $nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$120,577 $139,026 $118,457
David Corcoran Administrator/CFO	2009 2008 2007	$45,731 $49,546 $44,129	Nil Nil Nil	Nil Nil Nil	$Nil $13,500 $nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$45,731 $63,046 $44,129
Lindsey Nauen Corporate Secretary	2009 2008 2007	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$Nil $3,500 $nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$Nil $3,500 $il

(1) The determination of value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in Note 8 to the consolidated financial statements included in this Annual Report.

Director Compensation

The following table sets forth the summary of compensation earned during Fiscal 2007 through Fiscal 2009 by the Company’s Directors.  For Executive Officers who are also Directors, this table includes only Directors Fees; refer to Table No. 5 for all other compensation for them.

Table No. 6
Summary Compensation Table
Directors
Director Name	Fiscal Year	Fees Earned or Paid In Cash	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Comp.	TOTAL
David Corcoran	2009 2008 2007	$3,000 $2,279 $3,055	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$3,000 $2,279 $3,055
Michael Huddy (1)	2009 2008 2007	$3,000 $4,500 $750	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$3,000 $4,500 $750
Craig Roberts	2009 2008 2007	$3,000 $1,513 $750	Nil Nil Nil	Nil Nil $74,985	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$3,000 $1,513 $75,735
Victor Yates	2009 2008 2007	$3,000 $2,279 $3,055	Nil Nil Nil	Nil $13,500 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$3,000 $15,779 $3,055

 (1) $2,250 of Director’s Fees paid in Fiscal 2008 to Michael Huddy were earned, but not paid in the previous year.

 (2) The determination of value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in Note 8 to the consolidated financial statements included in this Annual Report.

_________________________________________________________________________________________

_________________________________________________________________________________________

COMPENSATION COMMITTEE

Compensation Discussion and Analysis

The Compensation Committee acts pursuant to its charter and is authorized and directed, among other things, to: (1) review and approve corporate goals and objectives relevant to the Chief Executive Officer's compensation, evaluate the Chief Executive Officer's performance in light of those goals and objectives (including the Chief Executive Officer's performance in fostering a culture of ethics and integrity), and, either as a committee or together with the other independent directors (as directed by the Board), determine and approve the Chief Executive Officer's compensation level based on this evaluation; (2) review the performance of and make recommendations to the Board regarding the individual elements of total compensation for the executive officers of the Company other than the Chief Executive Officer, including any amendments to such executive's employment agreement, any proposed severance arrangements or change in control and similar agreements/provisions, and any amendments, supplements or waivers to the foregoing agreements; (3) review and approve the Company's incentive compensation and equity-based plans and approve changes to such plans, in each case subject, where appropriate, to stockholder or Board approval, and review and approve issuances of equity securities to employees of the Company; (4) approve annual retainer and meeting fees for non-employee members of the Board and committees of the Board, fix the terms and awards of stock compensation for such members of the Board and determine the terms, if any, upon which such fees may be deferred; and (5) produce a compensation committee report on executive officer compensation as required by the SEC, after the committee reviews and discusses with management the Company's Compensation Discussion and Analysis, or CD&A, and consider whether to recommend that it be included in the Company's proxy statement or annual report on Form 10-K filed with the SEC.

The committee consists of David Corcoran (Chief Financial Officer), Craig Roberts (independent) and Martin Lizt (independent).  The committee is responsible for the compensation of the Company’s executive officers and to administer all incentive compensation plans and equity-based plans of the Company, including the plans under which Company securities may be acquired by directors, executive officers, employees and consultants.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Section 229.402(b) with management; and based on that review and those discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K and/or Proxy Statement on Schedule 14A.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended June 30, 2009, no Compensation Committee interlocks existed between the Company and any other entity, meaning none of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or Board of Directors of any other entity that has one or more executive officers serving as a member of our Board of Directors or compensation committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the CD&A contained in this proxy statement.  Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the CD&A be included in our annual report on Form 10-K for the fiscal year ended June 30, 2009 and the Board of Directors approved that recommendation.

SIGNED
Compensation Committee /s/ David Corcoran (Chief Financial Officer/Director) /s/ Martin Lizt (independent) /s/ Craig Roberts (independent)

Stock Options

The Company grants stock options to Directors, Executive Officers and employees/consultants; refer to ITEM #11, “Stock Options” and Tables 5/6/7/8/9.

Stock Options Granted/Expired During The Most Recently Completed Fiscal Year

During the most recently completed fiscal year, the following incentive stock options were granted to Executive Officers, Directors, employees/consultants.  The Company has no equity or non-equity incentive plans.  No stock options previously granted to Executive Officers and Directors were cancelled, forfeited, or expired un-exercised; and 205,800 stock options previously granted to employees and/or consultants were cancelled, forfeited, or expired un-exercised.

Table No. 7
Grants of Plan-Based Awards During Fiscal 2009 Ended 6/30/2009
Name	Grant date	All other Stock awards: Number of shares of stock or units (#)	All other Option awards: Number of Securities Underlying Options (#)	Exercise or base price of option awards ($/Sh)	Grant date Fair value of stock and option awards
Consultant	3/11/2009	Nil	40,000	$0.05	$0.05

Columns (c) through (h) have been omitted since the Company has no equity or non-equity incentive plans.

_______________________________________________________________________________

_______________________________________________________________________________

Outstanding Equity Awards at Fiscal Year-End

The following table gives certain information concerning unexercised stock options; common stock that has not vested; and equity incentive plan awards for Executive Officers, Directors, Employees/Consultants outstanding as of the end of Fiscal 2009 Ended 6/30/2009.

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

_________________________________________________________________________________

_________________________________________________________________________________

Option Exercises and Stock Vested

During Fiscal 2009 ended 6/30/2009, there were no exercises of stock options and the Company made no stock awards.

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

Pension/Retirement Benefits

No funds were set aside or accrued by the Company during Fiscal 2009 to provide pension, retirement or similar benefits for Directors or Executive Officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

We have no long-term incentive plans.

The following table summarizes certain information regarding our equity compensation plan as at June 30, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Equity compensation plans approved by security holders	1,941,750	$0.56	999,743

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	1,941,750	$0.56

The Company has adopted a rolling stock option plan (“the 2005 Rolling Plan”).  The 2005 Rolling Plan provides for the granting of stock options to selected directors, officers, employees or consultants in an aggregate amount of up to 10% of the issued and outstanding common shares of the Company.  Under the 2005 Rolling Plan, the granting of stock options, exercise prices and terms are determined by the Company's Board of Directors. Options granted to non-executive employees and consultants typically vest in stages over various periods of time while options granted to Directors and executive employees vest immediately upon their grant. The exercise price shall not be less than the Discounted Market Price, which is defined as the last closing price of the common shares before the date of the grant less an applicable discount, as allowed by the regulatory authorities. Options granted under the 2005 Rolling Plan may not exceed a term of 5 years unless the Company achieves classification as a “Tier 1”  issuer in accordance with the policies of the TSX, in which case, the options may be granted for a maximum term of 10 years.

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

August 31, 2009

______________________________________________________________________________

Title                                              Amount and Nature   Percent

   of                                                  of Beneficial        of

Class    Name/Address of Beneficial Owner                  Ownership   Class #

------------------------------------------------------------------------------

Common   Carl Marks Group (1)                              4,048,295     13.7%

------------------------------------------------------------------------------

Common   Michael Huddy (2)                                 1,664,960      5.6%

Common   David Corcoran (3)                                1,578,035      5.3%

Common   Victor Yates (4)                                    872,122      2.9%

Common   Craig Roberts (5)                                   250,000       *

Common   Lindsey Nauen (6)                                    50,000       *

Total Directors/Officers                                   4,415,117     13.9%

                                                                         27.6%

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

# Based on 29,414,926 shares outstanding as of 8/31/2009.

______________________________________________________________________________

______________________________________________________________________________

Escrowed Common Shares

On 5/15/1987, the Company issued 296,500 shares of “Principal Escrow” common stock at CDN$0.01 per share.  Effective 11/24/2004, 124,530 of these shares were cancelled and returned to the treasury.  48,922 of these shares are still escrowed and outstanding.  On 8/31/2009, these are held:

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

Maximum Term of Options.  The term of any options granted under the Plan is fixed by the Board of Directors and may not exceed five years from the date of grant, or ten years if the Company is classified as a “Tier 1” issuer under the policies of the TSX Venture Exchange.  The options are non-assignable and non-transferable.

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

September 15, 2009

_____________________________________________________________________________

                            Number of Shares of    US$

                                         Common    Exer.       Grant  Expir’n

Name                                      Stock    Price        Date     Date

-----------------------------------------------------------------------------

David Corcoran                          150,000    $0.45     1/10/08  1/10/10

Victor Yates                            150,000    $0.45     1/10/08  1/10/10

Michael Huddy                           150,000    $0.45     1/10/08  1/10/10

Craig Roberts                           250,000    $0.55     8/09/06  8/09/10

Lindsay Nauen                            50,000    $.045     1/10/08  1/10/10

SubTotal Officers/Directors             750,000

Employees/Consultants (1)               165,000    $0.45     1/10/08  1/10/10

Consultant (1)                           40,000    $0.05     3/11/09  3/11/11

Total Officers/Directors/Employees      955,000

-----------------------------------------------------------------------------

(1)  25% of the options vest every six months following grant date.

_____________________________________________________________________________

_____________________________________________________________________________

Share Purchase Warrants

As of 8/31/2009, no share purchase warrants were outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Corcoran, Administrator/CFO/Director

Mr. Corcoran is compensated for his managerial services to the Company indirectly through Corcoran Enterprises Ltd., a private company controlled by Mr. Corcoran.  During Fiscal 2009/2008, $43,179 and $49,546 were paid/accrued to Corcoran Enterprises Ltd., respectively.

Other than described above, there have been no transactions since 6/30/2008, or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional accounting services were rendered by BDO Dunwoody LLP for Fiscal 2009 and Fiscal 2008.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements incurred in the fiscal years ended 6/30/2009 and 6/30/2008 were $61,329 and $61,329, respectively.

Audit Related Fees

The Company incurred no fees during fiscal years ended 6/30/2009 and 6/30/2008.

Tax Fees

The Company incurred no fees during the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred no other fees during the last two fiscal years for services rendered by the Company’s principal accountant.

ITEM 15.  EXHIBITS

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

International Barrier Technology Inc. --– SEC File #000-20412

Registrant

Dated: September 28, 2009 By /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: September 28, 2009 By /s/ David Corcoran
David Corcoran, CFO/Director