Form 10-Q
period 2009-09-30
INTERNATIONAL BARRIER TECHNOLOGY INC/
filed 2009-11-13
CIK 890543

OMB APPROVAL
OMB Number: 3235-0070 Expires: July 31, 2011 Estimated average burden hours per response 187.5

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes ___   No XXX

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 11/12/2009: 29,414,926 Common Shares w/o par value

SEC 1296 (02-08) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Stated in US Dollars)

(Unaudited)

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED BALANCE SHEETS

September 30, 2009 and June 30, 2009

(Stated in US Dollars)

(Unaudited)

		September 30,	June 30,
ASSETS		2009	2009

Current
Cash and cash equivalents		$ 162,536	$ 210,723
Accounts receivable		112,027	179,778
Inventory – Note 3		256,609	314,002
Prepaid expenses and deposits		27,198	46,418

		558,370	750,921
Property, plant and equipment		3,760,184	3,826,091
Patent, trademark and technology rights		240,501	272,105

		$ 4,559,055	$ 4,849,117

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 309,267	$ 365,209
Current portion of obligation under long term debt – Note 4		536,958	60,863
Current portion of obligation under capital leases		52,148	53,894

		898,373	479,966
Long-term debt – Note 4		369,749	860,597
Obligation under capital leases		332,429	344,410

		1,600,551	1,684,973

STOCKHOLDERS’ EQUITY

Common stock – Note 5
Authorized:
100,000,000 common shares without par value
Issued:
29,414,926	common shares (June 30, 2009: 29,414,926 common shares)	15,079,071	15,079,071
Additional paid-in capital		1,012,052	1,012,052
Accumulated deficit		(13,132,619)	(12,926,979)

		2,958,504	3,164,144

		$ 4,559,055	$ 4,849,117

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

for the three months ended September 30, 2009 and 2008

(Stated in US Dollars)

(Unaudited)

	Three months ended
	September 30,
	2009	2008

Sales	$ 581,480	$ 1,586,567
Cost of goods sold	549,712	1,331,416

Gross profit	31,768	255,151

Expenses
Accounting and audit fees	40,576	5,380
Insurance	22,147	24,374
Interest and bank charges	36	17
Interest on long-term debt	22,055	21,054
Legal fees	7,918	18,799
Office and miscellaneous	12,338	17,417
Sales, marketing, and investor relations	2,911	5,064
Telephone	2,232	3,332
Transfer agent fees	3,705	1,606
Travel, promotion and trade shows	4,426	11,168
Wages and management fees – Notes 5 and 6	131,014	147,066

	249,358	255,277

Loss before other items	(217,590)	(126)

Other income	11,950	5,891

Net income (loss) and comprehensive income (loss) for the period	$ (205,640)	$ 5,765

Basic and diluted loss per share	$ 0.01	$ 0.00

Weighted average number of shares outstanding	29,414,926	29,414,926

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended September 30, 2009 and 2008

(Stated in US Dollars)

(Unaudited)

	Three months ended
	September 30,
	2009	2008

Operating Activities
Net income (loss) for the period	$ (205,640)	$ 5,765
Changes not involving cash:
Amortization – plant and equipment	65,907	67,704
– trademark and technology costs	31,604	31,604
Stock-based compensation	-	9,820
Changes in non-cash working capital:
Accounts receivable	67,751	53,244
Prepaid expenses	19,220	12,811
Inventory	57,393	(111,303)
Accounts payable and accrued liabilities	(55,942)	(63,871)

Cash provided by (used in) operations	(19,707)	5,774

Investing Activity
Acquisition of plant and equipment	-	(7,681)

Financing Activities
Long-term debt	(14,753)	(10,567)
Capital lease obligations	(13,727)	(15,451)

Cash used in financing activities	(28,480)	(26,018)

Change in cash and cash equivalents during the period	(48,187)	(27,925)

Cash and cash equivalents, beginning of the period	210,723	436,426

Cash and cash equivalents, end of the period	$ 162,536	$ 408,501

Supplementary cash flow information:
Cash paid for:
Interest	$ 22,055	$ 19,492

Income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period ended September 30, 2009

(Stated in US Dollars)

(Unaudited)

	Common Stock		Additional
	Issued		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2008	29,414,926	15,079,071	1,002,232	(12,208,434)	3,872,869
Stock-based compensation	-	-	9,820		9,820
Net loss for the year	-	-	-	(718,545)	(718,545)

Balance, June 30, 2009	29,414,926	15,079,071	1,012,052	(12,926,979)	3,164,144

Net loss for the period	-	-	-	(205,640)	(205,640)

Balance, September 30, 2009	29,414,926	$ 15,079,071	$ 1,012,052	$ (13,132,619)	$ 2,958,504

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Stated in US Dollars)

(Unaudited)

Note 1

Nature of Operations and Ability to Continue as a Going Concern

The Company develops, manufactures and markets proprietary fire resistant building materials branded as Blazeguard in the United States of America and, as well, the Company owns the exclusive U.S. and international rights to the Pyrotite fire retardant technology.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2009 the Company had an accumulated deficit of $13,132,619 (June 30, 2009 - $12, 926,979) since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but is considering obtaining additional funds by private placement equity financings. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

The Company was incorporated under the British Columbia Company Act and is publicly traded on the TSX Venture Exchange in Canada (“TSX-V”) and the OTC Bulletin Board in the United States of America.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the year ended June 30, 2009. The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending on June 30, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

Note 2

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance which defined fair value, established a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expanded disclosures about fair value measurements. The Company adopted this guidance effective July 1, 2008.  On July 1, 2009, the Company adopted the remaining provisions of this accounting standard as it relates to non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of these standards did not impact the Company’s consolidated financial statements in any material respect.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

September 30, 2009 and 2008

(Unaudited - Stated in US Dollars)

Note 2

Recently Issued Accounting Standards – (cont’d)

In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes the principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The impact of this guidance on the Company’s consolidated financial statements will ultimately depend on the terms of any future business transactions.

In February 2008, the FASB issued guidance for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in issued financial statements on a recurring basis. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance was effective for the Company on July 1, 2009. The Company does not believe that the adoption of this guidance will have a material effect on its financial position or results of operations.

In May 2009, the FASB issued guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. The guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date.  This guidance was effective for reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on its financial position or results of operations.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”) establishing the sole source of authoritative U.S. generally accepted accounting principles (“GAAP”).  Pursuant to the provisions of the Codification, the Company has updated references to GAAP in its financial statements for the period ended September 30, 2009. The adoption of the Codification did not impact the Company’s financial position or results of operations.

In August 2009, the FASB issued authoritative guidance that provides clarification for circumstances in which a quoted price in an active market for an identical liability is not available. The guidance is intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. The guidance is effective for the first interim reporting period beginning after issuance. The Company does not anticipate the adoption of this guidance to have a material impact on the Company’s future consolidated financial statements.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

September 30, 2009 and 2008

(Unaudited - Stated in US Dollars)

Note 3

Inventory

	September 30,	June 30,
	2009	2009

Raw materials	$ 144,791	$ 164,260
Finished goods	111,818	149,742

	$ 256,609	$ 314,002

Note 4

Long-term Debt

	2009	2009
Revolving bank loan facility in the amount of $500,000 bearing interest at 7.5% per annum and secured by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The balance is due on August 1, 2010.	$475,000	$475,000

Term bank loan facility in the amount of $500,000 bearing interest at 7% per annum and secured by a second charge over the real estate. The facility is being amortized over 7 years with fixed monthly blended payments of principal and interest totalling $7,550 and has a balloon payment due July 1, 2012.	$431,707	$446,460
Less: Current portion	906,707 536,958	921,460 60,863
	369,749	860,597

Future principal payments required on long-term debt are as follows:

2010	$536,958
2011	66,501
2012	303,248

$906,707

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

September 30, 2009 and 2008

(Unaudited - Stated in US Dollars)

Note 5

Share Capital

Escrow:

At September 30, 2009, there are 48,922 (June 30, 2009 – 48,922) shares are held in escrow by the Company’s transfer agent. These shares are issuable in accordance with a time release clause in the escrow share agreement. As at September 30, 2009 and June 30, 2009, all of the shares held in escrow are issuable but the Company has yet to request their release.

Commitments:

Stock-based Compensation Plan

At September 30, 2009, the Company has outstanding options that were granted to directors, officers and consultants the option to purchase 955,000 common shares of the Company.

A summary of the status of company’s stock option plan for the three months ended September 30, 2009 is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, June 30, 2009	1,941,750	$0.56
Expired	(986,750)	$0.62

Outstanding, September 30, 2009	955,000	$0.46

Exercisable, September 30, 2009	935,000	$0.46

Exercisable, June 30, 2009	1,839,250	$0.57

The following summarizes information about the stock options outstanding at September 30, 2009:

	Exercise
Number	Price	Expiry Date

665,000	$0.45	January 10, 2010
250,000	$0.55	August 9, 2010
40,000	$0.09	March 7,2011

955,000

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

September 30, 2009 and 2008

(Unaudited - Stated in US Dollars)

Note 6

Related Party Transactions

The Company was charged the following by directors of the Company or private companies with common directors during the three months ended September 30, 2009 and 2008:

	Three months ended
	September 30,
	2009	2008

Wages and management fees	$ 46,257	$ 46,819

Note 7

Segmented Information and Sales Concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials.  During the three months ended September 30, 2009, the Company earned sales revenue of $581,480 (2008: $1,586,567), all of which were earned in the United States of America.

The Company’s long lived assets are located in each of the United States and Canada as follows:

	September 30,	June 30,
	2009	2009

Canada	$ 240,501	$ 272,105
United States	3,760,184	3,826,091

Total	$ 4,000,685	$ 4,098,196

During the three months ended September 30, 2009, one (2008  one customer accounted for 74% (2008: 70%) of sales revenue, respectively. The amount receivable from this customer at September 30, 2009 was $32,678 (June 30, 2009: $75,188). The loss of this customer or the curtailment of purchases by such a customer could have a material adverse effect on the Company’s financial condition and results of operations.

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

Sales revenue reported for the quarter ending September 30, 2009 was $581,480 in comparison to $1,586,567 generated in the same quarter in 2008.   Total sales volume, as measured by surface volume of product shipped, was 903,000 sq. ft.  This is a decrease over the 2,105,500 sq. ft. shipped during the same quarter in the previous year.

The loss of sales volume is attributed to the continued decline in US economy and construction.  Sales into the Residential Roof Deck Market Sector this quarter were 197,100 sq. ft. vs. 524,700 sq. ft. in the same period last year) which was similarly split among several regions – Mid-Atlantic, were 705,900 sq. ft. vs. 1,545,000 sq. ft.  There were no shipments in the Structural Insulated Panel market during this quarter in comparison to 35,800 sq. ft. in the same quarter last year.

Barrier continues to expand the geographic base for Blazeguard sales in the USA.  Barrier and is actively marketing Blazeguard to the multi-family residential roof deck market in Southern California and in Texas.  Barrier is also marketing Blazeguard to single-family exterior side-wall applications in the wildfire prone areas of California as well.  Barrier’s wholesale building products distributor in California has invested in Blazeguard inventory (carload shipments to keep freight costs down) and expects to see increased sales to builders and lumber dealers in the coming months.

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

Gross profit for the first fiscal quarter was $31,768 vs. $255,151 in the previous period.  The gross margin, as a percentage of sales revenue was 5.5% in comparison to 16% in the prior period.  This is largely due to the lower level of sales revenue while fixed costs, including amortization, remained the same.  We expect as sales volumes rise, gross margin will improve.

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

Cost of sales for the first fiscal quarter ended September 30th decreased to $549,712 from $1,331,416 in the same quarter last year, which is attributable to gaining efficiency in operations and the decreased sales volume.  The average cost per sq. ft. of production improved to $0.61 in comparison to $0.63 in the comparable period.

R&D expenses, which were incurred as new market applications continue to be explored and developed, were $10,045 vs. $6,938 in the comparable period.  Barrier continues to invest in R&D to potentially develop other markets for Pyrotite™ and Blazeguard® products for future diversification, while keeping the expenses as low as possible.  Directly applying Pyrotite™ to foam insulation remains a viable opportunity in the future.

Included in cost of sales was amortization on plant and equipment.  Amortization decreased slightly for the period from $67,704 to $65,907.  The expense reflects scheduled depreciation of the new manufacturing line equipment and building expansion.  The amortization of the worldwide Pyrotite technology (including patents, technical know-how, and trademarks) began when Barrier purchased it in 2004 and will continue at existing rates until it is fully depreciated (eight periods).  Neither of these items have an impact on the cash position of the Company.

Administrative expenses in the first fiscal quarter ended September 30th decreased to $249,358 from $255,277.  The administrative costs per sq. ft. for the quarter was $0.28 vs. $0.12.  Many of these costs are fixed and don’t change proportionately with sales volume.  As the economy and sales improve, a reduction in the average cost of administrative expense per sq. ft. produced is expected. Barrier expects the reduction in the average cost of administration to have a significant impact on bottom line performance in future reporting periods.

Accounting and Audit Fees for the three-month period increased from $5,380 to $40,576.  While the annual audit fees have remained relatively constant over the past few fiscal periods, the increase in the fees in the current period as compared to the same period in the 2009 fiscal year is attributable to timing of recording the audit invoice received from the external auditors.

Insurance costs have decreased to $22,147 for the reporting period in comparison to $24,374 last period.  The difference is due to lower product liability premiums based on the lower volume of sales on an annual basis and timing.

Interest on Long Term Debt has increased slightly from $21,054 to $22,055 for the reporting period.  This increase is a result of utilizing an operating line of credit that has enabled Barrier to grow inventory levels to anticipate customer needs and to provide interim funding for short term working capital requirements.

During the year ended June 30, 2009, the terms of the revolving bank facility were modified to include a $500,000 capital loan being amortized by the bank over a seven-period and which is secured by building, property and equipment.  Additionally, the bank provided a $500,000 credit facility as an operating line of credit from which the company has drawn $475,000 as at June 30, 2009.  Subsequent to June 30, 2009, the terms of the bank loan facility were amended to extend the maturity date to August 1, 2010 and to reduce the interest rate to 7%.

Legal fees decreased to $7,918 for the three-month period.  For the same period in the prior year, legal fees were $18,799.  Legal fees were expended on activities in support of Blazeguard and Pyrotite patent and trademark registration as well as for help in the drafting and review of certain business correspondence.  Barrier believes protecting its technology and trademarks is an important step in positioning itself to develop strategic partners and potential technology licensees.  Barrier received the final patent approval in late October.  Barrier anticipates legal fees to continue to decline as the main patent expenses have been completed.

Travel, promotion and trade show expenses decreased to $4,426 from $11,168.  Sales expenses are expected to grow during the later part of Fiscal 2010 with the development of Texas, Kansas City, and both the northern and southern California territories.  Additionally, with the emergence of Mr. James Dukart as a trained and “seasoned” sales and marketing expert for Blazeguard (especially in multifamily residential roof decks and Structural Insulative Panel (SIPs) markets), an additional person is now available to travel from Barrier’s headquarters’ office in support of sales activities.  While Barrier has always planned business travel to accommodate only “necessary” trips, all business travel is currently pre-approved by a cash flow committee in addition to approval by Barrier’s CEO.

Other income includes income not directly related to business operations.  Other items reported during the period herein include $909 in interest income and a gain of $11,041 in foreign exchange vs. $2,327 and $3,564, respectively in the prior comparative period.

Net loss.  A net loss of ($205,640) is being reported for the quarter ending September 30, 2009, whereas in the same period in 2008, a net income of $5,765 was reported.  Sales volume for the quarter was down and Barrier remains focused on cutting costs wherever it can.  This includes operating the manufacturing line with maximum efficiency, as the economy remains unsettled and the retraction in residential construction continues.  Keeping a vigilant handle on costs will help keep operational costs as low as possible and enable recovery to occur sooner and at lower volumes than previously possible.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the nine most recently completed quarters:

	Sept 30 2009	June 30 2009	March 31 2009	Dec 31 2008	Sept 30 2008	June 30 2008	March 31 2008	Dec 31 2007
Volume shipped (MSF)	903	1,011	1,085	1,578	2,106	1,891	1,893	1,555
Total Revenues (000)	$581	$618	$764	$1,123	$1,587	$1,349	$1,214	$1,065
Operating Income (000)	($218)	($277)	($211)	($94)	($0)	($143)	($208)	($271)
Net income (loss) (000)	($206)	($346)	($215)	($164)	$6	($134)	($224)	($258)
EPS (Loss) Per Share	($0.01)	($0.00)	($0.01)	($0.01)	$0.00	($0.01)	($0.01)	($0.01)

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

Financial position & financings

Barrier ended the period with a working capital deficit of $340,003.

The Company generated negative operating cash flow for the quarter ended September 30, 2009 of $19,707 in comparison to $5,774 for the quarter ended September 30, 2008.  The net cash outflow from operating activities for the current fiscal period ended was primarily a result of a net loss of $205,640, a reduction in amounts owed to vendors ($55,942) offset by non cash charges to net income for $97,511.  The Company expects to fund short-term cash needs out of current operations and supplement other short-term needs with the operating line of credit that is secured by a security interest in inventory, accounts receivable, equipment and all intangibles of the company as well as an assignment of the building lease.

The Company does not expect any additional long-term capital needs in the near future as they recently expanded the operations with a more efficient automated process that is projected to fulfill future growth needs.  The new automation was funded largely by a private placement coupled with operating cash flows.

Financing activities resulted in a net cash outflow of $28,480 in the current period compared to a similar net cash outflow of $26,018 for the same period last year.

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

Current and Future Financing Needs

The Company currently does not have sufficient cash to operate its business for the fiscal year ended June 30, 2010.  At September 30, 2009, the current cash and cash equivalents total $162,536 and the revolving credit facility on which there is an amount of $25,000 available to draw.  However, over the next nine months, the Company anticipates that the operation of business will produce an average negative monthly operating cash flow of approximately $25,000 for a total of $300,000 for the 2010 fiscal year.  In addition, over the next twelve months, the Company is required to make payments totaling $115,852 in respect of its long-term debt and capital lease obligations.  Potential sources of financing include strategic relationships or private sales of stock.

The Company bases its estimate of future cash requirements on assumptions that may prove to be wrong and the requirements for cash are subject to factors, some of which are not within the control of the Company, including:

a. Increased costs of general and administrative expenses

b. Increased costs of raw materials and freight

c. Costs associated with the research and development activities

d. Costs associated with maintaining property, plant and equipment and intellectual property

In order to meet its current and long-range capital requirements, the Company anticipates it will be required to raise in the range of $500,000-$1,000,000 by way of private sales of its common stock in the 2010 fiscal year.  The Company may seek to access the public equity markets when conditions are favorable due to our long-term capital requirements.  We do not have any committed sources of financing at this time nor are there potential strategic relationship agreements in place at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all.  If the Company raises funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted.  If the Company is not able to obtain financing when needed, it will be unable to carry out its business plan.  As a result, the Company will have to significantly limit its operations and its financial condition and results of operations would be materially harmed.

Related Party Transactions

During the three months ended September 30, 2009, the Company incurred wages and management fees of $46,257 with directors of the Company and companies with common directors.  The Company paid $46,819 in wages and management fees for the same prior period quarter.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of September 30, 2009: 29,414,926 common shares at $15,079,071

Issued as of November 12, 2009:   29,414,926 common shares at $15,079,071

Options outstanding:

The following summarizes information about the stock options outstanding at September 30, 2009 reflected in US dollar currency:

	Number	Exercise	Expiry
Number	Exercisable	Price	Date
665,000	665,000	$0.45	January 10, 2010
250,000	250,000	$0.55	August 9, 2010
40,000	20,000	$0.09	March 07, 2011
955,000	935,000

Other Matters

As at September 30, 2009 the Company did not have any off-balance sheet arrangements to report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, on a timely basis, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         No Disclosure Necessary

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No Disclosure Necessary

ITEM 5.  OTHER INFORMATION

         a. Reports on Form 8-K:

              Form 8-K filed 9/21/2009, regarding

              the Notice of Meeting and Record Date

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

International Barrier Technology Inc. -– SEC File No. 000-20412

Registrant

Date: November 12, 2009     /s/ Michael Huddy

                                Michael Huddy, President/CEO/Director

Date: November 12, 2009     /s/ David Corcoran

                                David Corcoran, CFO/Director