Form 10-Q
period 2009-12-31
INTERNATIONAL BARRIER TECHNOLOGY INC/
filed 2010-02-12
CIK 890543

OMB APPROVAL
OMB Number: 3235-0070 Expires: July 31, 2011 Estimated average burden hours per response 187.5

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2009

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

Yes ___   No XXX

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 1/31/2010: 29,414,926 Common Shares w/o par value

SEC 1296 (02-08) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

(Stated in US Dollars)

(Unaudited)

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED BALANCE SHEETS

December 31, 2009 and June 30, 2009

(Stated in US Dollars)

(Unaudited)

	December 31,	June 30,
ASSETS	2009	2009

Current
Cash and cash equivalents	$ 121,625	$ 210,723
Accounts receivable	58,757	179,778
Inventory – Note 3	241,036	314,002
Prepaid expenses and deposits	21,794	46,418

	443,212	750,921
Property, plant and equipment	3,698,325	3,826,091
Patent, trademark and technology rights	208,497	272,105

	$ 4,350,034	$ 4,849,117

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 241,668	$ 365,209
Deferred revenue	11,911	-
Current portion of long term debt – Note 4	538,061	60,863
Current portion of obligation under capital leases	53,004	53,894

	844,644	479,966
Long-term debt – Note 4	353,547	860,597
Obligation under capital leases	317,520	344,410

	1,515,711	1,684,973

STOCKHOLDERS’ EQUITY

Common stock – Note 5
Authorized:
100,000,000 common shares without par value
Issued:
29,414,926 common shares (June 30, 2009: 29,414,926 common shares)	15,079,071	15,079,071
Additional paid-in capital	1,012,052	1,012,052
Accumulated deficit	(13,256,800)	(12,926,979)

	2,834,323	3,164,144

	$ 4,350,034	$ 4,849,117

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

for the three and six months ended December 31, 2009 and 2008

(Stated in US Dollars)

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008

Sales – Note 7	$ 790,773	$ 1,123,344	$ 1,372,253	$ 2,709,911
Cost of sales	696,526	926,700	1,246,238	2,258,116

Gross profit	94,247	196,644	126,015	451,795

Administrative expenses
Accounting and audit fees	10,775	41,786	51,351	47,166
Filing fees	6,601	8,445	6,601	8,445
Insurance	15,082	11,026	37,229	35,400
Interest and bank charges	17	36	53	53
Interest on long-term debt	22,185	20,669	44,240	41,723
Investor relations	4,448	-	4,448	-
Legal fees	11,110	21,814	19,028	40,613
Office and miscellaneous	14,379	24,392	26,717	41,809
Sales, marketing, and investor relations	440	6,108	3,351	11,172
Telephone	2,606	2,900	4,838	6,232
Transfer agent fees	-	7,673	3,705	9,279
Travel, promotion and trade shows	11,072	11,134	15,498	22,302
Wages and management fees – Note 6	119,205	134,327	250,219	281,393

	217,920	290,310	467,278	545,587

Loss before other items	(123,673)	(93,666)	(341,263)	(93,792)

Other items:
Foreign exchange gain (loss)	(695)	(72,140)	10,346	(68,576)
Other income	187	1,727	1,096	4,054

	(508)	(70,413)	11,442	(64,522)

Net loss and comprehensive loss for the period	$ (124,181)	$ (164,079)	$ (329,821)	$ (158,314)

Basic and diluted loss per share	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding	29,414,926	29,414,926	29,414,926	29,414,926

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended December 31, 2009 and 2008

(Stated in US Dollars)

(Unaudited)

	Six months ended
	December 31,
	2009	2008

Operating Activities
Net loss for the period	$ (329,821)	$ (158,314)
Items not involving cash:
Amortization – plant and equipment	127,766	135,408
– trademark and technology costs	63,608	63,208
Stock-based compensation	-	9,820
Changes in non-cash working capital:
Accounts receivable	121,021	93,626
Prepaid expenses	24,624	4,259
Inventory	72,966	(90,633)
Accounts payable and accrued liabilities	(123,541)	(273,320)
Deferred revenue	11,911	-

Cash used in operations	(31,466)	(215,946)

Investing Activity
Acquisition of plant and equipment	-	(7,681)

Cash used in investing activity	-	(7,681)

Financing Activities
Long term debt obligations	(29,852)	(24,639)
Capital lease obligations	(27,780)	(32,206)

Cash used in financing activities	(57,632)	(56,845)

Change in cash during the period	(89,098)	(280,472)

Cash and cash equivalents, beginning of the period	210,723	436,426

Cash and cash equivalents, end of the period	$ 121,625	$ 155,954

Supplementary cash flow information:
Cash paid for:
Interest	$ 44,240	$ 41,723

Income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENT CHANGES IN STOCKHOLDERS’ EQUITY

for the period ended December 31, 2009

(Stated in US Dollars)

(Unaudited)

	Common Stock		Additional
	Issued		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2008	29,414,926	$ 15,079,071	$ 1,002,232	$ (12,208,434)	$ 3,872,869
Stock-based compensation	-	-	9,820		9,820
Net loss for the year	-	-	-	(718,545)	(718,545)

Balance, June 30, 2009	29,414,926	15,079,071	1,012,052	(12,926,979)	3,164,144

Net loss for the period	-	-	-	(329,821)	(329,821)

Balance, December 31, 2009	29,414,926	$ 15,079,071	$ 1,012,052	$ (13,256,800)	$ 2,834,323

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

(Stated in US Dollars)

(Unaudited)

Note 1

Nature of Operations and Ability to Continue as a Going Concern

The Company develops, manufactures and markets proprietary fire resistant building materials branded as Blazeguard in the United States of America and, as well, the Company owns the exclusive U.S. and international rights to the Pyrotite fire retardant technology.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2009 the Company had an accumulated deficit of $13,256,800 (June 30, 2009 - $12,926,979) since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but is considering obtaining additional funds by private placement equity financings. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

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

December 31, 2009 and 2008

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

In May 2009, the FASB issued guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. The guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date.  This guidance was effective for reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on its financial position or results of operations. The Company has evaluated subsequent events through the filing date of these financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”) establishing the sole source of authoritative U.S. generally accepted accounting principles (“GAAP”).  Pursuant to the provisions of the Codification, the Company has updated references to GAAP in its financial statements for the period ended December 31, 2009. The adoption of the Codification did not impact the Company’s financial position or results of operations.

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

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

(Unaudited - Stated in US Dollars)

Note 3

Inventory

	December 31,	June 30,
	2009	2009

Raw materials	$ 146,902	$ 164,260
Finished goods	94,134	149,742

	$ 241,036	$ 314,002

Note 4

Long-term Debt

	December 31,	June 30,
	2009	2009
Revolving bank loan facility in the amount of $500,000 bearing interest at 7.5% per annum and secured by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The balance is due on August 1, 2010.	$475,000	$475,000

Term bank loan facility in the amount of $500,000 bearing interest at 7% per annum and secured by a second charge over the real estate. The facility is being amortized over 7 years with fixed monthly blended payments of principal and interest totalling $7,550 and has a balloon payment due July 1, 2012.	416,608	446,460
	891,608	921,460

Less: Current portion	538,061	60,863
	$353,547	$860,597

Future principal payments required on long-term debt are as follows:

2010	$538,061
2011	67,685
2012	285,862

$891,608

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

(Unaudited - Stated in US Dollars)

Note 5

Share Capital

Escrow:

At December 31, 2009, there are 48,922 (June 30, 2009 – 48,922) shares are held in escrow by the Company’s transfer agent. These shares are issuable in accordance with a time release clause in the escrow share agreement. As at December 31, 2009 and June 30, 2009, all of the shares held in escrow are issuable but the Company has yet to request their release.

Commitments:

Stock-based Compensation Plan

At December 31, 2009, the Company has outstanding options that were granted to directors, officers and consultants the option to purchase 905,000 common shares of the Company.

A summary of the status of company’s stock option plan for the six months ended December 31, 2009 is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, June 30, 2009	1,941,750	$0.56
Forfeited	(50,000)	$0.45
Expired	(986,750)	$0.65

Outstanding, December 31, 2009	905,000	$0.46

Exercisable, December 31, 2009	885,000	$0.46

Exercisable, June 30, 2009	1,839,250	$0.57

The following summarizes information about the stock options outstanding at December 31, 2009:

	Exercise
Number	Price	Expiry Date

615,000	$0.45	January 10, 2010
250,000	$0.55	August 9, 2010
40,000	$0.09	March 7,2011

905,000

Subsequent to December 31 2009, the 615,000 options exercisable at $0.45 expired unexercised on January 10, 2010.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

(Unaudited - Stated in US Dollars)

Note 6

Related Party Transactions

The Company was charged the following by directors of the Company or private companies with common directors during the six months ended December 31, 2009 and 2008:

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008

Wages and management fees	$ 35,000	$ 43,823	$ 81,257	$ 90,642

Note 7

Segmented Information and Sales Concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials.  During the six months ended December 31, 2009, the Company earned sales revenue of $1,372,253 (2008: $2,709,911), all of which were earned in the United States of America.

The Company’s long lived assets are located in each of the United States and Canada as follows:

	December 31,	June 30,
	2009	2009

Canada	$ 208,497	$ 272,105
United States	3,698,325	3,826,091

Total	$ 3,906,822	$ 4,098,196

During the six months ended December 31, 2009, one (2008 - one) customer accounted for 79% (2008: 71%) of sales revenue. The amount receivable from this customer at December 31, 2009 was $1,875 (June 30, 2009: $75,188). The loss of this customer or the curtailment of purchases by such a customer could have a material adverse effect on the Company’s financial condition and results of operations.

Note 8

Subsequent Events

a)

The Company announced that, subject to regulatory approval, it  will now carry out a private placement for a minimum of 10 million and up to a maximum of 15 million units at a price of CDN$0.10 per unit for gross proceeds of  a minimum of CDN$1,000,000, and up to a maximum of CDN$1,500,000.  Each unit will consist of one common share and one non-transferable share purchase warrant (the "Warrants").  The Warrants have an exercise term of two years from the closing date.  One Warrant and CDN$0.15 will entitle the placee to acquire an additional common share of the Company.  All securities issued will be subject to a four-month hold period. The Company has yet to receive proceeds or issue any securities subject to this private placement.

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

(Unaudited - Stated in US Dollars)

Note 8

Subsequent Events – (cont’d)

b)

Subsequent to December 31, 2009, the Company signed a one year customer supply agreement whereby the Company has agreed to supply fire treatment services to a company whose business is the production and marketing of oriented strand board. There is no specified quantity of fire treatment services to be sold under this agreement. It is anticipated that, as a result of terms in the agreement providing for sales orders resulting in revenue earned for the equivalent of four million square feet of products shipped annually, this customer will account for in excess of 10% the Company’s revenue over the duration of the agreement.

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

Sales revenue reported for the quarter ending December 31, 2009 was $790,773 for the three-month period and in comparison to $1,123,344 generated in the same quarter in 2008. Year-to-date sales were $1,372,253 vs. $2,709,911.  Total sales volume, as measured by surface volume of product shipped, was 1,342,700 sq. ft.  This is a slight decrease from the 1,578,600 sq. ft. shipped during the same quarter in the previous year.  Sales for the six months ending December 31, 2009 (fiscal year-to-date) were 2,245,700 sq. ft. vs. 3,684,100 sq. ft. for the same period in 2008.  Of the total year-to-date shipped volume, 1,850,000 sq. ft. was to commercial modular and 395,700 sq. ft. into residential roof deck.

The stagnant sales volume is attributed to the continued depression in the US housing market and slow construction trends.  Shipments into the Commercial Modular Market during the quarter were 1,144,000 sq. ft.  Sales into the Residential Roof Deck Market Sector this quarter were 198,500 sq. ft. (vs. 355,800 sq. ft. in previous year quarter) that was almost equally split between the South region at 97,700 sq ft and the Mid-Atlantic region at 93,800 sq. ft. (7,000 sq ft was shipped out to the West).  There were no shipments in the Structural Insulated Panel market during this quarter.

Sales volumes increased 49% from first quarter Fiscal 2010 at 903,000 sq.ft. (July 2009 through September 2009) to second quarter Fiscal 2010 at 1,342,700 sq.ft. (Oct 2009 through December 2009).  While Barrier does not believe this significant increase necessarily proves nor predicts a trend, we do see it as a positive sign that as housing construction slowly turns around; our products will continue to be chosen.

Gross profit for the quarter was $94,247 vs. $196,644 in the previous year.  The gross margin, as a percentage of sales revenue was 12% in comparison to 18% in the prior year (year-to-date 9% vs. 17%). This is largely due to the lower level of sales revenue while fixed costs, including amortization, remained the same.  We expect as sales volumes rise, gross margin will improve.

The new production line became “fully” operational in October 2007.  While the “old” line continues to produce larger or odd size orders and plywood (warped boards), all other production is run on the new line.  The new line is proving out that expected gains in efficiency and quality are possible at speeds over twice as fast as the old line.  As sales volumes increase to levels where the new line is used at or near full capacity (approximately 20 million sq. ft. per 8 hr shift), efficiency gains will be noticeable on the bottom line as profits improve substantially.

Cost of sales in the three- and six-month periods ending December 31, 2009 decreased to $696,526 and $1,246,238 from $926,700 and $2,258,116 in the previous year.  The decrease is attributable to gaining efficiency in operations.  The gain in efficiency is reflected in the decreased year-to-date average cost per sq.ft. of production of $0.55 in comparison to $0.61 in the comparable period.

R&D expenses that were incurred as new market applications continue to be explored and developed were $20,073 for the current quarter vs. $2,133 in Q1 2009.  The increase is due to listing services for strength and updates to allow for new products in our ICC-ES Code Evaluation Report.  Barrier continues to invest in R&D to potentially develop other markets for Pyrotite™ and Blazeguard® products for future diversification, while keeping the expenses as low as possible.

Strategic partnerships are a viable way to perform R&D efforts and keep costs as low as possible. MuleHide Products, for example, paid the majority of costs required to develop the MuleHide FR panel product which has been an extremely important part of Barrier sales over the last three years. As new strategic alliances emerge, new business partners will not only illuminate new areas for potential growth, they will also provide the financial resources to perform the necessary R&D to develop exciting new products and market application.

Included in cost of sales was depreciation on plant and equipment.  Depreciation decreased slightly from $135,408 in 2008 to $127,766.  The expense reflects scheduled depreciation of the new manufacturing line equipment and building expansion.  The amortization of the worldwide Pyrotite technology (including patents, technical know-how, and trademarks) began when Barrier purchased it in 2004 and will continue at existing rates until it is fully depreciated (eight years).  Neither of these items have an impact on the cash position of the Company.

Administrative expenses in the reported three and six-month period decreased from $290,310 and $545,587, respectively to $217,920 and $467,278.  Administrative costs per sq. ft. decreased for the quarter, from $0.18 to $0.16 and increased from $0.15 to $0.21 for the year-to-date period.  As volumes continue to increase, an overall reduction in the average cost of administrative expense per sq.ft. produced is expected. Barrier expects the reduction in the average cost of administration to have a significant impact on bottom line performance in future reporting periods.

Accounting and Audit Fees decreased in the quarter ending December 31, 2009 vs. the same time period last year ($10,775 vs. 41,786) and increased year-to-date ($51,351 vs. $47,166).   This is attributed to timing and increase of year-end audit fees due to regulatory compliance with Sarbanes-Oxley.

Insurance costs have increased slightly to $15,082 for the three months and $37,229 for six months in comparison to $11,026 and $35,400 the previous year.  The difference is due annually adjusted premiums.

Interest on Long Term Debt has increased slightly from $20,669 to $22,185 for the reporting period (from $41,723 to $44,240 year-to-date).  This increase is a result of utilizing an operating line of credit that has enabled Barrier to grow inventory levels to anticipate customer needs and to provide interim funding for short-term working capital requirements.

During the year ended June 30, 2009, the terms of the revolving bank facility were modified to include a $500,000 capital loan being amortized by the bank over a seven-year period and which is secured by building, property and equipment.  Additionally, the bank provided a $500,000 credit facility as an operating line of credit from which the company has drawn $475,000 as at December 31, 2009.  Subsequent to June 30, 2009, the terms of the bank load facility were amended to extend the maturity date to August 1, 2010 and to reduce the interest rate to 7%.

Legal fees decreased to $11,110 for the three-month period and $19,028 for the six months ending December 31, 2009.  For the same period in the prior year, legal fees were $21,814 and $40,613 respectively.  Legal fees were expended on activities in support of Blazeguard and Pyrotite patent and trademark registration as well as for help in the drafting and review of certain business correspondence.  Barrier believes protecting its technology and trademarks is an important step in positioning itself to develop strategic partners and potential technology licensees.  Barrier received the final patent approval in late October.

Legal fees may tend to increase over the next few quarters as a number of initiatives are bought forward. Barrier has been working on the development of a Supply Agreement with LP Corporation which would have Barrier provide fire treatment services for LP Corporations oriented strand board (OSB) panel products. These partnerships require considerable legal review to insure that the needs of both sides are protected while providing for an appropriate context from which to grow business opportunity.

Also of possible legal significance in the next few quarters is that Barrier and Pyrotite Corporation (holder of the integral treatment Pyrotite patent) have been discussing royalty payments potentially due to Barrier from receipts Pyrotite Corporation received over the past few years related to integral Pyrotite technology. If a consensus agreement cannot be negotiated with Pyrotite regarding royalties due Barrier, a required mediation/arbitration clause will be triggered which will have legal coast associated with it.

Travel, promotion and trade show expenses remained consistent for the three-month period ($11,072 vs. $11,134) and also for the six-month period end December 31, 2009 ($15,498 vs. $22,302). Barrier is intent upon developing markets where exterior wall designs are required to accommodate both strength and fire considerations; this is inherently the case in the wildfire prone areas of the west coast where building for earthquake risks is code mandated.   Sales expenses, therefore, are expected to grow during Fiscal 2010 with the development of the northern and the southern California territories, Oregon, and Colorado – the Northern Pacific region.  While Barrier has always planned business travel to accommodate only “necessary” trips, all business travel is will continue to be pre-approved by a cash flow committee in addition to approval by Barrier’s CEO.

Other income includes income not directly related to business operations.  Other items reported during the period herein include $187 in interest income and ($695) in foreign exchange loss.  Year-to-date, the interest income is $1,096 and the foreign exchange gain is $10,346.  The Canadian dollar has been strong so far this fiscal year. To compare, for the same reporting period last year, foreign exchange was a negative ($72,140) for the quarter and ($68,576) year-to-date.

Net Loss.  A net loss of ($124,181) is being reported for the quarter ending December 31, 2009, whereas in the same period in 2008, a net loss of ($164,079) was reported, which is an improvement of 24%.  For the six months ending December 31, 2009, the net loss is ($329,821) vs. ($158,314) in the prior year that reflects the impact of the lower sales volume in Q1 2010. Barrier remains focused on cutting costs wherever it can.  This includes operating the manufacturing line with maximum efficiency, as the economy remains unsettled and the retraction in residential construction continues.  Keeping a vigilant handle on costs will help keep operational costs as low as possible and enable recovery to occur sooner and at lower volumes than previously possible.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the six most recently completed quarters:

	Dec 31 2009	Sept 30 2009	June 30 2009	March 31 2009	Dec 31 2008	Sept 30 2008
Volume shipped (MSF)	1,343	903	1,011	1,085	1,578	2,106
Total Revenues (000)	$791	$581	$618	$764	$1,123	$1,587
Operating Income (000)	($123)	($218)	($277)	($211)	($94)	($0)
Net income (loss) (000)	($124)	($206)	($346)	($215)	($164)	$6
EPS (Loss) Per Share	($0.00))	($0.01)	($0.00)	($0.01)	($0.01)	$0.00

New product and market development

New product and market development activities have been limited over the past year as a result of reduced sales volume. Barrier anticipates that as the economy improves and strategic partnerships develop, an in crease in this activity will transpire. Prior to finding alternative sources of funding (partnerships) or improving cash flow (increased sales) Barrier anticipated a continuation of this reduced emphasis on new product and market development activities.

Initiatives that react to existing market opportunity, however, especially those that would rely primarily on past testing and product development work already completed, will continue to be pursued. An example of this is provided by the successful effort to have Barrier’s Pyrotite products added to California’s Office of the State Fire Marshall list of limited ignition products for use in the Wildland Urban Interface zones (WUI) where wildfires are of eminent concern to home builders and owners.

Global licensing opportunities

Barrier remains open to exploring opportunities for Pyrotite technology licensing arrangements wherever in the world that opportunity exists.  When interested parties inquire regarding licensing, Barrier responds with an information packet and begins an assessment of appropriateness of fit with our technology.

Financial position & financings

Barrier ended the period with a working capital deficit of ($401,432).

The Company generated negative operating cash flow for the six months ended December 31, 2009 of ($31,466) in comparison to ($215,946) for the six months ended December 31, 2008.  The net cash outflow from operating activities for the current fiscal period ended was primarily a result of a net loss of ($329,821) and a reduction in amounts owed to vendors ($123,541).  The Company expects to fund short-term cash needs out of current operations and supplement other short-term needs with the operating line of credit that is secured by a security interest in inventory, accounts receivable, equipment and all intangibles of the company as well as an assignment of the building lease.  In addition, a private placement to pay down debt and generate extra working capital is planned in the near future.

The Company does not expect any significant additional long-term capital investments in the near future as they recently expanded manufacturing operations with a more efficient automated process that is projected to fulfill mid-term growth needs.

Should a developing strategic alliance create the need for a quick ramp up of production and sales, however, some additional investments in working capital (e.g.; raw materials and finished goods inventory) will be required. In addition, the company has identified some relatively small capital improvement projects specifically targeted on material storage and moving larger amounts of items though the shop on a timely basis. These funds would be generated by the private placement of stock identified above.

Financing activities resulted in a net cash outflow of ($57,632) in the current period compared to a similar net cash outflow of ($56,845) for the same period last year.

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

Related Party Transactions

During the six months ended December 31, 2009 the Company incurred wages and management fees of $81,257 with directors of the Company and companies with common directors.  The Company paid $90,642 in wages and management fees for the same prior year-to-date.

Capitalization

Authorized: 100,000,000 common shares without par value.

Issued as of December 31, 2009: 29,414,926common shares at $15,079,071

Issued as of February 5, 2010:  29,414,926 common shares at $15,079,071

Options outstanding:

The following summarizes information about the stock options outstanding at December 31, 2009 effected in US dollar currency:

	Number	Exercise	Expiry
Number	Exercisable	Price	Date
615,000	615,000	$0.45	January 10, 2010
250,000	250,000	$0.55	August 9, 2010
40,000	20,000	$0.09	March 07, 2011
905,000	885,000

Subsequent to December 31, 2009, the 615,000 options exercisable at $0.45 expired unexercised on January 10, 2010.

Critical Accounting Estimates

Stock-based Compensation Charge and Expense

As described in Note 2 to the audited annual financial statements dated June 30, 2009, the Company accounts for all stock-based payments and awards under the fair value based method.  This fair value of the stock options is estimated at the date the stock options are granted using the Black-Scholes option-pricing model. Stock-based payments to non-employees is periodically re-measured until counter-party performance is complete and any change is recognized over the life of the award.  The Company accounts for share purchase options to employees by recording the fair value of the awards on the grant date and the related stock-based compensation expense is recognized over the period in which the options vest.  In addition, this is a non-cash compensation charge and the cash flow effects are realized only at the time of exercise.

Other Matters

As at December 31, 2009 the Company did not have any off-balance sheet arrangements to report.

The Company announced that, subject to regulatory approval, it  will now carry out a private placement for a minimum of 10 million and up to a maximum of 15 million units at a price of CDN$0.10 per unit for gross proceeds of a minimum of CDN$1,000,000, and up to a maximum of CDN$1,500,000.  Each unit will consist of one common share and one non-transferable share purchase warrant (the "Warrants").  The Warrants have an exercise term of two years from the closing date.  One Warrant and CDN$0.15 will entitle the placee to acquire an additional common share of the Company.  All securities issued will be subject to a four-month hold period. The Company has yet to receive proceeds or issue any securities subject to this private placement.

On January 19, 2010, Barrier and Louisiana Pacific Corporation (LP) executed a one-year Supply Agreement where Barrier has agreed to provide exclusive fire treatment services for LP on their oriented strand board panel product (OSB). LP is the largest producer of OSB in the world. LP will market and sell the fire treated OSB in North America under their own trade name LP® FlameBlock™ Fire-Rated OSB Sheathing. Barrier has agreed not to market or sell Pyrotite™ technology coated wood products under the registered trademark Blazeguard® for as long as the agreement is in place. Current Blazeguard customers, as of January 19, will be referred to LP customer service when they wish to place orders or arrange for shipping schedules. Barrier will provide technical support. Barrier will continue to supply MuleHide FR panel to MuleHide Products, Inc. under the existing Supply Agreement executed between Barrier and MuleHide in 2004.

LP studied available fire retardant technology for OSB for some time and after an exhaustive review of available technologies, selected Pyrotite™, Barrier’s proprietary and patent protected technology. The Barrier/LP partnership is particularly powerful in that it links the raw manufacturing of the OSB substrate with the company that actually mixes and produces the fire retardant slurry. Barrier and LP believe that not only will LP® FlameBlock™ be recognized as the premier fire rated sheathing in the marketplace; it will be priced competitively to alternative products. LP has a strong sales and distribution network all over North America and will be able to leverage this substantial support network in a way that Barrier was never able to do successfully with its relatively small size.

More descriptive details relating to the long-term relationship of LP and Barrier will be reported as they are developed. Presently, however, Barrier and LP agree that moving quickly to establish both a customer base of support and recognition of the product in the builder community is the number one priority. Establishing market share now, while the overall building market is slow, will enable LP® FlameBlock™ sales to grow exponentially as the economy improves.

LP’s number one market development priority will be roof and exterior wall applications in the wildfire prone areas of California. LP® FlameBlock™’s inherent attributes of strength enhancement coupled with superior fire protection will help position it as the premier choice for residential and commercial wood framed construction because along the west coast designing for both fire and earthquake protection is required.

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

No changes in our internal control over financial reporting period (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T.  CONTROLS AND PROCEDURES

          Not Applicable

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Directors and the management of the Company know of no material, active or pending, legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

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

         c.  No Disclosure Necessary

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No Disclosure Necessary

ITEM 5.  OTHER INFORMATION

         a. Reports on Form 8-K:

              Form 8-K filed 11/13/2009, regarding a press release

              announcing a proposed private placement

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

International Barrier Technology Inc. -– SEC File No. 000-20412

Registrant

Date: February 11, 2010     /s/ Michael Huddy

                                Michael Huddy, President/CEO/Director

Date: February 11, 2010     /s/ David Corcoran

                                David Corcoran, CFO/Director