Form 10-Q
period 2010-03-31
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2010-05-14
CIK 890543

OMB APPROVAL
OMB Number: 3235-0070 Expires: January 31, 2013 Estimated average burden hours per response 187.0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2010

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

Issuer’s Telephone Number, 320-764-5797

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes xxx   No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange:

Large accelerated filer [ ]                  Accelerated filer         [ ]

Non-accelerated filer   [ ]                  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ___   No xxx

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 4/30/2010: 44,414,926 Common Shares w/o par value

SEC 1296 (03-10) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Stated in US Dollars)

(Unaudited)

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED BALANCE SHEETS

March 31, 2010 and June 30, 2009

(Stated in US Dollars)

(Unaudited)

		March 31,	June 30,
ASSETS		2010	2009

Current
Cash and cash equivalents		$ 1,548,807	$ 210,723
Accounts receivable		118,725	179,778
Inventory – Note 3		181,263	314,002
Prepaid expenses and deposits		8,762	46,418

		1,857,557	750,921
Property, plant and equipment		3,638,116	3,826,091
Patent, trademark and technology rights		176,893	272,105

		$ 5,672,566	$ 4,849,117

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 323,803	$ 365,209
Derivative liability – Note 5		2,763,000	-
Current portion of long term debt – Note 4		539,180	60,863
Current portion of obligation under capital leases		53,712	53,894

		3,679,695	479,966
Long-term debt – Note 4		336,983	860,597

Obligation under capital leases		305,180	344,410

		4,321,858	1,684,973

STOCKHOLDERS’ EQUITY

Common stock – Note 6
Authorized:
100,000,000 common shares without par value
Issued:
44,414,926	common shares (June 30, 2009: 29,414,926 common shares)	15,479,045	15,079,071
Additional paid-in capital		1,012,052	1,012,052
Accumulated deficit		(15,140,389)	(12,926,979)

		1,350,708	3,164,144

		$ 5,672,566	$ 4,849,117

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended March 31, 2010 and 2009

(Stated in US Dollars)

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009

Sales – Note 8	$ 659,585	$ 764,398	$ 2,031,838	$ 3,474,309
Cost of sales	658,358	698,770	1,904,596	2,956,886

Gross profit	1,227	65,628	127,242	517,423

Administrative expenses
Accounting and audit fees	13,088	8,833	64,439	55,999
Consulting fees	3,865	2,255	3,865	2,255
Filing fees	12,128	10,082	18,729	18,527
Insurance	19,344	25,098	56,573	60,498
Interest and bank charges	59	15	112	68
Legal fees	49,963	26,419	68,991	67,032
Office and miscellaneous	9,662	14,912	36,379	56,721
Sales, marketing, and investor relations	769	7,993	8,568	19,165
Telephone	3,058	3,044	7,896	9,276
Transfer agent fees	1,934	3,778	5,639	13,057
Travel, promotion and trade shows	21,112	14,630	36,610	36,932
Wages and management fees – Notes 6 and 7	517,269	139,318	767,488	420,711

	652,251	256,377	1,075,289	760,241

Loss before other items	(651,024)	(190,749)	(948,047)	(242,818)

Other items:
Foreign exchange loss	(22,739)	(4,965)	(12,393)	(73,541)
Interest on long-term debt	(20,587)	(20,780)	(64,827)	(62,503)
Change in fair value of derivative liability – Note 5	(1,279,600)	-	(1,279,600)	-
Other income	90,361	1,504	91,457	5,558

	(1,232,565)	(24,241)	(1,265,363)	(130,486)

Net loss for the period	$ (1,883,589)	$ (214,990)	$ (2,213,410)	$ (373,304)

Basic and diluted loss per share	$ (0.06)	$ (0.01)	$ (0.07)	$ (0.01)

Weighted average number of shares outstanding	32,914,925	29,414,926	30,564,560	29,414,926

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended March 31, 2010 and 2009

(Stated in US Dollars)

(Unaudited)

	Nine months ended
	March 31,
	2010	2009

Operating Activities
Net loss for the period	$ (2,213,410)	$ (373,304)
Items not involving cash:
Amortization – plant and equipment	197,596	203,112
– trademark and technology costs	95,212	94,812
Change in fair of derivative liability	1,279,600	-
Stock-based compensation	400,400	9,820
Changes in non-cash working capital:
Accounts receivable	61,053	178,221
Prepaid expenses and deposits	37,656	309
Inventory	132,739	(60,206)
Accounts payable and accrued liabilities	(41,406)	(255,683)

Cash used in operations	(50,560)	(202,919)

Investing Activity
Acquisition of plant and equipment	(9,621)	(14,195)

Financing Activities
Issuance of common shares	1,482,974	-
Demand loan	-	125,000
Repayment of long term debt obligations	(45,297)	(39,050)
Capital lease obligations	(39,412)	(46,734)

Cash provided by (used in) financing activities	1,398,265	(39,216)

Increase (decrease) in cash during the period	1,338,084	(177,898)

Cash and cash equivalents, beginning of the period	210,723	436,426

Cash and cash equivalents, end of the period	$ 1,548,807	$ 258,528

Supplementary cash flow information:
Cash paid for:
Interest	$ 64,640	$ 62,503

Income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

for the period ended March 31, 2010

(Stated in US Dollars)

(Unaudited)

	Common Stock		Additional
	Issued		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2008	29,414,926	$ 15,079,071	$ 1,002,232	$ (12,208,434)	$ 3,872,869
Stock-based compensation	-	-	9,820		9,820
Net loss for the year	-	-	-	(718,545)	(718,545)

Balance, June 30, 2009	29,414,926	15,079,071	1,012,052	(12,926,979)	3,164,144
Issued for cash pursuant to private placement – Note 5	15,000,000	399,974			399,974
Net loss for the period	-	-	-	(2,213,410)	(2,213,410)

Balance, March 31, 2010	44,414,926	$ 15,479,045	$ 1,012,052	$ (15,140,389)	$ 1,350,708

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Stated in US Dollars)

(Unaudited)

Note 1

Nature of Operations and Ability to Continue as a Going Concern

The Company develops, manufactures and markets proprietary fire resistant building materials branded as Blazeguard in the United States of America and, as well, the Company owns the exclusive U.S. and international rights to the Pyrotite fire retardant technology.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2010 the Company had an accumulated deficit of $15,140,389 (June 30, 2009 - $12,926,979) since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but is considering obtaining additional funds by private placement equity financings. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

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

March 31, 2010

(Stated in US Dollars)

(Unaudited)

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

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”) establishing the sole source of authoritative U.S. generally accepted accounting principles (“GAAP”).  Pursuant to the provisions of the Codification, the Company has updated references to GAAP in its financial statements for the period ended March 31, 2010. The adoption of the Codification did not impact the Company’s financial position or results of operations.

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

In October 2009, the FASB issued an update concerning multiple-deliverable revenue arrangements. This update requires the allocation of consideration among separately identified deliverables contained within an arrangement, based on their related selling prices. This update will be effective for annual reporting periods beginning January 1, 2011. The Company is currently evaluating the impact of this update on its financial position, results of operations, cash flows, and disclosures.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Stated in US Dollars)

(Unaudited)

Note 3

Inventory

	March 31,	June 30,
	2010	2009

Raw materials	$ 121,991	$ 164,260
Finished goods	59,272	149,742

	$ 181,263	$ 314,002

Note 4

Long-term Debt

	March 31,	June 30,
	2010	2009
Revolving bank loan facility in the amount of $500,000 bearing interest at 7.5% per annum and secured by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The balance is due on August 1, 2010.	$475,000	$475,000

Term bank loan facility in the amount of $500,000 bearing interest at 7% per annum and secured by a second charge over the real estate. The facility is being amortized over 7 years with fixed monthly blended payments of principal and interest totalling $7,550 and has a balloon payment due July 1, 2012.	$401,163	$446,460
	876,163	921,460
Less: Current portion	539,180	60,863
	336,983	860,597

Future principal payments required on long-term debt are as follows:

2010	$539,180
2011	51,121
2012	285,862

$876,163

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Stated in US Dollars)

(Unaudited)

Note 5

Derivative Liability

In April 2008, the FASB issued ASC 815-40 which provides guidance on determining whether an Instrument (or embedded feature) is indexed to an entity’s own stock. FASB ASC 815-40 became effective for the Company’s current fiscal year that commenced July 1, 2009. Adoption of this standard on July 1, 2009 did not have a significant impact on the Company’s financial statements at that date.  During the three months ended March 31, 2010, the Company sold 15,000,000 units at $CDN 0.10 per unit for total proceeds of $1,482,974 ($CDN 1,500,000). Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $CDN 0.15 for a period of two years. As well, during the three months ended March 31, 2010, the Company granted 3,640,000 share purchase options that have a strike price denominated in Canadian dollars. In accordance with ASC 815-40-15, the Company recorded the warrants issued and options granted as a derivative liability due to their exercise prices being denominated in a currency other than the Company’s US dollar functional currency. The Company used the Black-Scholes model to estimate the fair value of the warrants and options with the following assumptions:

	At March 31, 2010	At Inception

Expected life (years)	1.94	2.0
Risk-free interest rate	1.02%	0.92%
Expected volatility	145.84%	145.84%
Expected dividend yield	0.0%	0.0%

The fair value of the derivative liability as at March 31, 2010 and for the period then ended was estimated by the Company as follows:

	At inception	At March 31, 2010	Change in fair value of derivative liability

Fair value of derivative liability	$1,483,400	$2,763,000	$1,279,600

The fair value of the derivative liability will be revalued at the end of each reporting period, with the change in fair value of the derivative liability recorded as a gain or loss in the Company’s Consolidated Statements of Operations. The fair value of the derivatives will continue to be classified as a liability until such time as the warrants and options are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as a liability.

At the time of the private placement offering, the Company allocated the proceeds to each of the common shares and warrants. Because the warrants were classified as a liability and are subsequently marked to fair value through earnings in each reporting period, the Company allocated proceeds of $1,083,000 to the warrants at inception with the residual proceeds of $399,974 allocated to common stock.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Stated in US Dollars)

(Unaudited)

Note 6

Share Capital

Common Stock Issuance:

During the three months ended March 31, 2010, the Company issued 15,000,000 common share units pursuant to a private placement at $0.10 CDN per unit for total proceeds of $1,500,000 CDN ($1,482,974). Each unit consisted of one common share and one common share purchase warrant entitling the holder thereof to purchase an additional common share for $0.15 CDN for a period of 2 years. As discussed in Note 5, due to the warrants being exercisable in a currency other than the Company’s functional US dollar currency, the warrants were measured at their fair value of $1,083,000 at inception and recorded as a component of the derivative liability. The residual proceeds of $399,374 were allocated to the share capital.

Escrow:

At March 31, 2010, there are 48,922 (June 30, 2009 – 48,922) shares are held in escrow by the Company’s transfer agent. These shares are issuable in accordance with a time release clause in the escrow share agreement. As at March 31, 2010 and June 30, 2009, all of the shares held in escrow are issuable but the Company has yet to request their release.

Commitments:

Stock-based Compensation Plan

At March 31, 2010, the Company has outstanding options that were granted to directors, officers and consultants the option to purchase 3,930,000 common shares of the Company.

A summary of the status of company’s stock option plan for the nine months ended March 31, 2010 is presented below:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value

Outstanding, June 30, 2009	1,941,750	$0.56	$ 2,400
Granted	3,640,000	$0.12
Forfeited	(50,000)	$0.45
Expired	(1,601,750)	$0.56

Outstanding, March 31, 2010	3,930,000	$0.15	$ -

Exercisable, March 31, 2010	3,920,000	$0.15	$ -

Exercisable, June 30, 2009	1,839,250	$0.57

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Stated in US Dollars)

(Unaudited)

Note 6

Share Capital

Commitments – (cont’d)

Stock-based Compensation Plan – (cont’d)

The following summarizes information about the stock options outstanding at March 31, 2010:

	Exercise
Number	Price	Expiry Date

250,000	$0.55	August 9, 2010
40,000	$0.09	March 7,2011
3,640,000	$0.12 CDN	March 18, 2012

3,930,000

During the nine months ended March 31, 2010, a compensation charge included in Wages and Management Fees associated with the grant of stock options in the amount of $400,400 (2009:  $9,820) was recognized in the financial statements.

A summary of changes in the Company’s unvested stock options for the period ended March 31, 2010 is presented below:

	March 31, 2010

		Weighted
	Number of	Average Grant Date
	Options	Fair Value

Outstanding, beginning of period	102,500	$0.06
Granted	3,640,000	$0.11
Expired	(60,000)	$0.09
Forfeited	(12,500)	$0.09
Vested	(3,660,000)	$0.11

Outstanding, end of period	10,000	$0.02

Warrants

At March 31, 2010, the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

Exercise
Number	Price	Expiry Date

15,000,000	$0.15 CDN	March 18, 2012

15,000,000

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Stated in US Dollars)

(Unaudited)

Note 7

Related Party Transactions

The Company incurred the following charges with directors of the Company or private companies with common directors during the three and nine month periods ended March 31, 2010 and 2009:

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009

Wages and management fees	$ 367,117	$ 36,601	$ 461,528	$ 127,242

Note 8

Segmented Information and Sales Concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials.  During the nine months ended March 31, 2010, the Company earned sales revenue of $2,121,838 (2009: $3,474,309), all of which were earned in the United States of America.

The Company’s long lived assets are located in each of the United States and Canada as follows:

	March 31,	June 30,
	2010	2009

Canada	$ 176,893	$ 272,105
United States	3,638,116	3,826,091

Total	$ 3,815,009	$ 4,098,196

During the three and nine months ended March 31, 2010, one (2009 - one) customer accounted for 79% and 79% (2009:65% and 70%) of sales revenue respectively. The amount receivable from this customer at March 31, 2010 was $21,264 (June 30, 2009: $75,188). The loss of this customer or the curtailment of purchases by such a customer could have a material adverse effect on the Company’s financial condition and results of operations.

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

Sales revenue reported for the quarter ending March 31, 2010 was $659,585 for the three-month period in comparison to $764,398 generated in the same quarter in 2009.  Year-to-date sales were $2,031,838 vs. $3,474,309.  Total quarterly sales volume, as measured by surface volume of product shipped, was 1,261,100 sq. ft.  This is a 16% increase over the 1,084,800 sq. ft. shipped during the same quarter in the previous year.

Included in current quarterly sales results are shipments of commercial modular products that were purchased by Mule-Hide Products to build their inventory levels over the traditionally slower winter months.  Near term sales of the MuleHide product will likely be impacted negatively as MuleHide liquidates this existing inventory over the next calendar quarter.  MuleHide elected to build inventory not only to help Barrier balance out production over the traditionally slower winter months but also to take advantage of the lower sheathing prices that normally occur during this period.

Total sales volume for the nine months ending March 31, 2010 (fiscal year-to-date) were 3,506,800 sq. ft. vs. 4,768,900 sq. ft. for the same period in 2009.  Of the total year-to-date shipped volume, 2,834,200 sq. ft. was to commercial modular; 659,700 sq. ft. into residential roof deck; and 12,900 into the structural insulated panel market.

Shipments into the Commercial Modular Market during the quarter were 984,100 sq. ft.  Sales into the Residential Roof Deck Market Sector this quarter were 264,100 sq. ft. (vs. 348,300 sq. ft. in previous year quarter) which was split between the Mid-Atlantic region at 84,500 sq. ft., the South at 69,200 sq. ft., a special project in Alaska at 58,300 sq. ft., the Midwest at 32,600 sq. ft., and the West at 19,500 sq. ft.  There were 12,900 sq. ft. of shipments in the Structural Insulated Panel market during this quarter.

Gross profit for the quarter was $1,227 vs. $65,628 in the previous year.  The gross margin, as a percentage of sales revenue, was 2% in comparison to 9% in the prior year (year-to-date 6% vs. 15% last year).  Gross margins are affected dramatically by sales volume because as the fixed cost portion of Barrier’s business is factored over a larger sales volume the cost per sq.ft. of sales goes down dramatically.  The larger the volume shipped, the smaller the cost per sq.ft. of fixed costs and the costs of sales and administrative services. We anticipate larger gross margins as sales volumes rise.

Cost of sales in the three- and nine-month periods ending March 31, 2010 decreased to $658,358 and $1,904,596 from $698,770 and $2,956,886 in the previous year.  The decrease is attributable to the continuation of improvements in efficiency of operations and the fact that considerably less volume is being produced.  The gain in efficiency is reflected in the decreased year-to-date average cost per sq.ft. of production of $0.54 in comparison to $0.62 in the comparable period.

Substrate costs was the source of the major expense in this category at $676,176 for the nine-month period just ended versus $1,167,999 in the same period last year.  Materials and labor accounted for an additional $648,913 in the nine-month period in 2010 versus $901,913 in 2009.

R&D expenses and activity has generally been limited to those areas allowing LP Building Products to introduce LP FlameBlock™ into targeted markets such as the Wildland Urban Interface (WUI) zoned properties in California and for fire rated wall assemblies in wood framed commercial buildings.  Barrier’s International Code Council Evaluations Services Report (ICC-ES 1365) has been updated and it now includes LP Building Products, Inc. as an “additional listee”.  This allows LP to sell their FlameBlock product in any application originally certified for Blazeguard®, Barrier’s original fire rated sheathing product.

Depreciation on plant and equipment is included in cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, decreased slightly from $203,112 in 2009 to $197,596  The expense reflects scheduled depreciation of the new manufacturing line equipment and building expansion.

Amortization, another non-cash category of reporting, of the worldwide Pyrotite technology (including patents, technical know-how, and trademarks) began when Barrier purchased it in 2004 and will continue at existing rates until it is fully depreciated (eight years).

Barrier and Pyrotite Corporation successfully negotiated the termination of an agreement that had assigned the technology rights of integrally treated (non-coated boards) OSB to Pyrotite Corporation late in March 2010.  To date, no additional amortization amounts or schedule has been added to Barrier’s financial statement in this reporting period, both because it happened so late in the quarter and the added value of the additional technology has not been fully assessed.  Further discussion of this transaction will occur in subsequent financial reports from Barrier.

Administrative expenses in the reported three and nine-month period increased from $256,377 and $760,241, respectively to $652,251 and $1,075,289.  During this period, stock options were issued to key management employees as well as the Board of Directors as a part of Barrier’s shareholder approved stock-based incentive program.  Most of the options issued prior to this period had expired and a major part of this issuance was to replace and provide this incentive where deemed appropriate.  During the nine months ended March 31, 2010, a compensation charge included in Administrative expenses was $400,400 versus $9,820 in the same period in 2009.

Administrative costs per square foot, net of the stock-based compensation charge, were $0.20 in the quarter ending March 31, 2010; $0.19 for the nine month period.  In the same period in the previous year administrative costs per square foot were $0.23 in the three month period and $0.16 in the nine month period. Over this time, volume dropped from 4,768,900 sq.ft. to 3,506,800.  Increasing volumes will generally cause a reduction in the average cost of administrative expense per sq.ft.  Barrier expects the reduction in the average cost of administration to have a significant impact on bottom line performance in future reporting periods as sales volumes rise with an improving economy.

Accounting and Audit Fees increased in the quarter ($13,088 vs. $8,833) and year-to-date period ($64,439 vs. $55,999) ending March 31, 2010 vs. the same time period last year.   This is attributed to timing and increase of year-end audit fees due to regulatory compliance with Sarbanes-Oxley.

Insurance costs have decreased to $19,344 for the three months and $56,573 for nine months in comparison to $25,098 and $60,498 the previous year.  The difference is due to annually adjusted premiums and lower sales volumes of shipments.

Legal fees increased to $49,963 for the three-month period and $68,991 for the nine months ending March 31, 2010.  For the same period in the prior year, legal fees were $26,419 and $67,032 respectively.  Legal fees were expended on a the development of a Supply Agreement with LP Building Products, Inc. for Barrier to provide fire treatment services for LP Corporations oriented strand board (OSB) panel products as well as for help in the drafting and review of certain business correspondence.  In March 2010. Barrier was awarded sole ownership to the worldwide rights from Pyrotite Corporation (holder of the integral treatment Pyrotite patent) through a mediation hearing.  The rights, in addition to a lump sum payment, were agreed upon to settle amounts due to Barrier per the royalty payments due for receipts Pyrotite Corporation received over the past few years related to integral Pyrotite technology.

Barrier believes protecting its technology and trademarks is an important step in positioning itself to develop strategic partners and potential technology licensees.  Barrier received the final patent approval on the manufacturing process in late October 2009.

Travel, promotion and trade show expenses increased for the three-month period ($21,112 vs. $14,630) and remained consistent for the nine month period ending March 31, 2010 ($36,610 vs. $36,932). Barrier is intent upon developing markets where exterior wall designs are required to accommodate both strength and fire considerations; this is inherently the case in the wildfire-prone areas of the west coast where building for earthquake risks is code mandated.   Sales expenses, therefore, are expected to grow during Fiscal 2010 with the development of the northern and southern California territories, Oregon, and Colorado – the Northern Pacific region.  While Barrier has always planned business travel to accommodate only “necessary” trips, all business travel is will continue to be pre-approved by a cash flow committee in addition to approval by Barrier’s CEO.

Other items include income and costs not directly related to business operations.  Other income items reported during the period herein include $361 in interest income and ($22,739) in foreign exchange loss.  Year-to-date, the interest income is $1,457 and the foreign exchange loss is ($12,393).  To compare, for the same reporting period last year, foreign exchange was a negative ($4,965) for the quarter and ($73,541) year-to-date.

Barrier and the Seattle based Pyrotite Corporation successfully negotiated the termination of a technology agreement that had assigned the rights to integrally treated (non-coated) OSB to Pyrotite Corporation.  With the assignment of the integrally treated OSB (IPOSB) technology to Pyrotite Corporation an obligation to pay a royalty to Barrier ensued; Pyrotite has been providing quarterly statements for these royalty fees and paying them to Barrier on occasion.  The termination of this agreement resulted in a final royalty payment to Barrier of $90,000 that was accounted for as other income in the quarter ending March 31, 2010.

Interest on Long Term Debt has decreased slightly from $20,780 to $20,587 for the quarter and increased slightly for the year-to-date reporting period (from $62,503 to $64,827 year-to-date).

The regulatory agencies that oversee the reporting functions of publicly traded companies regulate how companies report the costs and revenue associated with the sale of equity (stock) in the company.  In March 2010, Barrier issued, and sold in a private placement, 15 million shares of stock at the price of CDN$0.10 per share. The purchasers of the shares were awarded the right to buy an additional share (warrant) at CDN$0.15. Additionally, in March, 2010, the Company granted 3,640,000 share purchase options to various employees, directors and consultants. These instruments are exercisable in Canadian currency whereas the Company’s functional currency is the US dollar. As a result, the Company was required to record these instruments at their fair value as a derivative liability. In accordance with the requirement to re-measure the derivative liability at its fair value as at March 31, 2010, the Company recorded a charge of $1,279,600 in respect of the change in fair value for the derivative for the period from its inception to March 31, 2010.

Net Loss.  A net loss of ($1,883,589) is being reported for the quarter ending March 31, 2010, whereas in the same period in 2009, a net loss of ($214,990) was reported.  For the nine months ending March 31, 2010, the net loss is ($2,213,410) vs. ($373,304) in the prior year.

The net reported loss for the three and nine month period ending March 31, 2010 were heavily impacted by the non-cash charges for stock options and derivative liability on the warrants issued with the private placement sale of stock.  The net loss, however, was also impacted by the lower volume of sales and shipments experienced in this nine-month period as compared both to 2009 and 2008.

Barrier needs to maintain a higher level of sales to support a viable business in the building products industry. Barrier believes that the new strategic partnerships with LP Building Products coupled with the MuleHide Agreement will support a much larger sales volume as the economy improves.  As LP customers become more aware of LP’s entry into the fire rated sheathing market, shifts will occur in product mix that will improve Barrier’s market share in targeted applications. The revenue generated by the private placement of shares, including the warrants that may be exercised at later dates, will serve to fund the business and cover operating losses that may ensue as the transition to higher volumes occurs over the next few months.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the nine most recently completed quarters:

	Mar 31 2010	Dec 31 2009	Sept 30 2009	Jun 30 2009	Mar 31 2009	Dec 31 2008	Sept 30 2008	June 30 2008	March 31 2008
Volume shipped (MSF)	1,261	1,343	903	1,011	1,085	1,578	2,106	1,891	1,893
Total Revenues (000)	$660	$791	$581	$618	$764	$1,123	$1,587	$1,349	$1,214
Operating loss (000)	($652)	($101)	($195)	($277)	($211)	($94)	($0)	($143)	($208)
Net income (loss) (000)	($1,883)	($124)	($206)	($346)	($215)	($164)	$6	($134)	($224)
EPS (Loss) Per Share	($0.06)	($0.00)	($0.01)	($0.00)	($0.01)	($0.01)	$0.00	($0.01)	($0.01)

Selected Annual Information

The following financial data is for the three most recent years ended June 30:

	2009	2008	2007
Total Revenue	$4,092.0	$4,878.0	$6,130.0
Net income (loss)	(719.0)	(808.0)	(491.0)
Per share	(0.02)	(0.03)	(0.02)
Per share, fully diluted	(0.02)	(0.03)	(0.02)
Total assets	4,849.0	5,738.0	5,887.9
Total long-term financial liabilities	1,205.0	1,145.0	752.5
Cash dividends declared per share	Nil	Nil	Nil

New product and market development

New product and market development activities have been curtailed over the past year as a result of reduced sales volume. Barrier anticipates that as the economy improves and strategic partnerships develop, an increase in this activity will transpire.

New product and market development activity during this period has generally been limited to those areas which will allow LP Building Products to introduce LP FlameBlock™ into targeted markets such as the Wildland Urban Interface (WUI) zoned properties in California and for fire rated wall assemblies in wood framed commercial buildings.  Barrier’s International Code Council Evaluations Services Report (ICC-ES 1365) has been updated and it now includes LP Building Products, Inc. as an “additional listee”.  This allows LP to sell their FlameBlock product in any application originally certified for Blazeguard®, Barrier’s original fire rated sheathing product.

Global licensing opportunities

Barrier has begun exploring opportunities for both Pyrotite technology licensing and distribution of US manufactured products as a part of the LP Building Products agreement.  LP is active internationally and has offered to potentially extend their influence in Europe, Australia, and South America if the opportunity seems mutually beneficial.  In addition, Barrier continues to explore the opportunity for developing fire resistive panels for the emerging Structural Insulated Panel (SIP) market in Australia with an American company currently doing SIP business there.  More information will be presented on these opportunities in subsequent reports as it develops.

Financial position & financings

Barrier ended the period with a working capital deficiency of $1,822,138.

The Company generated negative operating cash flow for the nine months ended March 31, 2010 of ($50,560) in comparison to ($202,919) for the nine months ended March 31, 2009.  The net cash outflow from operating activities for the current fiscal period ended was primarily a result of a net loss of ($2,213,410), the non-cash items (stock-based compensation of $400,400 and amortization of $283,187), an increase in inventory of $132,739, and a reduction in amounts owed to vendors ($41,406).  The Company expects to fund short-term cash needs out of current operations and supplement other short-term needs with the funds raised in the recent private placement that was successfully completed to pay down debt and generate extra working capital.

The Company does not expect any significant additional long-term capital investments in the near future as they recently expanded manufacturing operations with a more efficient automated process that is projected to fulfill mid-term growth needs.  Should a developing strategic alliance create the need for a quick ramp up of production and sales, however, some additional investments in working capital (e.g.; raw materials and finished goods inventory) will be required.  In addition, the company has identified some relatively small capital improvement projects specifically targeted on material storage and moving larger amounts of items though the shop on a timely basis.  These funds are available, generated by the private placement of stock identified above.

Financing activities resulted in net cash inflow of $1,398,265 in the current period compared to a net cash outflow of $39,216 for the same period last year.

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

Related Party Transactions

During the nine months ended March 31, 2010 the Company incurred wages and management fees of $ 461,528 including stock-based compensation in the amount of $324,500 with directors of the Company and companies with common directors.  The Company paid $127,242 in wages and management fees for the same prior year-to-date.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of  March 31, 2010:  44,414,926 common shares at $15,479,045

Issued as of May 11, 2010:  44,414,926 common shares at $15,479,045

Options outstanding:

The following summarizes information about the stock options outstanding at March 31, 2010:

	Exercise
Number	Price	Expiry Date

250,000	$0.55	August 9, 2010
40,000	$0.09	March 7, 2011
3,640,000	$0.12 CDN	March 18, 2012

3,930,000

During the nine months ended March 31, 2010, a compensation charge included in Wages and Management Fees associated with the grant of stock options in the amount of $400,400 (2009:  $9,820) was recognized in the financial statements.

At March 31, 2010, the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

Exercise
Number	Price	Expiry Date

15,000,000	$0.15 CDN	March 18, 2012

15,000,000

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

Derivative liability

The Company assesses its financial instruments (or embedded features) to determine whether they are indexed to the Company’s stock and, if not, whether they are required to be reported as liabilities. During the three months ended March 31, 2010, the Company issued 15,000,000 share purchase warrants as part of a private placement unit offering. Additionally, the Company granted 3,640,000 share purchase options to various employees, directors and consultants. These instruments are exercisable in Canadian currency whereas the Company’s functional currency is the US dollar. As a result, the Company was required to record these instruments at their fair value as a derivative liability. The fair value of the derivative liability will be revalued at the end of each reporting period, with the change in fair value of the derivative liability recorded as a gain or loss in the Company’s Consolidated Statements of Operations. The fair value of the derivatives will continue to be classified as a liability until such time as the warrants and options are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as a liability

Internal Control and Financial Reporting Procedures

The board of directors evaluates and maintains internal control procedures and financial reporting procedures to ensure the safeguarding of Barrier’s assets as well as to ensure full, true, accurate and timely disclosure of Barrier’s financial position for the nine month period ended March 31, 2010, which would materially affect the accuracy of this financial report.

There has been no change in internal control procedures in the nine month period ending March 31, 2010.

Other Matters

As at March 31, 2010 the Company did not have any off-balance sheet arrangements to report.

Subsequent to March 31, 2010, The Company paid $225,000 on the revolving bank loan facility.  In addition, a payment of $80,000 was made to reduce the term debt.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures. As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act), the Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were not effective due to the existence of a material weakness in its internal control over financial reporting. Management has determined that the Company has insufficient in-house resources to adequately address complex accounting matters as they arise.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

b. Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors identified in the Annual Report on Form 10-K for the year ended June 30, 2009, in response to Item 1A, Risk Factors, to Part I of the Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         a. On 3/18/2010, the Company closed a non-brokered private placement of 15,000,000 units at a price of CDN$0.10 per unit, for proceeds of $1,482,974.  Each unit consisted of one common share and one non-transferable share purchase warrant.  Each warrant entitles the holder thereof to purchase an additional common share in the capital of the Company at an exercise price of CDN$0.15 for a period of two years.

         b.  No Disclosure Necessary

         c.  No Disclosure Necessary

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary

ITEM 4.  (Removed and Reserved)

ITEM 5.  OTHER INFORMATION

         a. Reports on Form 8-K:

            1. Form 8-K filed 1/14/2010, regarding a press release

               announcing a Supply Agreement with a new customer

            2. Form 8-K filed 1/21/2010, regarding a press release

               discussing the Supply Agreement

            3. Form 8-K filed 1/27/2010, regarding a press release

               announcing a proposed private placement

            4. Form 8-K filed 3/17/2010 regarding a press release announcing the closing of the private placement

            4. Form 8-K filed 3/19/2010 regarding a press release announcing the granting of stock options.

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

International Barrier Technology Inc. -– SEC File No. 000-20412

Registrant

Date: May 13, 2010          /s/ Michael Huddy

                                Michael Huddy, President/CEO/Director

Date: May 13, 2010          /s/ David Corcoran

                                David Corcoran, CFO/Director