Form 10-K
period 2010-06-30
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2010-10-08
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

September 30th

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Fiscal Year Ended June 30, 2010

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

Large accelerated filer [ ]                                 Accelerated filer         [ ]

Non-accelerated filer   [ ]                                 Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes    [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (OTCBB).  September 10, 2010 =  $2,505,765

Common Shares outstanding at September 10, 2010                            44,414,926 shares

Index to Exhibits on Page 68

TABLE OF CONTENTS

INTRODUCTION

3

PART I

4

ITEM 1.  BUSINESS

4

ITEM 1A.  RISK FACTORS

8

ITEM 1B.  UNRESOLVED STAFF COMMENTS

12

ITEM 2.  DESCRIPTION OF PROPERTY

13

ITEM 3.  LEGAL PROCEEDINGS

13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

13

PART II

14

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

14

ITEM 6.  SELECTED FINANCIAL DATA

15

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

16

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

25

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

26

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

          ACCOUNTING AND FINANCIAL DISCLOSURE

51

ITEM 9B.  OTHER INFORMATION

52

PART III

53

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

53

ITEM 11.  EXECUTIVE COMPENSATION

58

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

67

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

68

ITEM 15.  EXHIBITS

68

SIGNATURE PAGE

69

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

BUSINESS OF INTERNATIONAL BARRIER TECHNOLOGY INC.

International Barrier Technology Inc. develops, manufactures, and markets proprietary fire resistant building materials designed to help protect people and property from the destruction of fire.  The Company uses a patented, non-combustible, non-toxic Pyrotite formulation that is used to coat wood panels and has potential application to engineered wood products, paint, plastics, and expanded polystyrene.  Sales have been US$2.6 million and US$4.1 million during Fiscal 2010 and 2009, respectively.

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

The Company has been involved in the development and manufacturing/marketing of fire-rated building products since 1986, including current products: Pyrotite, a fire-barrier material comprised of the patented formulation reinforced with chopped fiberglass strands and applied adhered directly to structural sheathing (OSB – oriented strand board or plywood) designed to prevent ignition and inhibit the spread of flames.  The products are currently marketed through exclusive supply agreements as LP® FlameBlock® Fire-Rated OSB Sheathing into Residential Roof Deck, Wall Assembly, Wildland Urban Interface Zones, and Structurally Insulated Panel market; and MuleHide FR Deck Panel into the commercial modular market.

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

The Company has 100,000,000 no par common shares authorized.  At 6/30/2010, the end of the Company's most recent fiscal year, there were 44,414,926 common shares issued and outstanding.

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

Existing Marketing/Licensing Agreements:

1.

Mulehide Products, Inc., Commercial Modular Building Industry

2.

LP® Building Products, Multi-family Residential Roof Deck, Wall Assembly, and Structural Insulated Panel Markets.

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

Financings.  The Company has financed its operations through borrowings and/or private issuance of common shares:

Fiscal 2008:  None

Fiscal 2009:  None

Fiscal 2010:  15,000,000 units at $0.10 per unit = $1,482,974 ($1,500,000 CDN)

Fiscal 2011-to-date:  None

Capital Expenditures

Fiscal 2008:          $434,095, purchase of plant and equipment

Fiscal 2009:          $ 14,196, purchase of plant and equipment

Fiscal 2010:          $ 23,068, purchase of plant and equipment

1.B.  Financial Information About Segments

Refer to the audited financial statements for Fiscal 2010 ended June 30th (footnote #13, “Segmented Information and Sales Concentration”) for this information.

1.C.  Narrative Description of Business

International Barrier Technology Inc. (Barrier) manufactures and sells fire-rated building materials primarily in the United States.  Barrier has a patented fire protective material (Pyrotite™) that is applied to building materials to greatly improve their respective fire resistant properties. Coated wood panel products are sold to builders through building product distribution companies all over the United States.  Many of the top multifamily homebuilders in the US utilize Barrier’s fire-rated structural panel manufactured with Pyrotite™ in areas where the building code requires the use of a fire-rated building panel.

Seasonality

The building products industry in the United States does experience seasonality with housing starts generally depressed in winter months.  Barrier’s Pyrotite™ products, however, is sold in housing markets that have excellent winter business, including the states of Florida and California.  Also, much of the modular housing, including the foam core panel market, performs a considerable amount of their required construction inside factories. Since the work is done within protected environments they tend to be less impacted by the winter season than typical building projects.  Seasonality, therefore, is not considered to be a major impediment to Barrier’s success in the US market place.

Dependency upon Patents/Licenses/Processes

Pursuant to an agreement for sale of technology dated 3/1/2004 (“original agreement”), between the Company and Pyrotite Corporation, the Company acquired the rights (previously licensed) to certain fire retardant technology and trademarks for $1,000,000.  These rights and technology included all of the patents that deal with “surface applied” Pyrotite technology. The agreement further acknowledged that Pyrotite Corporation retained ownership of “integral” OSB technology (IPOSB) but the parties agreed that Pyrotite would share revenues with the Company for: gross sales of any IPOSB products or substances manufactured in or sold into the US, by or on the behalf of, Pyrotite Corporation; or, for certain rights or license fees received by Pyrotite Corporation for use of the technology.

A dispute ensued between the parties as to the correct amounts owed to the Company by Pyrotite pursuant to the revenue sharing clause of the original agreement. As a result, the parties, through a mediator, reached a settlement on March 23, 2010 whereby Pyrotite agreed to pay the Company $90,000 in full settlement of prior amounts in dispute. In addition, Pyrotite agreed to convey all of its right, title and interest in IPOSB technology to the Company. There was no value attributed to the IPOSB technology in the Company’s consolidated financial statements.

Barrier utilizes patented manufacturing technology, as well as manufacturing know-how and trade secrets that have been developed and are closely protected by Barrier.

The manufacturing process for the Pyrotite™ products is protected by trade secrets and patent pending status on an improved technology.  International Barrier Technology, Inc. and Barrier Technology Corporation are, in that regard, totally dependent upon these for success in the business.

All employees are required to sign a Confidentiality Agreement that incorporates a “do not compete clause”.  As these clauses pertain to Barrier’s employees at the US operations, they have been drafted to conform to the strictest interpretation under Minnesota law.

Employees

As of 8/31/2010, the Company had 16 full-time employees, one full time Executive Officer and two part-time Executive Officers.  As of 6/30/2010, the Company had 15 full-time employees, one full-time Executive Officer and two part-time Executive Officers. As of 6/30/2009, the Company had 14 full-time employees, one full-time Executive Officer and two part-time Executive Officers.

Dependency upon Customers

Fiscal 2010

During Fiscal 2010, the company’s largest customer was MuleHide Products, Inc. “Mulehide”.  Mulehide is a company that services the commercial roofing market including selling Pyrotite™ products to the commercial modular roof deck market.  MuleHide purchased 60.7% of the 5,002,688 sq. ft. of Pyrotite™ products shipped in Fiscal 2010.  Product shipped to MuleHide Products is through an exclusive supply agreement and private labeled MuleHide FR Deck Panel.

The largest market for Pyrotite™ products (after accounting for FR Deck Panel) in Fiscal 2010 remained roof deck applications in multifamily residential roof deck construction, wall assemblies and structural insulated panels (SIPs).  On January 19, 2010, Barrier and Louisiana Pacific Corporation (LP) executed a 1-year Supply Agreement where Barrier has agreed to provide exclusive fire treatment services for LP on their oriented strand board panel product (OSB). LP is the largest producer of OSB in the world. LP will market and sell the fire treated OSB in North America under their own trade name LP® FlameBlock® Fire-Rated OSB Sheathing. Barrier has agreed not to market or sell Pyrotite™ technology coated wood products under the registered trademark Blazeguard® for as long as the agreement is in place. Current Blazeguard customers, as of January 19, will be referred to LP customer service when they wish to place orders or arrange for shipping schedules. Barrier will provide technical support. Barrier will continue to supply MuleHide FR panel to MuleHide Products, Inc. under the existing Supply Agreement executed between Barrier and MuleHide in 2004.

Multifamily residential roof deck, wall assembly, and structural insulated panel markets accounted for 39.3% of total shipments in 2010.  Sales into these markets are now made as LP® FlameBlock® through LP® Building Products and wholesale distribution companies such as Stock Building Supply, Inc., BFS Building Supply, 84 Lumber, Inc., Logan Lumber Company, Taiga Building Products, Vandermeer Forest Products, Boise, Curtis Lumber, and Lake States Lumber.  The Mid-Atlantic market (Maryland south through North Carolina and the northeastern US - New Jersey and Pennsylvania) was the strongest region in these markets with 904,200 sq. ft. of sales (18.1% of total sales).  Other regions in these markets include Florida, the Midwest, and the West).  The building products distribution companies mentioned have a presence in all of these areas and are Barrier’s consistent customer throughout these geographies.

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

The largest market for Blazeguard products (after accounting for FR Deck Panel) in Fiscal 2009 remained roof deck applications in multifamily residential roof deck construction.  Multifamily construction accounted for 26.9% of total shipments in 2009.  Town home sales are made through building products distribution companies such as Stock Building Supply, Inc., BFS Building Supply, 84 Lumber, Inc., and Logan Lumber Company.  The Mid-Atlantic market (Maryland south through North Carolina and the northeastern US - New Jersey and Pennsylvania) was the strongest town home market with 673,500 sq. ft. of sales (11.7% of total sales).  Other town home markets include Florida, the Midwest, and the West).  The building products distribution companies mentioned have a presence in all of these areas and are Barrier’s consistent customer throughout these geographies.

1.D.  Financial Information About Geographic Areas

During Fiscal 2010 and 2009, all sales were in the United States.

At 6/30/2010 and 6/30/2009: $3,966,994 and $4,399,923 of the assets were located in the United States and $1,035,262 and $449,194 were located in Canada, respectively.

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

Risks Relating to Financial Condition

The Company has accumulated losses since inception .

Since inception through June 30, 2010, the Company has incurred aggregate losses of ($15,256,546).  Our losses from operations for years ended 6/30/2010 and 6/30/2009 were ($2,329,567) and ($718,545), respectively; our cash used in operations for years ended 6/30/2010 and 6/30/2009 were $366,392 and $318,979 respectively.  There is no assurance that we will operate profitably or will generate positive cash flow in the future.  In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, the level of competition or general economic conditions. Consequently, the Company expects to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner.

The Company’s history of operating losses is likely to lead to the need for additional, potentially unavailable, financings and related problems.

The Company has a history of losses: ($2,329,567) and ($718,545) in FY2010 and FY2009.  Despite recent capital infusions, the Company may require significant additional funding to meet its long-term business objectives, unless the trend of losses is reversed.  Capital will be needed to help maintain and to expand marketing of the Company’s products.  The Company may not be able to obtain additional financing on reasonable terms, or at all.  If equity financing is required, then such financings could result in significant dilution to existing shareholders.  If the Company is unable to obtain sufficient financing, the Company might have to dramatically slow marketing efforts and/or lose control of its products.  The Company has historically obtained the preponderance of its financing through the issuance of equity.  There is a limit of 100,000,000 authorized common shares.  The Company has no current plans to obtain financing through means other than equity financing and/or loans.  Such losses and the resulting need for external financings could result in losses of investment value.

The Company’s need for additional financing to expand production and conduct marketing efforts could lead to the Company’s inability to continue generating material sales revenue.

The Company develops, manufactures, and markets proprietary fire resistant building materials designed to help protect people and property from the destruction of fire.    Additional amounts of additional financing may be required to facilitate corporate operational growth and to expand marketing efforts on a short-term basis.  Conventional bank financing has been established at a local bank up to $1,000,000 revolving line of credit. In July 2008, the terms of the existing revolving bank facility of $1,000,000 were modified to include a $500,000 capital loan being amortized by the bank over a 10-year period and which is secured by building, property and equipment. Additionally, the bank provided a $500,000 credit facility as an operating line of credit at 7.5%.  During the fiscal year, additional payments were made on each facility.  A lump-sum payment of $80,000 was made on the long-term capital loan and a $225,000 payment was made on the operating line of credit to lower the balance to $250,000.  In August 2010, the line of credit at an amount of $250,000 was extended until September 1, 2011 at a reduced interest rate of 6.75%.

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

Barrier suffers a larger risk in the possibility that a new generation of technology that will impart fire resistance to building products may be developed.  New technology may serve to decrease the demand for Barrier’s Pyrotite™ products if the new technology proved to impart either better characteristics of fire performance or was found to be less expensive to produce and market than Blazeguard.  Barrier’s management team makes a concerted effort to stay abreast of new technologies as they are being developed.  Barrier does this by staying in close contact with the industry via trade associations (e.g. The National Association of Home Builders, NAHB) and the independent research laboratories that are asked to test these new technologies and products as they are developed.  However, there is no guarantee that the Company is able to adopt and utilize the new technology.  New technologies require years of testing, not only in development but in use, before they are accepted and “evaluated for use” by the major building code agencies such as The International Code Council (ICC).

Barrier’s business is directly related to housing/building starts in the United States.  Any factor resulting in a slowdown of economic activity, especially those that result in an increase in interest rates will have a negative impact on Barrier’s business.  New housing starts in the U.S. continue to decline, though the rate of decline appears to be slowing.  The U.S. Census Bureau reported 565,000 new housing starts in July 2010 (adjusted on an annual basis). July's numbers were 3.1 percent lower than June 2010 and 3.7 percent lower than the July 2009 annually adjusted estimate of 587,000.  Barrier is somewhat protected in minor housing market declines because growth is dependent upon increased market share in geographic areas we are currently not selling in such as Southern California, the Pacific Northwest and Texas.  The potential for growth in sales due to improved market share is very high relative to the negative impact of a percentage decrease in housing starts.

Barrier presumes that corporate growth will be funded from positive cash flow, conventional bank loans, and from the occasional sale of equity to generate needed capital.  The business plan, however, anticipates a few years of very rapid sales volume increases.  Companies experiencing rapid growth depend upon solid support both in the market place and in the manufacturing facilities themselves.  Ensuring that capital is available to increase production capacity and to provide support materials and training in the market place is essential to success.

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

Common Shares Trading Activity

Canadian Dollars

______________________________________________________________________________

______________________________________________________________________________

                                                                     - Sales -

Period                                                        Canadian Dollars

Ended                                 Volume          High       Low   Closing

Quarterly

 6/30/2010                           651,900      CDN$0.26  CDN$0.20  CDN$0.24

 3/31/2010                         2,074,600          0.25      0.08      0.21

12/31/2009                           448,600          0.13      0.06      0.08

 9/30/2009                           344,900          0.15      0.06      0.11

 6/30/2009                           253,300          0.14      0.07      0.09

 3/31/2009                           418,600          0.17      0.07      0.08

12/31/2008                           278,000          0.20      0.08      0.09

 9/30/2008                           232,500          0.21      0.12      0.20

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

Common Shares Trading Activity

US Dollars

______________________________________________________________________________

______________________________________________________________________________

                                                                     - Sales -

    Period                                                          US Dollars

     Ended                           Volume           High      Low    Closing

Quarterly

 6/30/2010                          467,400        US$0.26  US$0.18    US$0.19

 3/31/2010                        3,599,900           0.25     0.06       0.20

12/31/2009                        1,402,000           0.12     0.04       0.10

 9/30/2009                        1,623,500           0.16     0.06       0.12

 6/30/2009                        2,514,900           0.12     0.07       0.11

 3/31/2009                        3,744,500           0.13     0.04       0.06

12/31/2008                        2,036,400           0.20     0.06       0.10

 9/30/2008                        1,459,100           0.20     0.08       0.20

______________________________________________________________________________

______________________________________________________________________________

Holders

The Company's common shares are issued in registered form and the following information is taken from the records of Pacific Corporate Trust Company (located in Vancouver, British Columbia, Canada), the registrar and transfer agent for the common shares.

On 10/16/2009, the Company’s shareholders’ list showed 29,414,926 common shares outstanding and 143 registered shareholders with: 693,106 shares owned by 41 registered shareholders/depositories resident in Canada; 28,721,720 shares owned by 101 registered shareholders/depositories resident in the United States; and 100 shares owned by one shareholder in one other countries.

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

None

Use of Proceeds From Sales of Securities is for working capital

Recent Sales of Unregistered Securities

The Company relied on the exemptions from registration under Regulation S for the following private placements of securities to only Canadian residents:

Fiscal 2009:          None

Fiscal 2010:          15,000,000 units at $0.10 per unit = $1,482,974 ($1,500,000 CDN)

Fiscal 2011-to-date:  None

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data as shown in the following table for the Company for Fiscal 2010/2009 Ended June 30th was derived from the consolidated financial statements of the Company that have been audited by BDO Canada LLP, Chartered Accountants, as indicated in their auditor’s report included elsewhere in this Annual Report.  Selected financial data as shown in the following table for the Company for Fiscal 2010/2009/2008/2007/2006 is derived from the Company's audited consolidated financial statements, not included herein.

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

Selected Financial Data

($ in 000’s, except per share data)

_________________________________________________________________________________

_________________________________________________________________________________

                                Year       Year       Year       Year       Year

                               Ended      Ended      Ended      Ended      Ended

                           6/30/2010  6/30/2009  6/30/2008  6/30/2007  6/30/2006

Sales Revenue                 $2,606     $4,092     $4,878     $6,130     $6,604

Net Income (Loss)            ($2,330)     ($719)     ($808)     ($491)     ($146)

Income (Loss) per Share       ($0.07)    ($0.02)    ($0.03)    ($0.02)   (($0.01)

Dividends Per Share              Nil        Nil        Nil        Nil        Nil

Wtg. Avg. Shares (000)        34,018     29,415     29,415     28,648     28,829

Period-end Shares O/S         44,415     29,415     29,415     29,415     29,390

--------------------------------------------------------------------------------

Working Capital              ($1,743)       $271       $433       $845     $1,109

Long-Term Debt                  $556       $921       $750       $290        $27

Capital Lease Obligations       $344       $398       $462       $529       $603

Capital Stock                $15,458    $15,079    $15,079    $15,079    $15,060

Shareholders’ Equity          $1,213     $3,164     $3,873     $4,634     $5,000

Total Assets                  $5,002     $4,849     $5,738     $5,888     $6,172

---------------------------------------------------------------------------------

 (1) Cumulative Net Loss since incorporation to 6/30/2010 was ($15,256,546).

_________________________________________________________________________________

_________________________________________________________________________________

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104, “Revenue Recognition”, which requires that: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed and determinable, and (iv) collectibility is reasonably assured. The Company recognizes revenue when the building supplies have been shipped.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows.  Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.  If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made.

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

The Company accounts for the granting of share purchase options to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant.  The fair value of all share purchase options are expensed over their vesting period with a corresponding increase to additional capital surplus.  Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional paid-in capital is recorded as an increase to share capital.

The Company uses the Black-Scholes option pricing model to calculate the fair value of share purchase options.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

Derivative Liabilities

The Company’s free standing warrants issued in a conjunction with a private placement and share purchase options granted during the year were classified as liabilities. These liabilities are required to be measured at fair value. These instruments are adjusted to reflect fair value at each period end. Any increase or decrease in the fair value are recorded in results of operations as change in fair value of derivative liabilities except for changes in the fair value of employee stock options classified as liabilities being recorded in wages and management fees.

In determining the appropriate fair value, the Company used the Black Scholes pricing model.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In March 2008, the FASB issued guidance included in ASC 815-10 “Derivatives and Hedging,” which seeks to enhance disclosure about how and why a company uses derivatives; how derivative instruments are accounted for and how derivatives affect a company’s financial position, financial performance and cash flows.  This guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815-10 on July 1, 2009 had no material impact on the Company’s financial statements.

In June 2008, the FASB ratified guidance that is now part of ASC 815-40, “Contracts Indexed to the Entity’s Own Equity”. The objective of this issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This Issue applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative instrument or an instrument which may be potentially settled in an entity’s own stock regardless of whether the instrument possess derivative characteristics. This issue provides a two-step approach to assist in making these determinations and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of ASC 815-40 on July 1, 2009 had no material impact on the Company’s financial statements.

In April 2009, the FASB issued additional disclosure requirements related to fair values, which are included in ASC 820, “Interim Disclosures about Fair Value of Financial Instruments.”  The provisions require disclosures about fair value of financial instruments for interim-reporting periods of publicly traded companies as well as in annual financial statements.  The required disclosures were effective for interim reporting periods ending after June 15, 2009.  The adoption of the provisions did not have a material impact on the Company’s statements of financial position, results of operations and cash flows.

In May 2009, the FASB issued ASC No. 855, “Subsequent Events,” which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. It sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date and up to the date the financial statements are issued.  ASC 855 was effective for financial statements issued for interim and annual periods ending after June 15, 2009 and did not have any impact on the Company’s financial statements.

In June 2009, the Financial Accounting Standards Board, or FASB, established the FASB Accounting Standards Codification, or ASC, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  All other accounting literature not included in the ASC is now non-authoritative.  The ASC was effective for financial statements issued for interim and annual periods ending after September 15, 2009 and its adoption did not have any impact on the Company’s financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” or ASU 2009-05, which amends ASC 820 to provide clarification of a circumstances in which a quoted price in an active market for an identical liability is not available.  A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability.  The adoption of this ASU did not have an impact on the Company’s financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosures about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements.  This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and non-recurring Level 2 and Level 3 measurements.  Since this new accounting standard only required additional disclosure, the adoption of the standard in the first quarter of 2010 did not impact the Company’s consolidated financial statements.  Additionally, effective for interim and annual periods beginning after December 15, 2010, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than one net amount.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation – Stock Compensation,” or ASU 2010-13, which amends ASC Topic 718 to address the classification of an employee share-based payment award with an exercise price denominated in a currency of a market in which the underlying security trades. Specifically, an employee share-based payment award denominated in a currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition and therefore would not classify the award as a liability if it otherwise qualifies as equity.  This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the effect of ASU 2010-13 will have on its financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Equity Financing Timeline

Fiscal 2009:          None

Fiscal 2010-to-date:  15,000,000 units at $0.10 per unit = $1,482,974 ($1,500,000 CDN)

Fiscal 2011-to-date:  None

Fiscal 2010 Ended 6/30/2010

International Barrier Technology Inc. (Barrier) manufactures and sells fire-rated building materials. Barrier’s primary business is in the United States but through distribution partnerships is endeavoring to enter building products markets in Australia, Europe, and South America. Barrier has a patented fire resistive material (Pyrotite™) and manufacturing process that is applied to building materials to greatly improve their respective fire resistant properties.  Many of the top multifamily and wood frame commercial builders in the United States utilize Barrier’s fire-rated structural panels in areas where the building code requires the use of a fire-rated building panel.

Barrier manufactures a private label fire rated sheathing product under contract for both LP® Building Products, Inc. (LP) and MuleHide Products, Inc. (MuleHide).  LP has introduced a fire rated OSB trademarked LP® Flameblock® Fire-Rated OSB Sheathing (LP® FlameBlock®) and MuleHide has been selling MuleHide FR Deck Panel™ (FR Deck Panel) to commercial modular building manufacturers since 2004.

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

Sales revenue reported for the fiscal year ending June 30, 2010 was $2,606,254.  Total sales volume, as measured by surface volume of product shipped, was 5,002,600 sq.ft.  During the same period in the previous year, Barrier shipped 5,780,032 sq.ft. with sales revenue of $4,091,647.

Shipments into the Commercial Modular Market during the fiscal year were 3,034,100 sq. ft.  (vs. 4,182,900 sq. ft. in 2009) Sales into the Residential Roof Deck Market Sector this year were 1,936,400 sq. ft. (a 25% increase over the 1,552,300 sq. ft. in previous year) which was split between the Mid-Atlantic region at 904,100 sq. ft., the South at 421,500 sq. ft., the West at 297,600 sq. ft., the Midwest at 166,000 sq. ft., and a special project in Alaska at 147,200 sq. ft.  There were 32,100 sq. ft. of shipments in the Structural Insulated Panel market during this period.

On January 19, 2010 Barrier entered into an exclusive Supply Agreement with LP, the largest producer of Oriented Strand Board (OSB) in the world.  The agreement gives LP the exclusive right to sell Pyrotite treated panel products in North America under their brand name LP® FlameBlock® Fire-Rated OSB Sheathing.  While this agreement is expected to dramatically improve sales volume and financial performance for Barrier, sales revenue reported will be influenced in a negative direction since LP will be providing their own OSB, with no pass through charges for Barrier on the substrate or inbound and outbound freight. Barrier’s margin will be on the treatment of the OSB only.

Gross profit for Fiscal 2010 was $75,622 vs. $577,154 in the previous year.  The gross margin, as a percentage of sales revenue, was 3% in comparison to 14% in the prior year.  Gross margins are affected dramatically by sales volume because as the fixed cost portion of Barrier’s business is factored over a larger sales volume the cost per sq.ft. of sales goes down dramatically.  The larger the volume shipped, the smaller the cost per sq.ft. of fixed costs and the costs of sales and administrative services. We anticipate larger gross margins as sales volumes rise.

Cost of sales decreased to $2,530,632 in fiscal 2010 from $3,514,493 in Fiscal 2009.  The decrease is attributable to the continuation of improvements in efficiency of operations and the fact that less volume is being produced. The gain in efficiency is reflected in the decreased year-to-date average cost per sq.ft. of production of $0.51 in comparison to $0.61 in the comparable period.

Substrate cost and materials/labor were the major expenses in this category.  Substrate accounted for $744,065 for the fiscal year versus $1,354,082 in the same period last year. Materials and labor accounted for an additional $953,068 in the twelve month period in 2010 versus $1,084,898 in 2009.

R&D expenses and activity has generally been limited to those areas allowing LP to introduce LP® FlameBlock® into targeted markets such as the Wildland Urban Interface (WUI) zoned properties in California and for fire rated wall assemblies in wood framed commercial buildings. Barrier’s International Code Council Evaluations Services Report (ICC-ES 1365) has been updated and it now includes LP Building Products, Inc. as an “additional listee”. This allows LP to sell their LP® FlameBlock® product in any application originally certified for Blazeguard®, Barrier’s original fire rated sheathing product.

Depreciation on plant and equipment is included in cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, decreased slightly from $264,122 in 2009 to $264,101.  The expense reflects scheduled depreciation of the new manufacturing line equipment and building expansion.  Amortization, another non-cash category of reporting, of the worldwide Pyrotite technology (including patents, technical know-how, and trademarks) began when Barrier purchased it in 2004 and will continue at existing rates until it is fully depreciated (eight years).

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

Administrative expenses for the Fiscal 2010 increased to $1,393,570 from $1,159,294 in the prior year.  During this period, stock options were issued to key management employees as well as the Board of Directors as a part of Barrier’s shareholder approved stock-based incentive program. Most of the options issued prior to this period had expired and a major part of this issuance was to replace and provide this incentive where deemed appropriate.  During the twelve months ended June 30, 2010, a compensation charge included in administrative expenses was $500,900 versus $9,820 in the same period in 2009.

Administrative costs (including stock-based compensation of $500,900 (2009: $9,820)) per square foot, was $0.28 in the fiscal year ending June 30, 2010. In the same period in the previous year administrative costs per square foot were $0.20. Over this time, volume dropped from 5,780,032 sq.ft. to 5,002,600 sq. ft.  Barrier continued to focus on holding expenses at a minimum during this transition period.  Increasing volumes will generally cause a reduction in the average cost of administrative expense per sq. ft. Barrier expects the future reduction in the average cost of administration to have a significant impact on bottom line performance in future reporting periods as sales volumes rise with an improving economy.

Accounting and Audit Fees increased from $74,537 to $84,173.   This is attributed to complies accounting matters related to financial instruments issued by the Company during the year.

Insurance costs have increased to $71,936 in comparison to $62,399 the previous year.  The difference is due to annually adjusted premiums.

Legal fees increased to $80,422 for the annual period ending June 30, 2010.  For the same period in the prior year, legal fees were $73,631.  Legal fees were expended on a the development of a Supply Agreement with LP for Barrier to provide fire treatment services for LP’s oriented strand board (OSB) panel products as well as for help in the drafting and review of certain business correspondence.  In March 2010, Barrier was awarded sole ownership to the worldwide rights from Pyrotite Corporation (holder of the integral treatment Pyrotite patent) through a mediation hearing.  The rights, in addition to a lump sum payment, were agreed upon to settle amounts due to Barrier per the royalty payments due for receipts Pyrotite Corporation received over the past few years related to integral Pyrotite technology.

Barrier believes protecting its technology and trademarks is an important step in positioning itself to develop strategic partners and potential technology licensees.  Barrier received the final patent approval on the manufacturing process in late October 2009.

Sales, marketing, and investor relations increased for the twelve month period ($79,569 vs. $66,876). Barrier is intent upon developing markets where exterior wall designs are required to accommodate both strength and fire considerations; this is inherently the case in the wild-fire prone areas of the west coast where building for earthquake risks is code mandated.   Sales expenses, therefore, are expected to grow during Fiscal 2010 with the development of both the northern and southern California territories, Oregon, and Colorado – the Northern Pacific region.  While Barrier has always planned business travel to accommodate only “necessary” trips, all business travel is will continue to be pre-approved by a cash flow committee in addition to approval by Barrier’s CEO.

Loss before Other Items.  Loss before other items of ($1,317,948) is being reported for the fiscal period ending June 30, 2010, whereas in the same period in 2009, a net loss of ($582,140) was reported.

The net reported loss for Fiscal 2010 was heavily impacted by the non-cash charge for stock options.  The net loss, however, was also impacted by the lower volume of sales and shipments experienced in this twelve month period as compared both to 2009 and 2008.

Barrier needs to maintain a higher level of sales to support a viable business in the building products industry. Barrier believes that the new strategic partnerships with LP coupled with the MuleHide Agreement will support a much larger sales volume as the economy improves. As LP customers become more aware of LP’s entry into the fire rated sheathing market, shifts will occur in product mix that will improve Barrier’s market share in targeted applications. The revenue generated by the private placement of shares, including the warrants which may be exercised at later dates, will serve to fund the business and cover operating losses that may ensue as the transition to higher volumes occurs over the next few months.

Other items include income and costs not directly related to business operations.  Other income items reported during the period herein include $3,017 in interest income and ($30,615) in foreign exchange loss.  To compare, for the same reporting period last year, interest income was $7,521 and foreign exchange was a negative ($58,088) year-to-date.

Barrier and the Seattle based Pyrotite Corporation successfully negotiated the termination of a technology agreement that had assigned the rights to integrally treated (non-coated) OSB to Pyrotite Corporation. With the assignment of the integrally treated OSB (IPOSB) technology to Pyrotite Corporation an obligation to pay a royalty to Barrier ensued; Pyrotite has been providing quarterly statements for these royalty fees and paying them to Barrier on occasion. The termination of this agreement resulted in a final royalty payment to Barrier of $90,000 that was accounted for as other income during the period.

Interest on Long Term Debt has decreased from $85,838 to $79,921 for the year-to-date reporting period as overall long-term debt continues to decrease.

The regulatory agencies that oversee the reporting functions of publicly traded companies regulate how companies report the costs and revenue associated with the sale of equity (stock) in the company. In March, 2010, Barrier issued, and sold in a private placement, 15 million shares of stock at the price of $0.10 CDN per share. In addition, the purchasers of the shares were awarded the right to buy an additional share (warrant) at $0.15 CDN. As a result of this transaction Barrier is required to report a cost of $935,700 representing a change in the fair value of derivative liabilities in this reporting period (See Note 5).

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the nine most recently completed quarters:

	June 30 2010	Mar 31 2010	Dec 31 2009	Sept 30 2009	Jun 30 2009	Mar 31 2009	Dec 31 2008	Sept 30 2008	June 30 2008
Volume shipped (MSF)	1,496	1,261	1,343	903	1,011	1,085	1,578	2,106	1,891
Total Revenues (000)	$574	$660	$791	$581	$618	$764	$1,123	$1,587	$1,349
Operating Income (000)	($370)	($652)	($101)	($195)	($277)	($211)	($94)	($0)	($143)
Net income (loss) (000)	($117)	($1,883)	($124)	($206)	($346)	($215)	($164)	$6	($134)
EPS (Loss) Per Share	($0.00)	($0.06)	($0.00)	($0.01)	($0.00)	($0.01)	($0.01)	$0.00	($0.01)

Selected Annual Information

The following financial data is for the three most recent years ended June 30:

	2010	2009	2008
Total Revenue	$2,606.3	$4,092.0	$4,878.0
Net income (loss)	(2,330.0)	(719.0)	(808.0)
Per share	(0.07)	(0.02)	(0.03)
Per share, fully diluted	(0.07)	(0.02)	(0.03)
Total assets	5,002.0	4,849.0	5,738.0
Total long-term financial liabilities	774.0	1,205.0	1,145.0
Cash dividends declared per share	Nil	Nil	Nil

New product and market development

New product and market development activities have been curtailed over the past year as a result of reduced sales volume. Barrier anticipates that as the economy improves and strategic partnerships develop, an increase in this activity will transpire.

New product and market development activity during this period has generally been limited to those areas which will allow LP to introduce LP® FlameBlock® into targeted markets such as the Wildland Urban Interface (WUI) zoned properties in California and for fire rated wall assemblies in wood framed commercial buildings. Barrier’s International Code Council Evaluations Services Report (ICC-ES 1365) has been updated and it now includes LP Building Products, Inc. as an “additional listee”. This allows LP to sell their LP® FlameBlock® product in any application originally certified for Blazeguard®, Barrier’s original fire rated sheathing product.

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

Financial position & financings

Barrier ended the period with a working capital deficiency of ($1,742,966), of which ($2,519,600) is a required non-cash fair market value derivative liability related to the outstanding warrants and options issued during the period.

The Company generated negative operating cash flow for the twelve months ended June 30, 2010 of ($366,392) in comparison to ($318,979) for the twelve months ended June 30, 2009.  The net cash outflow from operating activities for the current fiscal period ended was primarily a result of a net loss of ($2,329,567), the non-cash items (stock-based compensation of $500,900 and amortization of $126,816), and an increase in inventory of $58,172.  The Company expects to fund short-term cash needs out of current operations and supplement other short-term needs with the funds raised in the recent private placement that was successfully completed to pay down debt and generate extra working capital.

Investing activities used $23,068 during the year compared with a use of $14,196 during the year ended June 30, 2009. The amount of capital expenditures incurred by the Company has decreased from past years. The Company does not expect any significant additional long-term capital investments in the near future as they recently expanded manufacturing operations with a more efficient automated process that is projected to fulfill mid-term growth needs.  Should a developing strategic alliance create the need for a quick ramp up of production and sales, however, some additional investments in working capital (e.g.; raw materials and finished goods inventory) will be required. In addition, the company has identified some relatively small capital improvement projects specifically targeted on material storage and moving larger amounts of items though the shop on a timely basis. These funds are available, generated by the private placement of stock identified above.

Financing activities resulted in net cash inflow of $1,041,858 in the current period compared to a net cash inflow of $107,472 for the same period last year. Cash generated by financing activities is attributable to a private placement of 15,000,000 equity units undertaken during the year for which the Company raised $1,461,626 ($1,500,000 CDN)

There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, the level of competition or general economic conditions.

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

Current and Future Financing Needs

Having undertaken an equity financing during the year ended June 30, 2010, management of the Company believes it has sufficient cash to operate its business for the fiscal year ended June 30, 2011.  At June 30, 2010, the current cash and cash equivalents total $863,121 and there is currently no available funds to draw on the revolving credit facility. Over the next 12 months, the Company anticipates that the operation of business will produce an average negative monthly operating cash flow of approximately $15,000 for a total of $180,000 for the 2010 fiscal year.  In addition, over the next 12 months, the Company is required to make payments totaling $144,800 in respect of its long-term debt and capital lease obligations and $370,000 in respect of accounts payable outstanding as at June 30, 2010 leaving a cash balance of $168,000 at the end of the fiscal year.

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

•

Costs associated with the research and development activities

•

Costs associated with maintaining property, plant and equipment and intellectual property

Related Party Transactions

During the fiscal period ended June 30, 2010 the Company incurred wages and management fees of $594,064 (of which $181,064 was wages and management fees and $413,000 was share-based compensation) with directors of the Company or private companies with common directors.  The Company paid $173,717 in wages and management fees for the same prior year-to-date.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of June 30, 2010:  44,414,926 common shares at $15,457,697

Issued as of Sept 20, 2010:  44,414,926 common shares at $15,457,697

Options outstanding:

The following summarizes information about stock options outstanding at June 30, 2010:

	Exercise
Number	Price	Expiry Date

250,000	$0.55	August 9, 2010
40,000	$0.09	March 7, 2011
400,000	$0.15 CDN	December 17, 2011
3,640,000	$0.12 CDN	March 18, 2012

4,330,000

During the twelve months ended June 30, 2010, a compensation charge included in Wages and Management Fees associated with the grant of stock options in the amount of $500,900 (2009:  $9,820) was recognized in the financial statements.

Subsequent to June 30, 2010; 250,000 stock options at $0.55 expired unexercised.

At June 30 2010, the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

Exercise
Number	Price	Expiry Date

15,000,000	$0.15 CDN	March 18, 2012

15,000,000

Critical Accounting Estimates

Stock-based Compensation Charge and Expense

As described in Note 2 to the audited annual financial statements, the Company accounts for all stock-based payments and awards under the fair value based method.  This fair value of the stock options is estimated at the date the stock options are granted using the Black-Scholes option-pricing model.  Stock-based payments to non-employees are periodically re-measured until counter-party performance is complete and any change is recognized over the life of the award.  The Company accounts for share purchase options to employees by recording the fair value of the awards on the grant date and the related stock-based compensation expense is recognized over the period in which the options vest.  In addition, this is a non-cash compensation charge and the cash flow effects are realized only at the time of exercise.

Fair Value Measurements

The Company measures the fair value of its assets and liabilities using the fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

During the year ended June 30, 2010, the Company determined that the warrants included in its offering of equity units during the year required bifurcation as derivative liabilities.  The resulting derivative is required to be measured at its their fair value each reporting period.

Other Matters

As at June 30, 2010 the Company did not have any off-balance sheet arrangements to report.

During the reporting period, The Company paid $225,000 on the revolving bank loan facility.  In addition, a payment of $80,000 was made to reduce the term debt.

On January 19, 2010, Barrier and LP® Building Products (LP) executed a 1-year Supply Agreement where Barrier has agreed to provide exclusive fire treatment services for LP on their oriented strand board panel product (OSB). LP is the largest producer of OSB in the world. LP will market and sell the fire treated OSB in North America under their own trade name LP® FlameBlock® Fire-Rated OSB Sheathing. Barrier has agreed not to market or sell Pyrotite™ technology coated wood products under the registered trademark Blazeguard® for as long as the agreement is in place. Current Blazeguard customers, as of January 19, will be referred to LP customer service when they wish to place orders or arrange for shipping schedules. Barrier will provide technical support. Barrier will continue to supply MuleHide FR Deck Panel to MuleHide Products, Inc. under the existing Supply Agreement executed between Barrier and MuleHide in 2004.

LP studied available fire retardant technology for OSB for some time and after an exhaustive review of available technologies, selected Pyrotite™, Barrier’s proprietary and patent protected technology. The Barrier/LP partnership is particularly powerful in that it links the raw manufacturing of the OSB substrate with the company that actually mixes and produces the fire retardant slurry. Barrier and LP believe that not only will LP® FlameBlock® be recognized as the premier fire rated sheathing in the marketplace; it will be priced competitively to alternative products. LP has a strong sales and distribution network all over North America and will be able to leverage this substantial support network in a way that Barrier was never able to do successfully with its relatively small size.

More descriptive details relating to the long-term relationship of LP and Barrier will be reported as they are developed. Presently, however, Barrier and LP agree that moving quickly to establish both a customer base of support and recognition of the product in the builder community is the number one priority. Establishing market share now, while the overall building market is slow, will enable LP® FlameBlock® sales to grow exponentially as the economy improves.

LP’s number one market development priority will be roof and exterior wall applications in the wildfire prone areas of California. LP® FlameBlock®’s inherent attributes of strength enhancement coupled with superior fire protection will help position it as the premier choice for residential and commercial wood framed construction because along the west coast designing for both fire and earthquake protection is required.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INTERNATIONAL BARRIER TECHNOLOGY INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Stated in US Dollars)

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

To the Directors and Stockholders

International Barrier Technology Inc.

We have audited the accompanying consolidated balance sheets of International Barrier Technology Inc. (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Barrier Technology Corp. at June 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 6 to the consolidated financial statements, effective July 1, 2009, the Company changed its method of accounting for certain common stock purchase warrants with the adoption of new guidance on determining whether an instrument is indexed to an entity’s own stock.

/s/ BDO CANADA LLP

Chartered Accountants

Vancouver, Canada

October 4, 2010

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

INTERNATIONAL BARRIER TECHNOLOGY INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2010 and 2009

(Stated in US Dollars)

ASSETS		2010	2009
Current
Cash and cash equivalents		$ 863,121	$ 210,723
Accounts receivable		102,098	179,778
Inventory – Note 3		255,830	314,002
Prepaid expenses and deposits		50,860	46,418

		1,271,909	750,921
Property, plant and equipment – Note 4		3,585,058	3,826,091
Patent, trademark and technology rights– Note 5		145,289	272,105

		$ 5,002,256	$ 4,849,117

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 11		$ 369,457	$ 365,209
Derivative Liability - Notes 6 and 9		2,519,600	-
Current portion of long term debt – Note 7		71,225	60,863
Current portion of obligation under capital leases – Note 8		54,593	53,894
		3,014,875	479,966
Long-term debt – Note 7		484,360	860,597
Obligation under capital leases – Note 8		289,818	344,410

		3,789,053	1,684,973

STOCKHOLDERS’ EQUITY
Common stock – Note 9
Authorized:
100,000,000	common shares without par value
Issued:
44,414,926	common shares (2009: 29,414,926 common shares)	15,457,697	15,079,071
Additional paid-in capital		1,012,052	1,012,052
Accumulated deficit		(15,256,546)	(12,926,979)

		1,213,203	3,164,144

		$ 5,002,256	$ 4,849,117

Commitments – Note 9

APPROVED BY THE DIRECTORS:

“David Corcoran”	Director	“Victor Yates”	Director
David Corcoran		Victor Yates

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended June 30, 2010 and 2009

(Stated in US Dollars)

	2010	2009

Sales	$ 2,606,254	$ 4,091,647

Cost of sales – Note 4	2,530,632	3,514,493

Gross profit	75,622	577,154

Expenses
Accounting and audit fees	84,173	74,537
Consulting fees	6,959	2,255
Filing fees	26,303	18,648
Insurance	71,936	62,399
Impairment provision on trademark and technology rights – Note 5	-	113,746
Interest and bank charges	459	83
Legal fees	80,422	73,631
Loss on settlement of lawsuit – Note 14	-	50,000
Office and miscellaneous	48,619	105,320
Sales marketing and investor relations	79,569	66,876
Telephone	10,850	12,705
Transfer agent fees	8,480	16,005
Wages and management fees – Notes 9 and 11	975,800	563,089

	1,393,570	1,159,294

Loss before other income	(1,317,948)	(582,140)

Foreign exchange loss	(30,615)	(58,088)
Interest and other income – Note 15	93,017	7,521
Interest and penalties	(58,400)	-
Change in fair value of derivative liability – Notes 2 (j),6 and 9	(935,700)	-
Interest on long-term obligations	(79,921)	(85,838)

	(1,011,619)	(136,405)

Net loss for the year	$ (2,329,567)	$ (718,545)

Basic and diluted loss per share	$ (0.07)	$ (0.02)

Weighted average number of shares outstanding	34,017,665	29,414,926

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended June 30, 2010 and 2009

(Stated in US Dollars)

	2010	2009

Operating Activities
Net loss for the year	$ (2,329,567)	$ (718,545)
Items not involving cash:
Depreciation – plant and equipment	264,101	264,122
Amortization – patent, trademark and technology rights	126,816	126,416
Stock-based compensation	500,900	9,820
Settlement of lawsuit	-	50,000
Impairment provision on trademark and technology rights	-	113,746
Change in fair value of derivative liability	935,700	-
Changes in non-cash working capital balances related to operations:
Accounts receivable	77,680	180,639
Inventory	58,172	(20,023)
Prepaid expenses and deposits	(4,442)	12,452
Deferred revenue	-	(7,159)
Accounts payable and accrued liabilities	4,248	(330,447)

	(366,392)	(318,979)

Investing Activities
Purchase of plant and equipment	(23,068)	(14,196)

Financing Activities
Bank loan facility	-	475,000
Issuance of common shares, net of share issue costs	1,461,626	-
Issuance of long-term debt	-	500,000
Repayments on long-term debt	(365,875)	(803,540)
Decrease in obligations under capital lease	(53,893)	(63,988)

	1,041,858	107,472

Increase in cash during the year	652,398	(225,703)

Cash and cash equivalents, beginning of the year	210,723	436,426

Cash and cash equivalents, end of the year	$ 863,121	$ 210,723

Supplementary cash flow information
Cash paid for interest	$ 79,921	$ 85,838

Cash paid for income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

for the years ended June 30, 2010 and 2009

(Stated in US Dollars)

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, June 30, 2008	29,414,926	$ 15,079,071	$ 1,002,232	$ (12,208,434)	$ 3,872,869

Stock-based compensation	-	-	9,820	-	9,820
Net loss for the year	-	-	-	(718,545)	(718,545)

Balance, June 30, 2009	29,414,926	15,079,071	1,012,052	(12,926,979)	3,164,144
Issued for cash pursuant to private placement – at $0.0988	15,000,000	1,482,974	-	-	1,482,974
Less: Proceeds allocated to warrants – Note 6	-	(1,083,000)	-	-	(1,083,000)
Less: Share Issue costs		(21,348)			(21,348)
Net loss for the year	-	-	-	(2,329,567)	(2,329,567)

Balance June 30. 2010	44,414,926	$ 15,457,697	$ 1,012,052	$ (15,256,546)	$ 1,213,203

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Stated in US Dollars)

Note 1

Nature of Operations and Ability to Continue as a Going Concern

The Company develops, manufactures and markets proprietary fire resistant building materials branded as Blazeguard in the United States of America and, as well, the Company owns the exclusive U.S. and international rights to the Pyrotite fire retardant technology.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from issuing promissory notes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

The Company was incorporated under the British Columbia Company Act and is publicly traded on the TSX Venture Exchange in Canada (“TSX-V”) and the OTC Bulletin Board in the United States of America. During the years ended June 30, 2010 and June 30, 2009, the Company had assets in each of Canada and the United States of America and generated sales primarily in the United States of America.

Note 2

Significant Accounting Policies

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuations, asset impairment, derivative liability, stock based compensation and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

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

c)

Inventory

Inventory is valued by management at the lower of FIFO (first-in, first-out) and net realizable value.  In addition, items such as abnormal amounts of idle facility expense, freight, handling and wasted material are recognized as current period charges rather than inventory value.

d)

Plant and Equipment, Trademark and Technology Rights and Depreciation

Plant and equipment and trademark and technology rights are recorded at cost.  Depreciation is provided as follows:

Manufacturing equipment	straight line over estimated useful lives ranging from 5 years to 30 years.
Equipment and furniture	20%- declining balance
Computer equipment	30% - declining balance
Railway spur	4% - declining balance
Equipment under capital lease	20% - declining balance
Building under capital lease	straight line over 20 years
Patent, trademark and technology rights	straight line over 8 years

Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful economic life.

e)

Impairment of Long-Lived Assets

 The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Stated in US Dollars)

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

i)

Basic and Diluted Loss per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options would have an anti-dilutive effect because the Company incurred a net loss during each period presented. The number of shares potentially issuable at June 30, 2010 and 2009 upon exercise or conversion that were not included in the computation of net loss per share totaled 19,330,000 and 1,941,750 respectively

j)

Fair Value Measurements

The book value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, bank loan facility, long-term debt and obligation under capital leases approximate their fair values. The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

j)

Fair Value Measurements – (cont’d)

As at June 30, 2010, the Company’s Level 3 liabilities consisted of the warrants issued in connection with the Company’s offering of equity units in a private placement (Note 6) as well as the transfer in of share purchase options granted to non-employees during the year (Note 9). The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable. A summary of the Company’s Level 3 liabilities for the years ended December 31, 2009 and 2008 is as follows:

	Beginning Fair Value of Level 3 Liabilities		Issuance of Level 3 liabilities – Note 6	Transfers in of Level 3 liabilities – Note 9	Change in fair value of Level 3 liabilities included in earnings	Ending Fair Value of Level 3 Liabilities
For the 12 months ended June 30, 2010	$-		$1,083,000	$31,900	$935,700	$2,050,600

For the 12 months ended June 30, 2009	$-	$		$-	$-	$-

k)

Accounts Receivable and Concentrations of Credit Risk

The Company grants credit to its customers in the normal course of business. Trade receivables are typically non-interest bearing and are initially recorded at cost. Sales to the Company’s recurring customers are generally made on open account terms. Past due status of customer accounts is determined based on how recently payments have been received in relation to payment terms granted. Credit is generally extended based upon an evaluation of each customer’s financial condition, with terms consistent in the industry and no collateral required. Losses from credit sales are provided for in the financial statements and consistently have been within the allowance provided. The allowance is an estimate of the uncollectibility of accounts receivable based on an evaluation of specific customer risks along with additional reserves based on historical and probable bad debt experience. Amounts are written off against the allowance in the period the Company determines that the receivable is uncollectible. The Company has not recorded an allowance for doubtful accounts against its accounts receivable in each of the years ended June 30, 2010 or June 30, 2009. During the year ended June 30, 2010, one customer accounted for 72% and one customer accounted for 16% (2009: one customer accounted for 69%) of the Company’s sales and the balance of accounts receivable from these customers represented 63% of the total accounts receivable as at June 30, 2010 (June 30, 2009: 44%).   The loss of these customers or the curtailment of purchases by such customers could have a material adverse effect on the Company’s financial condition and results of operations.

Currency Risk

The Company holds cash of $858,156 (2009 - $184,032) in Canadian dollars exposing it to a foreign currency exchange risk.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

l)

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104, “Revenue Recognition”, which requires that: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed and determinable, and (iv) collectability is reasonably assured. The Company recognizes revenue when the building supplies have been shipped.

The Company has not disclosed revenues by individual products and services as it impracticable to do.

l)

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, current income taxes are recognized for the estimated income taxes payable for the current year.  Deferred income tax assets and liabilities are recognized in the current year for temporary differences between the tax and accounting basis of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes.  Deferred income tax assets and liabilities are measured using tax rates and laws expected to apply in the years in which those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in operations in the year of change.  A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

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

The Company accounts for the granting of share purchase options to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant.  The fair value of all share purchase options are expensed over their vesting period with a corresponding increase to additional capital surplus.  Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional paid-in capital is recorded as an increase to share capital. Share purchase options granted to employees are accounted for as liabilities when they contain conditions or other  features that are indexed to other than a market, performance or service condition.

The Company uses the Black-Scholes option pricing model to calculate the fair value of share purchase options.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

n)

Derivative Liabilities

ASC 815 (Prior authoritative literature: FAS 133, “Accounting for Derivative Instruments and Hedging Activities”) requires free standing warrants and share purchase options classified as liabilities to be measured at fair value. These instruments are adjusted to reflect fair value at each period end. Any increase or decrease in the fair value are recorded in results of operations as change in fair value of derivative liabilities except for changes in the fair value of employee stock options classified as liabilities being recorded in wages and management fees.

In determining the appropriate fair value, the Company used the Black Scholes pricing model.

o)

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2008, the FASB issued guidance included in ASC 815-10 “Derivatives and Hedging,” which seeks to enhance disclosure about how and why a company uses derivatives; how derivative instruments are accounted for and how derivatives affect a company’s financial position, financial performance and cash flows. This guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815-10 on July 1, 2009 had no material impact on the Company’s financial statements.

In June 2008, the FASB ratified guidance which is now part of ASC 815-40, “Contracts Indexed to the Entity’s Own Equity”. The objective of this issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This Issue applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative instrument or an instrument which may be potentially settled in an entity’s own stock regardless of whether the instrument possess derivative characteristics. This issue provides a two-step approach to assist in making these determinations and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of ASC 815-40 on July 1, 2009 had no material impact on the Company’s financial statements.  As discussed in Note 6, during the year ended June 30, 2010, the Company issued warrants as part of an offering of equity units. These common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

In April 2009, the FASB issued additional disclosure requirements related to fair values, which are included in ASC 820, “Interim Disclosures about Fair Value of Financial Instruments.” The provisions require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The required disclosures were effective for interim reporting periods ending after June 15, 2009. The adoption of the provisions did not have a material impact on the Company’s statements of financial position, results of operations and cash flows.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

o)

Recent Accounting Pronouncements – (cont’d)

Recently Adopted Accounting Pronouncements – (cont’d)

In May 2009, the FASB issued ASC No. 855, “Subsequent Events,” which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. It sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date and up to the date the financial statements are issued. ASC 855 was effective for financial statements issued for interim and annual periods ending after June 15, 2009 and did not have any impact on the Company’s financial statements.

In June 2009, the Financial Accounting Standards Board, or FASB, established the FASB Accounting Standards Codification, or ASC, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. All other accounting literature not included in the ASC is now non-authoritative. The ASC was effective for financial statements issued for interim and annual periods ending after September 15, 2009 and its adoption did not have any impact on the Company’s financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” or ASU 2009-05, which amends ASC 820 to provide clarification of a circumstances in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this ASU did not have an impact on the Company’s financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosures about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and non-recurring Level 2 and Level 3 measurements. Since this new accounting standard only required additional disclosure, the adoption of the standard in the first quarter of 2010 did not impact the Company’s consolidated financial statements. Additionally, effective for interim and annual periods beginning after December 15, 2010, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than one net amount.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

o)

Recent Accounting Pronouncements – (cont’d)

Recent Accounting Pronouncements Not Yet Adopted – (cont’d)

In April 2010, the FASB issued ASU No. 2010-13, “Compensation – Stock Compensation,” or ASU 2010-13, which amends ASC Topic 718 to address the classification of an employee share-based payment award with an exercise price denominated in a currency of a market in which the underlying security trades. Specifically, an employee share-based payment award denominated in a currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition and therefore would not classify the award as a liability if it otherwise qualifies as equity. This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the effect of ASU 2010-13 will have on its financial statements.

Note 3

Inventory

	2010	2009

Raw materials	$ 179,105	$ 164,260
Finished goods	76,725	149,742

	$ 255,830	$ 314,002

Note 4

Property, Plant and Equipment

		2010
		Accumulated
	Cost	Depreciation	Net

Manufacturing equipment	$ 3,444,695	$ 1,075,803	$ 2,368,892
Equipment and furniture	33,194	31,100	2,094
Computer equipment	30,032	27,823	2,209

	3,507,921	1,134,726	2,373,195

		2010
		Accumulated
	Cost	Depreciation	Net

Assets under capital lease

Equipment	69,696	31,277	38,419
Land	54,498	-	54,498
Building	1,877,801	809,769	1,068,032
Railroad spur	94,108	43,194	50,914

	2,096,103	884,240	1,211,863

	$ 5,604,024	$ 2,018,966	$ 3,585,058

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Stated in US Dollars)

Note 4

Property, Plant and Equipment – (cont’d)

		2009
		Accumulated
	Cost	Depreciation	Net

Manufacturing equipment	$ 3,422,720	$ 907,283	$ 2,515,437
Equipment and furniture	33,194	28,664	4,530
Computer equipment	28,938	25,530	3,408

	3,484,852	961,477	2,523,375

		2009
		Accumulated
	Cost	Depreciation	Net
Assets under capital lease

Equipment	69,696	24,317	45,379
Land	54,498	-	54,498
Building	1,877,802	729,645	1,148,157
Railroad spur	94,108	39,426	54,682

	2,096,104	793,388	1,302,716

	$ 5,580,956	$ 1,754,865	$ 3,826,091

During the year ended June 30, 2010, the Company recorded depreciation expense of $264,101 (2009: $264,122) on its property, plant and equipment. This amount is included in cost of sales in the Statement of Operations

Depreciation of assets under capital leases included in amortization expense for the year ended June 30, 2010 was $90,852 (2009:  $85,147).

Note 5

Patent, Trademark and Technology Rights

	2010	2009

Trademark and technology rights – at cost	$ 1,000,000	$ 1,000,000
Patent – at cost	24,104	24,104
	1,024,104	1,024,104
Less: Accumulated amortization	(765,069)	(638,253)
Impairment provision	(113,746)	(113,746)

	$ 145,289	$ 272,105

During the year ended June 30, 2009, as a result of adverse changes in the business environment in which the Company operates and as a result of continuing operating losses, an impairment analysis was performed on its trademark and technology rights. The impairment analysis consisted of comparing the estimated undiscounted cash flows associated with these rights to their carrying value and’ as a result, the Company recorded an impairment provision of $113,746.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Stated in US Dollars)

Note 6

Warrant Liability

During the year ended June 30, 2010, the Company sold 15,000,000 units at $ 0.10 CDN per unit for total proceeds of $1,482,974 ($1,500,000 CDN). Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $CDN 0.15 for a period of two years. Upon the adoption of the guidance in ASC 815-40-15 which became effective for the fiscal year that commenced July 1, 2009, the Company recorded the warrants issued as derivative liabilities due to their exercise price being denominated in a currency other than the Company’s US dollar functional currency.

The warrant liability is accounted for at its respective fair values as follows:

	2010	2009

Fair value of warrant liability, at issuance	$ 1,083,000	$ -
		-
Change in fair value of warrant liability for the period	927,000	-

Fair value of warrant liability at June 30, 2010	$ 2,010,000	$ -

The Company used the Black-Scholes model to estimate the fair value of the warrants with the following assumptions:

	At June 30, 2010	At date of issuance

Expected life (years)	1.72	2.0
Risk-free interest rate	0.32%	0.92%
Expected volatility	145.84%	145.84%
Expected dividend yield	0.0%	0.0%

The warrant liability will be revalued at the end of each reporting period with the change in fair value of the derivative liability recorded as a gain or loss in the Company’s Consolidated Statements of Operations. The fair value of the warrants will continue to be classified as a liability until such time as they are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as a liability.

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

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Stated in US Dollars)

Note 7

Long-term Debt

	2010	2009

Revolving bank loan facility in the amount of $500,000 bearing interest at 7.5% per annum and secured by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The balance was due on August 1, 2010.

	$ 250,000	$ 475,000

Term bank loan facility in the amount of $500,000 bearing interest at 7% per annum and secured by a second charge over the real estate. The facility is being amortized over 7 years with fixed monthly blended payments of principal and interest totaling $7,550 and has a balloon payment due July 1, 2012.	305,585	446,460
	555,585	921,460
Less: Current portion	71,225	60,863
	$ 484,360	$ 860,597

During the year ended June 30, 2009, the terms of the revolving bank facility were modified to include a $500,000 capital loan being amortized by the bank over a 7-year period and which is secured by building, property and equipment.  Additionally, the bank provided a $500,000 credit facility as an operating line of credit from which the Company has drawn $250,000 as at June 30, 2010

Subsequent to June 30, 2010 and prior to the issuance of the financial statements, the Company amended the terms of the revolving bank facility to extend the maturity date to September 1, 2011, to reduce the annual interest rate to 6.75% and to amend the limit on the bank facility to $250,000. Thus, in accordance with ASC 470-10-45, the Company has classified the revolving bank facility as a long-term liability as at June 30, 2010.

Future principal payments required on long-term debt are as follows:

2011	$ 71,225
2012	326,345
2013	158,015

$ 555,585

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Stated in US Dollars)

Note 8

Obligation under Capital Leases

Future minimum annual lease payments on the obligation under capital leases are as follows:

2011	$ 73,621
2012	73,621
2013	73,621
2014	73,621
2015	73,621
2016	36,813
Thereafter	-

404,918
Less: amount representing interest	(60,507)

344,411
Less: current portion	(54,593)

Long-term portion	$ 289,818

The capital leases bear interest at various rates from 4.75% to 6% per annum.

Interest on capital leases included in interest on long-term debt for the year ended June 30, 2010 was $22,161 (2009:  $25,469).

Note 9

Common Stock

a)

Escrow:

At June 30, 2010, there are 48,922 (2009 – 48,922) common shares held in escrow by the Company’s transfer agent, the release which is subject to the approval of the regulatory authorities. As at June 30, 2010, all of these shares held in escrow are issuable but the Company has yet to request their release.  These shares have been included in the computation of net loss per share.

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

June 30, 2010 and 2009

(Stated in US Dollars)

Note 9

Common Stock – (cont’d)

b)

Commitments: - (cont’d)

Stock-based Compensation Plan – (cont’d)

A summary of the status of the Company’s share purchase option plan as of June 30, 2010 and 2009 and changes during the years ending on those dates is presented below:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value

Outstanding, June 30, 2008	2,107,550	$0.57	$ -
			-
Granted	40,000	$0.09	-
Expired	(149,550)	$0.55	-
Forfeited	(56,250)	$0.45	-

Outstanding, June 30, 2009	1,941,750	$0.56	$ 2,400

Granted	4,040,000	$0.12 CDN	$ -
Expired	(1,601,750)	$0.65	-
Forfeited	(50,000)	$0.45	-

Outstanding June 30, 2010	4,330,000	$0.12	$ 293,553

Exercisable, June 30, 2010	3,920,000	$0.14

Exercisable, June 30, 2009	1,839,250	$0.57

The following summarizes information about share purchase options outstanding as at June 30, 2010:

	Exercise		Remaining
Number	Price	Expiry Date	Contractual Life

250,000	$0.55	August 9, 2010	.11 years
40,000	$0.09	March 7, 2011	.68 years
400,000	$0.15 CDN	December 17, 2011	1.5 years
3,640,000	$0.12 CDN	March 18, 2012	1.72 years
4,330,000

The weighted-average grant date fair value of options granted during the years 2010 and 2009 was $0.11 and $0.11 respectively. Subsequent to June 30, 2010, the 250,000 stock options exercisable at $0.55 until August 9, 2010 expired unexercised.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Stated in US Dollars)

Note 9

Common Stock – (cont’d)

b)

Commitments: - (cont’d)

Stock-based Compensation Plan – (cont’d)

During the year ended June 30, 2010, the Company granted a total of 4,040,000 share purchase options to various directors, employees and consultants that are exercisable in Canadian dollars whereas the functional currency of the Company is the US dollar.

Non-Employee Share Purchase Options

In accordance with the guidance of ASC 815-40-15, stock options granted to non-employees with exercise prices that are not denominated in the functional currency of the Company are determined not to be indexed to the Company’s stock and are required to be accounted for as derivative liabilities in accordance with ASC 815 “Derivatives and Hedging”.

The non-employee share purchase option liabilities are accounted for at their respective fair values and are summarized as follows:

	2010	2009

Fair value of non-employee options, at issuance	$ 31,900	$ -
		-
Change in fair value of non-employee options for the period	8,700	-

Fair value of non-employee options at June 30, 2010	$ 40,600	$ -

The non-employee options are required to be revalued with the change in fair value of the liability recorded as a gain or loss on the change of fair value of derivative liability and included in other items in the Company’s Consolidated Statements of Operations at the end of each reporting period. The fair value of the options will continue to be classified as a liability until such time as they are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as a liability.

Employee Share Purchase Options

Share options granted to employees during the year ended June 30, 2010 that are exercisable in Canadian dollars are accounted for as liabilities because these option awards contain a condition that is other than a market, performance or service condition.

The share purchase option liabilities are accounted for at their respective fair values and are summarized as follows:

	2010	2009

Fair value of option liabilities, at issuance	$ 368,500	$ -
		-
Change in fair value of employee options for the period	100,500	-

Fair value of option liabilities at June 30, 2010	$ 469,000	$ -

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Stated in US Dollars)

Note 9

Common Stock – (cont’d)

b)

Commitments: - (cont’d)

Stock-based Compensation Plan – (cont’d)

Employee Share Purchase Options – (cont’d)

The employee share options that are classified as liabilities are required to be revalued with the change in fair value of the liability included in Wages and Management fees in the Company’s Consolidated Statements of Operations at the end of each reporting period. The fair value of the options will continue to be classified as a liability until such time as they are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as a liability.

Stock-based compensation charges have been determined under the fair value method using the Black-Scholes option pricing model with the following weighted average assumptions:

	2010	2009

Expected dividend yield	0.0%	0.0%
Expected volatility	145.84%	174%
Risk-free interest rate	0.41%	2.02%
Expected term in years	1.95 years	1.61 years

Stock-based compensation amounts are classified in the Company’s Statement of Operations as follows:

	2010	2009

Wages and management fees	$ 500,900	$ 9,820

A summary of changes in the Company’s unvested stock options for the years ended June 30, 2010 and 2009 is presented below:

	2010		2009

		Weighted		Weighted
	Number of	Average Grant Date	Number of	Average Grant Date
	Options	Fair Value	Options	Fair Value

Outstanding, beginning of year	102,500	$0.09	237,500	$0.08
Granted	4,040,000	$0.11	40,000	$0.11
Expired	(60,000)	$0.09	-	-
Forfeited	(12,500)	$0.09	(56,250)	$0.08
Vested	(3,660,000)	$0.11	(118,750)	$0.07

Outstanding, end of year	410,000	$0.13	102,500	$0.09

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Stated in US Dollars)

Note 9

Common Stock – (cont’d)

b)

Commitments: - (cont’d)

Stock-based Compensation Plan – (cont’d)

Warrants

At June 30, 2010, the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

Exercise
Number	Price	Expiry Date

15,000,000	$0.15 CDN	March 18, 2012

Note 10

Research and Development Costs

Research and development expense, included in cost of sales, consists of the following for the years ended June 30, 2010 and 2009.

	2010	2009

Testing services	$ 35,901	$ 17,091

Note 11

Related Party Transactions

The Company was charged the following amounts by directors or private companies with common directors during the years ended June 30, 2010 and 2009:

	2010	2009

Wages and management fees	$ 181,064	$ 173,717
Share-based compensation	413,000	-
	$ 594,064	$ 173,717

Included in accounts payable and accrued liabilities is $3,634 (2009: $2,937) owing to a director of the Company.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Stated in US Dollars)

Note 12

Income Taxes

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	2010	2009

Net operating losses	$ 1,566,000	$ 1,289,000
Property, plant and equipment	(113,000)	(115,000)
Stock option deduction	45,000	-
Expenses not currently deductible	10,000	3,000
Valuation allowance	(1,508,000)	(1,177,000)

Net deferred tax assets	$ -	$ -

The provision for income taxes differ from the amount established using the statutory income tax rate as follows:

	June 30,	June 30,
	2010	2009

Income tax benefit at statutory rate	$ (676,000)	$ (216,000)
Foreign income taxed at foreign statutory rate	(35,000)	(11,000)
Expiry of losses	9,000	8,000
Change in fair value of derivative liability	271,000	-
Stock-based compensation	87,000	-
Effect of foreign exchange and other	(18,000)	211,000
Effect of reduction in tax rates	31,000	12,000
Increase (decrease) in valuation allowance	331,000	(4,000)0

Deferred income tax recovery	$ -	$ -

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the future tax asset has been established at both June 30, 2010 and June 30, 2009.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Stated in US Dollars)

Note 12

Income Taxes – (cont’d)

As at June 30, 2010, the Company had estimated net operating loss carry-forwards available to reduce taxable income in future years, which were incurred in the United States and Canada as follows:

	United States	Canada	Total

2014	$ -	$ 81,000	$ 81,000
2015	-	161,000	161,000
2017	277,000	-	277,000
2018	259,000	-	259,000
2019	194,000	-	194,000
2020	146,000	-	146,000
2021	208,000	-	208,000
2022	134,000	-	134,000
2023	32,000	-	32,000
2024	134,000	-	134,000
2026	-	173,000	173,000
2027	331,000	207,000	538,000
2028	848,000	176,000	1,024,000
2029	493,000	188,000	681,000
2030	748,000	106,000	854,000

	$ 3,804,000	$ 1,092,000	$ 4,896,000

Uncertain Tax Positions

The Company has adopted certain provisions of ASC 740, “Income Taxes” (previously reported as  FIN 48 “Accounting for Uncertainty in Income Taxes”), which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. The provisions also provide guidance on the de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.  The Company’s tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until respective statute of limitation.  The Company currently has no tax years under examination. The Company is subject to tax examinations by tax authorities for all taxation years commencing after 2003.

At June 30, 2010, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

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

June 30, 2010 and 2009

(Stated in US Dollars)

Note 13

Segmented information and sales concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials. Substantially all of the Company’s revenues and long-term assets are located in the United States.

Note 14

Loss on Settlement of Lawsuit

During the year ended June 30, 2009, the Company reached a settlement in a lawsuit initiated by a plaintiff for defective building materials by agreeing to pay the plaintiff an amount of $50,000.

Note 15

Interest and Other Income

Interest and other income includes an amount of $90,000 in respect of funds received from Pyrotite Corporation (“Pyrotite”) as final mediated settlement of a dispute over an agreement between Pyrotite and the Company to share revenues earned from the sale of products utilizing a fire retardant technology. In addition to the payment, Pyrotite agreed to convey all of its right, title and interest in the technology to the Company.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of June 30, 2010, and has concluded the disclosure controls and procedures were ineffective as discussed in greater detail below.  As of the date of this filing, the Company is still in the process of remediating such material weaknesses in its internal controls and procedures.

(b)  Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of its internal control over financial reporting as of June 30, 2010.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, management with the participation of our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2010, due to the existence of a significant deficiency constituting a material weakness, as described in greater detail below.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In light of this material weakness, the Company performed additional post-closing procedures and analyses in order to prepare the consolidated financial statements included in this report. As a result of these procedures, the Company believes its consolidated financial statements included in this report present fairly, in all material respects, the financial position, results of operations and cash flows for the year ended June 30, 2010.

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

Material Weaknesses Identified

In connection with the preparation of the consolidated financial statements for the year ended June 30, 2010, management identified the following material weakness in internal control:

Our company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters.  Management corrected any errors prior to the release of our company’s June 30, 2010 financial statements.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2011 assessment of the effectiveness of our internal control over financial reporting.

We are in the process of designing and implementing additional remediation measures for the material weakness described in this annual report. Such remediation entails enhancing the training and oversight of the accounting personnel responsible for non-routine transactions involving complex accounting matters.  In addition, we intend to engage the services of an independent consultant with sufficient expertise in income tax and complex US GAAP matters to assist us in the preparation of our financial statements.

(c)  Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of our fiscal year ended June 30, 2010 that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

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

August 31, 2010

_______________________________________________________________________________

_______________________________________________________________________________

                                                                        Date of

                                                                          First

                                                                    Election or

Name                       Position                        Age      Appointment

David J. Corcoran (1)(2)   CFO/Director                     62        July 1986

Michael D. Huddy (3)       President/CEO/Director           58    February 1993

Lindsey Nauen (4)          Corporate Secretary              58    December 2003

Craig Roberts (1)(5)       Director                         37      August 2006

Victor A. Yates (1)        Director                         64    November 1987

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

Board Meetings and Committees; Annual Meeting Attendance

During Fiscal 2010, the Board of Directors held four regularly scheduled meetings, and eight special and telephone meetings.  For various reasons, Board members may not be able to attend a Board meeting; all Board members are provided information related to each of the agenda items before each meeting, and, therefore, can provide counsel outside the confines of regularly scheduled meetings.  No director attended fewer than 75% of the aggregate of: (1) the total number of meetings of the Board of Directors, while he was a Director; and (2) the total number of meetings of committees of the Board of Directors on which the director served.  Directors are encouraged to attend annual meetings of our stockholder; all of the directors attended the 2010 annual shareholders meeting.

The attendance records of our Board members during Fiscal 2010 were:

Name	Board of Director Meetings	Audit Committee Meetings
David Corcoran	5 of 5	12 of 12
Michael Huddy	5 of 5
Craig Roberts	3 of 5	12 of 12
Victor Yates	5 of 5	12 of 12

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

Audit Committee

The Company has an Audit Committee, which recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company’s audits, the Company’s internal accounting controls, and the professional services furnished by the independent auditors to the Company.  The current members of the Audit Committee are: David Corcoran, Craig Roberts (independent) and Victor Yates (independent).  The Audit Committee met monthly in Fiscal 2010 and has met three times during Fiscal 2011-to-date.

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

Further, Directors’ attendance at Annual Meetings can provide shareholders with an opportunity to communicate with Directors about issues affecting the Company.  The Company does not have a policy regarding director attendance, but all Directors are encouraged to attend the Annual Meeting of Shareholders.  All of our directors attended our Annual Meeting in November 2009.

ITEM 11.  EXECUTIVE COMPENSATION

Director Compensation

The Company compensates Directors for their service in their capacity as Directors, $750 per physical meeting.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During Fiscal 2010/2009/2008, Directors were paid $13,500 $6,795, and $10,571 for attending meetings, respectively. During the year ended June 30, 2010, each of David Corcoran, Mike Huddy and Vic Yates were 800,000 common share purchase options. As well, Craig Roberts, as part of the same grant was awarded 550,000 share purchase options. All of these options granted to the directors are exercisable in Canadian currency which required them to be recorded as liabilities due to their exercise price being denominated in a currency other than the functional currency of the Company.

However, during Fiscal 2007, the Company granted 250,000 “below-market” stock options to Craig Roberts, a Director of the Company; resulting in $32,500 in “compensation”.

Executive Officer Compensation

The following table sets forth the summary of compensation earned during Fiscal 2007 through Fiscal 2010 by the Company’s Chief Executive Officer and its other named Executive Officers.  The following table excludes Directors’ Fees paid to Executive Officers who are also Directors; refer to Table No. 6.

Table No. 5
Summary Compensation Table
Executive Officers
Name and Principal Positions	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Comp.	TOTAL
Michael Huddy President/CEO	2010 2009 2008	$124,500 $120,577 $125,526	Nil Nil Nil	Nil Nil Nil	$88,000 $nil $13,500	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$212,500$120,577 $139,026
David Corcoran Administrator/CFO	2010 2009 2008	$50,000 $45,731 $49,546	Nil Nil Nil	Nil Nil Nil	$88,000 $nil $13,500	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$138,000 $45,731 $63,046
Lindsey Nauen Corporate Secretary	2010 2009 2008	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$Nil $Nil $3,500	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$Nil $Nil $3,500

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

_________________________________________________________________________________________

_________________________________________________________________________________________

Director Compensation

The following table sets forth the summary of compensation earned during Fiscal 2007 through Fiscal 2010 by the Company’s Directors.  For Executive Officers who are also Directors, this table includes only Directors Fees; refer to Table No. 5 for all other compensation for them.

Table No. 6
Summary Compensation Table
Directors
Director Name	Fiscal Year	Fees Earned or Paid In Cash	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Comp.	TOTAL
David Corcoran	2010 2009 2008	$3,750 $3,000 $2,279	Nil Nil Nil	$88,000 Nil $13,500	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$91,750 $3,000 $15,779
Michael Huddy (1)	2010 2009 2008	$5,250 $3,000 $4,500	Nil Nil Nil	$88,000 Nil $13,500	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$93,250 $3,000 $18,000
Craig Roberts	2010 2009 2008	$2,250 $3,000 $1,513	Nil Nil Nil	$60,500 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$62,750 $3,000 $1,513
Victor Yates	2010 2009 2008	$3,750 $3,000 $2,279	Nil Nil Nil	$88,000 Nil $13,500	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$91,750 $3,000 $15,779

 (1) $2,250 of Director’s Fees paid in Fiscal 2008 to Michael Huddy were earned, but not paid in the previous year.  $1,500 of Director’s Fees paid in Fiscal 2010 to Michael Huddy were earned, but not paid in the previous year.

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

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended June 30, 2010, no Compensation Committee interlocks existed between the Company and any other entity, meaning none of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or Board of Directors of any other entity that has one or more executive officers serving as a member of our Board of Directors or compensation committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the CD&A contained in this proxy statement.  Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the CD&A be included in our annual report on Form 10-K for the fiscal year ended June 30, 2010 and the Board of Directors approved that recommendation.

SIGNED
Compensation Committee /s/ David Corcoran (Chief Financial Officer/Director) /s/ Martin Lizt (independent) /s/ Craig Roberts (independent)

Stock Options

The Company grants stock options to Directors, Executive Officers and employees/consultants; refer to ITEM #11, “Stock Options” and Tables 5/6/7/8/9.

Stock Options Granted/Expired During The Most Recently Completed Fiscal Year

During the most recently completed fiscal year, the following incentive stock options were granted to Executive Officers, Directors, employees/consultants.  The Company has no equity or non-equity incentive plans.  1,319,400 stock options previously granted to Executive Officers and Directors were cancelled, forfeited, or expired un-exercised; and 332,350 stock options previously granted to employees and/or consultants were cancelled, forfeited, or expired un-exercised.

Table No. 7
Grants of Plan-Based Awards During Fiscal 2010 Ended 6/30/2010
Name	Grant date	All other Stock awards: Number of shares of stock or units (#)	All other Option awards: Number of Securities Underlying Options (#)	Exercise or base price of option awards ($/Sh)	Grant date Fair value of stock and option awards
Directors	3/18/2010	Nil	2,950,000	$0.12CDN	$0.19CDN
Employees/Consultants	3/18/2010	Nil	690,000	$0.12CDN	$0.19CDN
Consultants	6/17/2010	Nil	400,000	$0.15CDN	$0.20CDN

Columns (c) through (h) have been omitted since the Company has no equity or non-equity incentive plans.

_______________________________________________________________________________

_______________________________________________________________________________

Outstanding Equity Awards at Fiscal Year-End

The following table gives certain information concerning unexercised stock options; common stock that has not vested; and equity incentive plan awards for Executive Officers, Directors, Employees/Consultants outstanding as of the end of Fiscal 2010 Ended 6/30/2010.

Table No. 8
Outstanding Equity Awards at Fiscal Year-End
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Michael Huddy	800,000	Nil	Nil	$0.12CDN	3/18/2012
David Corcoran	800,000	Nil	Nil	$0.12CDN	3/18/2012
Victor Yates	800,000	Nil	Nil	$0.12CDN	3/18/2012
Craig Roberts	250,000 550,000	Nil Nil	Nil Nil	$0.55 $0.12CDN	8/09/2010 3/18/2012

Columns (g) through (j) have been omitted since the Company has not granted any stock. awards.

_________________________________________________________________________________________

_________________________________________________________________________________________

Option Exercises and Stock Vested

During Fiscal 2010 ended 6/30/2010, there were no exercises of stock options and the Company made no stock awards.

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

Change of Control Remuneration

The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2010 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Executive Officer.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

We have no long-term incentive plans.

The following table summarizes certain information regarding our equity compensation plan as at June 30, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Equity compensation plans approved by security holders	4,330,000	$0.14	111,493

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	4,330,000	$0.14

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

August 31, 2010

______________________________________________________________________________

Title                                              Amount and Nature   Percent

   of                                                  of Beneficial        of

Class    Name/Address of Beneficial Owner                  Ownership   Class #

------------------------------------------------------------------------------

Common   Carl Marks Group (1)                              8,398,295     18.9%

------------------------------------------------------------------------------

Common   Michael Huddy (2)                                 2,730,260      6.0%

Common   David Corcoran (3)                                1,935,685      4.4%

Common   Victor Yates (4)                                  1,229,772      2.8%

Common   Craig Roberts (5)                                 1,350,000      3.0%

Total Directors/Officers                                   7,245,717     16.3%

TOTAL 5% and Directors/Officers                           15,644,012     34.9%

------------------------------------------------------------------------------

(1) Carl Marks IB LLC, Carl Marks & Co. Inc., and Martin Lizt are collectively deemed to be a “Group” within the meaning of Section 13(g)(3) of the Securities Exchange Act of

    1934, as amended.  Carl Marks IB LLC is a partnership of Carl Marks & Co. LP and Martin

    Lizt. Andrew M. Boas and Robert Speer of New York, Limited Partners in Carl Marks & Co.

    LP, exercise direction/control over Carl Marks IB LLC.  Carl Marks & Co. LP is a limited partnership of 18 partners.  Carolyn Marks Blackwood and Linda Marks Katz are the two greater than 10% holders of the partnership.  Included for Martin Lizt are 300,000 currently exercisable warrants,  and 250,000 currently exercisable stock options.

(2) 800,000 represent currently exercisable stock options and 350,000 represent currently exercisable warrants.

(3) 800,000 represent currently exercisable stock options.

    954,287 shares/options (above) held indirectly through Corcoran

    Enterprises Ltd., a private company controlled by Mr. Corcoran.

    42,807 shares are escrowed and contingently cancelable where release is controlled by

    Canadian regulatory authorities. The escrow shares are currently eligible for to be released to Mr. Corcoran but the Company has yet to request this release.

    Excludes 1,986,434 shares owned by family members, where he disavows beneficial interest and does not have voting or disposition control.

(4) 800,000 represent currently exercisable stock options.

    429,772 shares/options (above) held indirectly through Continental Appraisal Ltd., a private company controlled by Mr. Yates.

    6,115 shares are escrowed and contingently cancelable where release is controlled by

    Canadian regulatory authorities

    Excludes 1,751,551 shares owned by family members, where he disavows beneficial interest and does not have voting or disposition control.

(5) Included are 400,000 currently exercisable warrants and 550,000 currently exercisable stock options. Excludes 600,000 shares owned by family members, where he disavows beneficial interest and does not have voting or disposition control.

# Based on 44,414,926 shares outstanding as of 8/31/2010.

______________________________________________________________________________

______________________________________________________________________________

Escrowed Common Shares

On 5/15/1987, the Company issued 296,500 shares of “Principal Escrow” common stock at CDN$0.01 per share.  Effective 11/24/2004, 124,530 of these shares were cancelled and returned to the treasury.  48,922 of these shares are still escrowed and outstanding.  On 8/31/2010, these are held:

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

September 15, 2010

_____________________________________________________________________________

                            Number of Shares of    US$

                                         Common    Exer.       Grant  Expir’n

Name                                      Stock    Price        Date     Date

-----------------------------------------------------------------------------

David Corcoran                          800,000    $0.12CDN  3/18/10  3/18/12

Victor Yates                            800,000    $0.12CDN  3/18/10  3/18/12

Michael Huddy                           800,000    $0.12CDN  3/18/10  3/18/12

Craig Roberts                           550,000    $0.12CDN  3/18/10  3/18/12

Subtotal Officers/Directors           2,950,000

Consultant (1)                           40,000    $0.09     3/11/09  3/11/11

Consultant (2)                          400,000    $0.15CDN  6/17/10 12/17/11

Employees/Consultants                   690,000    $0.12CDN  3/18/10  3/18/12

Total Officers/Directors/Employees    4,080,000

-----------------------------------------------------------------------------

(1)

25% of the options vest every six months following grant date.

(2)

1/12 of the options vest every month following grant date.

_____________________________________________________________________________

_____________________________________________________________________________

Share Purchase Warrants

As of 8/31/2010, 15,000,000 share purchase warrants at $0.15CDN were outstanding with an expiry date of 3/15/2012.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Corcoran, Administrator/CFO/Director

Mr. Corcoran is compensated for his managerial services to the Company indirectly through Corcoran Enterprises Ltd., a private company controlled by Mr. Corcoran.  During Fiscal 2010/2009, $50,000 and $43,179 were paid/accrued to Corcoran Enterprises Ltd., respectively.

Other than described above, there have been no transactions since 6/30/2009, or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional accounting services were rendered by BDO Dunwoody LLP for Fiscal 2009 and Fiscal 2008.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements incurred in the fiscal years ended 6/30/2010 and 6/30/2009 were $74,492 and $61,329, respectively.

Audit Related Fees

The Company incurred no fees during fiscal years ended 6/30/2010 and 6/30/2009.

Tax Fees

The Company incurred tax fees of $2,392 and $nil during fiscal years ended 6/30/2010 and 6/30/2009 for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

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

International Barrier Technology Inc. --– SEC File #000-20412

Registrant

Dated: October 7, 2010 By /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: October 7, 2010 By /s/ David Corcoran
David Corcoran, CFO/Director