Form 10-Q
period 2010-09-30
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2010-11-15
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 10/31/2010: 44,414,926 Common Shares w/o par value

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Stated in US Dollars)

(Unaudited)

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED BALANCE SHEETS

September 30, 2010 and June 30, 2010

(Stated in US Dollars)

	September 30,	June 30,
ASSETS	2010	2010

Current
Cash and cash equivalents	$ 804,023	$ 863,121
Accounts receivable	104,596	102,098
Inventory	208,491	255,830
Prepaid expenses and deposits	57,224	50,860

	1,174,334	1,271,909
Property, plant and equipment	3,523,055	3,585,058
Patent, trademark and technology rights	114,085	145,289

	$ 4,811,474	$ 5,002,256

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 387,040	$ 369,457
Derivative Liability	2,294,231	2,519,600
Current portion of obligation under long term debt	322,507	71,225
Current portion of obligation under capital leases	55,322	54,593

	3,059,100	3,014,875
Long-term debt	215,792	484,360
Obligation under capital leases	277,107	289,818

	3,551,999	3,789,053

STOCKHOLDERS’ EQUITY

Common stock
Authorized:
100,000,000 common shares without par value
Issued:
44,414,926 common shares (June 30, 2010: 44,414,926 common shares)	15,457,697	15,457,697
Additional paid-in capital – stock-based compensation	1,012,052	1,012,052
Accumulated deficit	(15,210,274)	(15,256,546)

	1,259,475	1,213,203

	$ 4,811,474	$ 5,002,256

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

for the three months ended September 30, 2010 and 2009

(Stated in US Dollars)

(Unaudited)

	Three months ended
	September 30,
	2010	2009

Sales	$ 879,269	$ 581,480
Cost of goods sold	795,621	549,712

Gross profit	83,648	31,768

Expenses
Accounting and audit fees	32,301	40,576
Consulting fees	(2,900)	-
Filing fees	1,071	-
Insurance	27,063	22,147
Interest and bank charges	177	36
Legal fees	10,026	7,918
Office and miscellaneous	12,614	12,338
Sales, marketing, and investor relations	72,895	2,911
Telephone	3,044	2,232
Transfer agent fees	-	3,705
Travel, promotion and trade shows	12,775	4,426
Wages and management fees	84,024	131,014

	253,090	227,303

Loss before other items	(169,442)	(195,535)

Foreign exchange and other	14,474	11,950
Interest on long term debt	(14,760)	(22,055)
Change in fair value of derivative liability	216,000	-

Net income (loss) and comprehensive income (loss) for the period	$ 46,272	$ (205,640)

Basic and diluted loss per share	$ 0.00	$ 0.01

Weighted average number of shares outstanding	44,414,926	29,414,926

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended September 30, 2010 and 2009

(Stated in US Dollars)

(Unaudited)

	Three months ended
	September 30,
	2010	2009

Operating Activities
Net income (loss) for the period	$ 46,272	$ (205,640)
Changes not involving cash:
Amortization – plant and equipment	66,575	65,907
– trademark and technology costs	31,204	31,604
Stock-based compensation – wages and management fees	(33,500)	-
– consulting fees	(2,900)	-
– investor relations fees	27,031	-
Change in fair value of derivative liability	(216,000)	-
Changes in non-cash working capital:
Accounts receivable	(2,498)	67,751
Prepaid expenses	(6,364)	19,220
Inventory	47,339	57,393
Accounts payable and accrued liabilities	17,583	(55,942)

Cash provided by operations	(25,258)	(19,707)

Investing Activity
Acquisition of plant and equipment	(4,572)	-

Financing Activities
Repayments on long-term debt	(17,286)	(14,753)
Decrease in obligations under capital lease	(11,982)	(13,727)

Cash provided by (used in) financing activities	(29,268)	(28,480)

Change in cash and cash equivalents during the period	(59,098)	(48,187)

Cash and cash equivalents, beginning of the period	863,121	210,723

Cash and cash equivalents, end of the period	$ 804,023	$ 162,536

Supplementary cash flow information:
Cash paid for:
Interest	$ 14,760	$ 22,055

Income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period ended September 30, 2010

(Stated in US Dollars)

(Unaudited)

	Common Stock		Additional
	Issued		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2009	29,414,926	15,079,071	1,012,052	(12,926,979)	3,164,144
Issued for cash pursuant to private placement – at $0.0988	15,000,000	1,482,974	-		1,482,974
Less: Proceeds allocated to warrants	-	(1,083,000)	-	-	(1,083,000)
Less: Share Issue Costs	-	(21,348)	-	-	(21,348)
Net loss for the year	-	-	-	(2,329,567)	(2,329,567)

Balance, June 30, 2010	44,414,926	15,457,697	1,012,052	(15,256,546)	1,213,203

Net loss for the period	-	-	-	46,272	46,272

Balance, September 30, 2010	44,414,926	$ 15,457,697	$ 1,012,052	$ (15,210,274)	$ 1,259,475

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Stated in US Dollars)

(Unaudited)

Note 1

Nature of Operations and Ability to Continue as a Going Concern

The Company develops, manufactures and markets proprietary fire resistant building materials branded as Blazeguard in the United States of America and, as well, the Company owns the exclusive U.S. and international rights to the Pyrotite fire retardant technology.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2010 the Company had an accumulated deficit of $15,210,274 (June 30, 2010 - $15,256,546) since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from bank financing. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

The Company was incorporated under the British Columbia Company Act and is publicly traded on the TSX Venture Exchange in Canada (“TSX-V”) and the OTC Bulletin Board in the United States of America.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the year ended June 30, 2010. The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending on June 30, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Stated in US Dollars)

(Unaudited)

Note 2

Significant Accounting Policy

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

As at September 30, 2010, the Company’s Level 3 liabilities consisted of the warrants issued in connection with the Company’s offering of equity units in a private placement and share purchase options granted to non-employees. The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable. A summary of the Company’s Level 3 liabilities for the three months ended September 30, 2010 and the 12 months ended June 30, 2010 is as follows:

	Beginning Fair Value of Level 3 Liabilities	Issuance of Level 3 liabilities	Transfers in of Level 3 liabilities	Change in fair value of Level 3 liabilities included in earnings	Ending Fair Value of Level 3 Liabilities

For the three months ended September 30, 2010	$2,050,600	$-	$-	$377,800	$2,428,400

For the 12 months ended June 30, 2010	$-	$1,083,000	$31,900	$935,700	$2,050,600

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Stated in US Dollars)

(Unaudited)

Note 3

Inventory

	September 30	June 30
	2010	2010

Raw materials	$ 128,932	$ 179,105
Finished goods	79,559	76,725

	$ 208,491	$ 255,830

Note 4

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

The warrant liability is accounted for at its respective fair values as follows:

	2010	2009

Fair value of warrant liability, June 30, 2010	$ 2,010,000	$ -
		-
Change in fair value of warrant liability for the period	(216,000)	-

Fair value of warrant liability at September 30, 2010	$ 1,794,000	$ -

The Company used the Black-Scholes model to estimate the fair value of the warrants with the following assumptions:

	At September 30, 2010	At June 30, 2010

Expected life (years)	1.47	1.72
Risk-free interest rate	0. 27%	0.32%
Expected volatility	146.51%	145.84%
Expected dividend yield	0.0%	0.0%

The warrant liability will be re-valued at the end of each reporting period with the change in fair value of the derivative liability recorded as a gain or loss in the Company’s Consolidated Statements of Operations. The fair value of the warrants will continue to be classified as a liability until such time as they are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as a liability.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Stated in US Dollars)

(Unaudited)

Note 5

Long-term debt

	September 30	June 30
	2010	2010

Revolving bank loan facility in the amount of $250,000 bearing interest at 6.75% per annum and secured by a security interest in inventory,

accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease.  The balance is due on

September 1, 2011

	$ 250,000	$ 250,000

Term bank loan facility in the amount of $500,000 bearing interest at

7% annum and secured by a second charge over the real estate.  The facility is being amortized over 7 years with fixed monthly blended payments of principal and interest totaling $7,550 and has a balloon payment due July 1, 2012.

	$ 288,299	$ 305,585
	$ 538,299	$ 555,585
Less: current portion	(322,507)	(71,225)

	$ 215,792	$ 484,360

Principal payments of long-term debt are due as follows:

2011	$ 322,507
2012	215,792

$ 538,299

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Stated in US Dollars)

(Unaudited)

Note 6

Common Stock

Escrow:

At September 30, 2010, there are 48,922 (June 30, 2010 – 48,922) shares are held in escrow by the Company’s transfer agent. These shares are issuable in accordance with a time release clause in the escrow share agreement. As at September 30, 2010 and June 30, 2010, all of the shares held in escrow are issuable but the Company has yet to request their release.

Commitments:

Stock-based Compensation Plan

At September 30, 2010, the Company has outstanding options that were granted to directors, officers and consultants the option to purchase 4,080,000 common shares of the Company.

A summary of the status of company’s stock option plan for the three months ended September 30, 2010 is presented below:

		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value

Outstanding, June 30, 2010	4,330,000	$0.12	$293,553
Expired	(250,000)	$0.55	-

Outstanding, September 30, 2010	4,080,000	$0.09	$356,360

Exercisable, September 30, 2010	3,780,000	$0.15

Exercisable, June 30, 2010	3,920,000	$0.14

The following summarizes information about the stock options outstanding at September 30, 2010:

Exercise
Number	Price	Expiry Date

40,000	$0.09	March 7, 2011
400,000	$0.15CDN	December 17, 2011
3,640,000	$0.12CDN	March 18, 2012

4,080,000

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Stated in US Dollars)

(Unaudited)

Note 6

Common Stock – (cont’d)

Commitments: – (cont’d)

Stock-based Compensation Plan – (cont’d)

Non-Employee Share Purchase Options

In accordance with the guidance of ASC 815-40-15, stock options granted to non-employees with exercise prices that are not denominated in the functional currency of the Company are determined not to be indexed to the Company’s stock and are required to be accounted for as derivative liabilities in accordance with ASC 815 “Derivatives and Hedging”.

The non-employee share purchase option liabilities are accounted for at their respective fair values and are summarized as follows:

2010

Fair value of non-employee options, June 30, 2010	$ 40,600

Change in fair value of non-employee options for the period	(2,900)

Fair value of non-employee options at September 30, 2010	$ 37,700

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

The share purchase option liabilities are accounted for at their respective fair values and are summarized as follows:

2010

Fair value of option liabilities, June 30,2010	$ 469,000

Change in fair value of employee options for the period	(33,500)

Fair value of option liabilities at September 30, 2010	$ 435,500

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Stated in US Dollars)

(Unaudited)

Note 6

Common Stock – (cont’d)

Commitments: – (cont’d)

Stock-based Compensation Plan – (cont’d)

Stock based compensation amounts for the vesting of stock options and the change in fair value of stock options classified as derivative liabilities are classified in the Company’s Statement of Operations as follows:

	2010	2009

Consulting	$ (2,900)	$ -
Investor Relations	27,031	-
Wages and management fees	(33,500)	-
	$ (9,369)	$ -

A summary of changes in the Company’s unvested stock options for the three months ended September 30, 2010 is presented below:

	2010

		Weighted
	Number of	Average Grant Date
	Options	Fair Value

Unvested, June 30, 2010	410,000	$0.13
Vested	(110,000)	$0.15

Unvested, September 30, 2010	300,000

Note 7

Related Party Transactions

The Company was charged the following by directors of the Company or private companies with common directors during the three months ended September 30, 2010 and 2009:

	Three months ended
	September 30,
	2010	2009

Wages and management fees	$ 14,835	$ 46,257

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Stated in US Dollars)

(Unaudited)

Note 8

Segmented Information and Sales Concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials. Substantially all of the Company’s revenues and long-term assets are located in the United States.

During the three months ended September 30, 2010, two customers accounted for 96% (each representing 66% and 30%, respectively) (2009:  74%) of sales revenue. The amounts receivable from each of these customers at September 30, 2010 were $43,420 and $31,976 respectively (2009:  $32,678). The loss of any of these customers or the curtailment of purchases by such customers could have a material adverse effect on the Company’s financial condition and results of operations.

Note 9

Subsequent Events

Subsequent to September 30, 2010, the Company:

i)

Executed an investor relations contract whereby the contractor will receive monthly compensation of $7,500 CDN per month and share purchase options exercisable into 100,000 common shares of the Company for $0.15 per share for a period of two years.

ii)

Granted share purchase options exercisable into 250,000 common shares of the Company for $0.15 per share for a period of two years.

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

International Barrier Technology Inc. develops, manufactures, and markets proprietary fire-resistant building materials branded as LP® FlameBlock® Fire-Rated OSB Sheathing and Mule-Hide FR Deck Panel. Barrier's award-winning fire-resistant wood panels use Pyrotite®, a patented, non-toxic, non-combustible coating with an extraordinary capability: it releases water in the heat of fire. The panels exceed "model" building code requirements in every targeted fire test and application, and are unique in combining properties that increase panel strength and minimize environmental and human impact.  Barrier's family of products provides customers a premium material choice meeting an increasingly challenging combination of requirements in residential and commercial building construction.

Description of Business

International Barrier Technology Inc. (Barrier) manufactures and sells fire-rated building materials primarily in the United States.  Barrier has a patented fire protective material (Pyrotite®) that is applied to building materials to greatly improve their respective fire resistant properties.  Coated wood panel products are sold to builders through building product distribution companies all over the United States.  Many of the top multifamily homebuilders and commercial modular builders in the United States utilize Barrier’s fire-rated structural panels in areas where the building code requires the use of a fire-rated building panel.

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

Sales revenue reported for the quarter ending September 30, 2010 was $879,269 in comparison to $581,480 generated in the same quarter in 2009.  (Due to the partnership with LP, total sales revenue during the current period are lower as they do not include substrate and freight revenue on the Residential Roof Deck/Wall Assembly shipments as it has in the past.)  Total sales volume, as measured by surface volume of product shipped, was 1,774,100 sq. ft, which was 96% higher than the 903,000 sq. ft. shipped during the same period in the previous year.

Shipments into the Commercial Modular Market during the reporting period increased 65% in comparison to the same period in 2009.  Sales into the Residential Roof Deck, Wall Assembly, and Structural Insulated Panel Market Sectors during the quarter increased 208%.

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

Gross profit for the quarter was $83,648 vs. $31,768 in the previous year.  The gross margin, as a percentage of sales revenue, was 10% in comparison to 5% in the prior year.  Gross margins are affected dramatically by sales volume because as the fixed cost portion of Barrier’s business is factored over a larger sales volume the cost per sq.ft. of sales goes down dramatically. The larger the volume shipped, the smaller the cost per sq.ft. of fixed costs and the costs of sales and administrative services. We anticipate the gross margins to continue to improve as sales volumes rise.

Cost of sales for the quarter Jul-Sep 2010 increased to $795,621 from $549,712 in same reporting period last year.  The increase is attributable to the larger shipment volume year-over-year. The average cost per square foot of production improved dramatically from $0.61 to $0.45.  This improvement is attributable to larger volume and efficient operations.

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

Depreciation on plant and equipment is included in cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, increased slightly from $65,907 in Q1 2009 to $66,882.  The expense reflects scheduled depreciation of the new manufacturing line equipment and building expansion.  Amortization, another non-cash category of reporting, of the worldwide Pyrotite technology (including patents, technical know-how, and trademarks) began when Barrier purchased it in 2004 and will continue at existing rates until it is fully depreciated (eight years).

Administrative expenses in the reported three month period increased to $253,090 from $227,303.  The administrative cost per sq. ft. for the quarter improved (decreased) to $0.14 vs. $0.25.  Increasing volumes will generally cause a reduction in the average cost of administrative expense per sq. ft. Barrier expects the reduction in the average cost of administration to have a significant impact on bottom line performance in future reporting periods as sales volumes rise with an improving economy.

Accounting and Audit Fees were $32,301 for the three months ended September 30, 2010 vs. $40,576 for the same period in the prior year.

Insurance costs have increased to $27,063 in comparison to $22,147 the previous year quarter.  The difference is due to annually adjusted premiums based on larger sales volume.

Legal fees increased to $10,026 for the three months ended September 30, 2010.  For the same period in the prior year, legal fees were $7,918.  Legal fees were expended on activities in support of protecting Pyrotite® patents and trademark registration as well as for help in the drafting and review of certain business correspondence.  Barrier believes protecting its technology and trademarks is an important step in positioning itself to develop strategic partners and potential technology licensees

Sales, marketing, and investor relations increased from $2,911 during the three months ended September 30, 2010 to $72,895 during the reporting period. Barrier is intent upon developing markets where exterior wall designs are required to accommodate both strength and fire considerations; this is inherently the case in the wild-fire prone areas of the west coast where building for earthquake risks is code mandated.   Sales expenses, therefore, are expected to grow during Fiscal 2011 with the development of both the northern and southern California territories, Oregon, and Colorado – the Northern Pacific region.  While Barrier has always planned business travel to accommodate only “necessary” trips, all business travel is will continue to be pre-approved by a cash flow committee in addition to approval by Barrier’s CEO.

Barrier partnered with an external investor relations and media firm, The Investor Relations Group “IRG,” during the reporting period.  This partnership is intended to bring more awareness to the Barrier’s corporate opportunity and product awareness.

Loss Before Other items of ($169,442) is being reported for the quarter ending September 30, 2010, whereas in the same period in 2009, a loss of ($195,535) was reported.

Barrier needs to maintain a higher level of sales to support a viable business in the building products industry.  Barrier believes that the new strategic partnership with LP coupled with the MuleHide agreement will support a much larger sales volume as the economy improves.  As LP customers become more aware of LP’s entry into the fire-rated sheathing market, shifts will occur in product mix that will improve Barrier’s market share in targeted applications.  The revenue generated by the private placement of shares, including the warrants which may be exercised at later dates, will serve to fund the business and cover operating losses that may ensue as the transition to higher volumes occurs over the next few months.

Other items include income and costs not directly related to business operations.  Other income items reported during the period herein includes $14,474 in foreign exchange gain.  To compare, for the same reporting period last year foreign exchange was $11,950.

Interest on Long Term Debt has decreased from $22,055 to $14,760 for the quarterly reporting period as overall long-term debt continues to decrease.

In March, 2010, Barrier issued, and sold in a private placement, 15 million shares of stock at the price of $0.10 CDN per share. In addition, the purchasers of the shares were awarded the right to buy an additional share (warrant) at $0.15 CDN. As well, Barrier granted options that were exercisable in Canadian currency whereas the functional currency of the company is the US dollar. As a result of these transactions, Barrier is required to record these instruments as derivative liabilities which are re-measured to their fair value each reporting period. During the three months ended September 30, 2010, the Company reported a fair value gain of $216,000 on the derivative liability.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the five most recently completed quarters:

	Sept 30 2010	June 30 2010	Mar 31 2010	Dec 31 2009	Sept 30 2009
Volume shipped (MSF)	1,774	1,496	1,261	1,343	903
Total Revenues (000)	$879	$574	$660	$791	$581
Operating Income (000)	($169)	($370)	($652)	($101)	($195)
Net income (loss) (000)	$46	($117)	($1,883)	($124)	($206)
EPS (Loss) Per Share	$0.00	($0.00)	($0.06)	($0.00)	($0.01)

Selected Annual Information

The following financial data is for the three most recent years ended June 30:

	2010	2009	2008
Total Revenue	$2,530,632	$4,091,647	$4,877,605
Net income (loss)	(2,329,567)	(718,545)	(808,350)
Per share	(0.07)	(0.02)	(0.03)
Per share, fully diluted	(0.07)	(0.02)	(0.03)
Total assets	5,002,256	4,849,117	5,737,976
Total long-term financial liabilities	774,178	1,205,007	1,148,298
Cash dividends declared per share	Nil	Nil	Nil

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

Global licensing opportunities

Barrier has begun exploring opportunities for both Pyrotite technology licensing and distribution of US manufactured products as a part of the LP® Building Products agreement. LP is active internationally and has offered to potentially extend their influence in Europe, Australia, and South America if the opportunity seems mutually beneficial. In addition, Barrier continues to explore the opportunity for developing fire resistive panels for the emerging Structural Insulated Panel (SIP) market in Australia with an American company currently doing SIP business there. More information will be presented on these opportunities in subsequent reports as it develops.

Financial position & financings

Barrier ended the period with a working capital deficiency of ($1,884,766.) The Company generated negative operating cash flow for the three months ended September 30, 2010 of ($25,258) in comparison to ($19,707) for the three months ended September 30, 2009.  The net cash outflow from operating activities for the current fiscal period ended was primarily a result of a net income of 46,272, the non-cash items (stock-based compensation of ($9,369) and amortization of $97,779), and an increase in inventory of $47,339.  The Company expects to fund short-term cash needs out of current operations and supplement other short-term needs with the funds raised in the recent private placement that was successfully completed to pay down debt and generate extra working capital.

Financing activities resulted in net cash outflow of ($29,268) in the current period compared to a net cash outflow of ($28,480) for the same period last year.  The cash outflow resulted from repayments on long-term debt and obligations under capital lease.

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

Current and Future Financing Needs

Having undertaken an equity financing during the year ended June 30, 2010, management of the Company believes it has sufficient cash to operate its business for the fiscal year ended June 30, 2011.  At September 30, 2010, the current cash and cash equivalents totaled $804,023 and there were no available funds to draw on the revolving credit facility.  However, subsequent to September 30, 2010, a payment of $250,000 was made on the revolving credit facility to bring the balance to zero.  There is $250,000 available on the revolving bank facility.  The Company bases its estimate of future cash requirements on assumptions that may prove to be wrong and the requirements for cash are subject to factors, some of which are not within the control of the Company, including:

•

Increased costs of general and administrative expenses

•

Increased costs of raw materials and freight

•

Costs associated with the research and development activities

•

Costs associated with maintaining property, plant and equipment and intellectual property

Related Party Transactions

During the three months ended September 30, 2010 the Company incurred wages and management fees of $14,835 with directors of the Company and companies with common directors.  The Company paid $46,257 in wages and management fees for the same prior period quarter.

Capitalization

Authorized: 100,000,000 common shares without par value.

Issued as of September 30, 2010: 44,414,926 common shares at $15,457,697

Issued as of October 30, 2010:   44,414,926 common shares at $15,457,697

Options outstanding:

The following summarizes information about the stock options outstanding at September 30, 2010:

Exercise
Number	Price	Expiry Date

40,000	$0.09	March 7, 2011
400,000	$0.15 CDN	December 17, 2011
3,640,000	$0.12 CDN	March 18, 2012

4,080,000

During the three months ended September 30, 2010, a compensation charge included in Wages and Management Fees associated with the grant of stock options in the amount of $33,500 (2009:  $0) was recognized in the financial statements.

Subsequent to September 30, 2010; 350,000 stock options were granted at $0.15CDN.

At September 30 2010, the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

Exercise
Number	Price	Expiry Date
15,000,000	$0.15 CDN	March 18, 2012
15,000,000

Critical Accounting Estimates

Stock-based Compensation Charge and Expense

As described in Note 2 to the audited annual financial statements, the Company accounts for all stock-based payments and awards under the fair value based method.  This fair value of the stock options is estimated at the date of the stock options are granted using the Black-Scholes option-pricing model.  Stock-based payments to non-employees are periodically re-measured until counter-party performance is complete and any change is recognized over the life of the award.  The Company accounts for share purchase options to employees by recording the fair value of the awards on the grant date and the related stock-based compensation expense is recognized over the period in which the options vest.  In addition, this is a non-cash compensation charge and the cash flow effects are realized only at the time of exercise.

Derivative Liability

Management evaluates the equity instruments it issues to determine whether they are required to be accounted for as liabilities. When they are determined to be recorded as derivative liabilities, they are marked-to-market each reporting period.

The Company uses the Black-Scholes option pricing model to calculate the fair value of the derivative liabilities at each reporting period. The Black Scholes pricing model requires the input of highly subjective assumptions, including the expected price volatility. Changes in assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of our derivative liability

Other Matters

As at September 30, 2010 the Company did not have any off-balance sheet arrangements to report.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures. As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act), the Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

b. Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors identified in the Annual Report on Form 10-K for the year ended June 30, 2010, in response to Item 1A, Risk Factors, to Part I of the Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         No Disclosure Necessary

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (cont)

         b.  No Disclosure Necessary

         c.  No Disclosure Necessary

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary

ITEM 4.  (Removed and Reserved)

ITEM 5.  OTHER INFORMATION

a. Reports on Form 8-K:

Form 8-K filed 7/9/2010, regarding a press release announcing that the Company has acquired from Pyrotite Corporation of Seattle all of Pyrotite’s interest in its Integrally Treated Oriented Strand Board (IPOSB) technology.

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

International Barrier Technology Inc. -– SEC File No. 000-20412

Registrant

Date: November 15, 2010     /s/ Michael Huddy

                                Michael Huddy, President/CEO/Director

Date: November 15, 2010     /s/ David Corcoran

                                David Corcoran, CFO/Director