Form 10-Q
period 2010-12-31
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2011-02-14
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2010

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

Yes ____  No ____

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

Yes ___   No XXX

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 1/31/2011: 44,414,926 Common Shares w/o par value

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(Stated in US Dollars)

(Unaudited)

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED BALANCE SHEETS

December 31, 2010 and June 30, 2010

(Stated in US Dollars)

(Unaudited)

		December 31,	June 30,
ASSETS		2010	2010

Current
Cash and cash equivalents		$ 420,345	$ 863,121
Accounts receivable		55,707	102,098
Inventory – Note 3		218,252	255,830
Prepaid expenses and deposits		29,209	50,860

		723,513	1,271,909
Property, plant and equipment		3,487,528	3,585,058
Patent, trademark and technology rights		82,481	145,289

		$ 4,293,522	$ 5,002,256

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 342,388	$ 369,457
Derivative liability – Notes 4 and 6		1,245,800	2,519,600
Current portion of long term debt – Note 5		103,167	71,225
Current portion of obligation under capital leases		55,231	54,593

		1,746,586	3,014,875
Long-term debt – Note 5		196,848	484,360
Obligation under capital leases		262,289	289,818

		2,205,723	3,789,053

STOCKHOLDERS’ EQUITY

Common stock – Note 6
Authorized:
100,000,000 common shares without par value
Issued:
44,414,926	common shares (June 30, 2010: 44,414,926 common shares)	15,457,697	15,457,697
Additional paid-in capital		1,032,457	1,012,052
Accumulated deficit		(14,402,355)	(15,256,546)

		2,087,799	1,213,203

		$ 4,293,522	$ 5,002,256

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

for the three and six months ended December 31, 2010 and 2009

(Stated in US Dollars)

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009

Sales – Note 8	$ 877,224	$ 790,773	$ 1,756,493	$ 1,372,253
Cost of sales	818,020	696,526	1,613,641	1,246,238

Gross profit	59,204	94,247	142,852	126,015

Administrative expenses
Accounting and audit fees	24,333	10,775	56,634	51,351
Filing fees	7,926	6,601	8,997	6,601
Insurance	22,754	15,082	49,817	37,229
Interest and bank charges	176	17	353	53
Legal	22,841	11,110	32,867	19,028
Office and miscellaneous	13,573	14,379	26,187	26,717
Sales, marketing, and investor relations	41,840	4,888	114,735	7,799
Telephone	2,902	2,606	5,946	4,838
Transfer agent fees	5,542	-	5,542	3,705
Travel, promotion and trade shows	6,688	11,072	19,463	15,498
Wages and management fees – Note 7	(60,147)	119,205	20,977	250,219

	88,428	195,735	341,518	423,038

Loss before other items	(29,224)	(101,488)	(198,666)	(297,023)

Other items:
Foreign exchange and other	18,709	(508)	33,183	11,442
Interest on Long Term Debt	(12,566)	(22,185)	(27,326)	(44,240)
Change in Fair Value of Derivative Liability	831,000	-	1,047,000	-

	837,143	(22,693)	1,052,857	(32,798)

Net income (loss) and comprehensive income (loss) for the period	$ 807,919	$ (124,181)	$ 854,191	$ (329,821)

Basic income (loss) per share	$ 0.02	$ (0.00)	$ 0.02	$ (0.01)

Diluted Income (loss) per share	$ 0.02	$ (0.00)	$ 0.02	$ (0.01)

Weighted average number of shares outstanding	44,414,926	29,414,926	44,414,926	29,414,926

Diluted weighted average number of shares outstanding	46,859,948	29,414,926	44,853,369	29,414,926

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended December 31, 2010 and 2009

(Stated in US Dollars)

(Unaudited)

	Six months ended
	December 31,
	2010	2009

Operating Activities
Net income (loss) for the period	$ 854,191	$ (329,821)
Items not involving cash:
Amortization – plant and equipment	133,632	127,766
– trademark and technology costs	62,808	63,608
Stock-based compensation - wages and management fees	(234,800)	-
- investor relations fees	28,405	-
Change in fair value of derivative liability	(1,047,000)	-
Changes in non-cash working capital:
Accounts receivable	46,391	121,021
Prepaid expenses	21,651	24,624
Inventory	37,578	72,966
Accounts payable and accrued liabilities	(27,069)	(123,541)
Deferred revenue	-	11,911

	(124,213)	(31,466)

Investing Activity
Acquisition of plant and equipment	(36,102)	-

Financing Activities
Long term debt obligations	(255,570)	(29,852)
Capital lease obligations	(26,891)	(27,780)

	(282,461)	(57,632)

Change in cash during the period	(442,776)	(89,098)

Cash and cash equivalents, beginning of the period	863,121	210,723

Cash and cash equivalents, end of the period	$ 420,345	$ 121,625

Supplementary cash flow information:
Cash paid for:
Interest	$ 27,326	$ 44,240

Income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENT CHANGES IN STOCKHOLDERS’ EQUITY

for the period ended December 31, 2010

(Stated in US Dollars)

(Unaudited)

	Common Stock		Additional
	Issued		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2009	29,414,926	$ 15,079,071	$ 1,012,052	$ (12,926,979)	$ 3,164,144
Issued for cash pursuant to private placement – at $0.0988	15,000,000	1,482,974	-	-	1,482,974
Less: Proceeds allocated to warrants	-	(1,083,000)	-	-	(1,083,000)
Less: Share Issue Costs	-	(21,348)	-	-	(21,348)
Net loss for the year	-	-	-	(2,329,567)	(2,329,567)

Balance, June 30, 2010	44,414,926	15,457,697	1,012,052	(15,256,546)	1,213,203

Reclassification of derivative liability on cancellation of stock options – Note 6	-	-	20,405	-	20,405
Net income for the period	-	-	-	854,191	854,191

Balance, December 31, 2010	44,414,926	$15,457,697	$ 1,032,457	$ (14,402,355)	$ 2,087,799

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(Stated in US Dollars)

(Unaudited)

Note 1

Nature of Operations and Ability to Continue as a Going Concern

The Company develops, manufactures and markets proprietary fire resistant building materials branded as Blazeguard in the United States of America and, as well, the Company owns the exclusive U.S. and international rights to the Pyrotite® fire retardant technology.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2010 the Company had an accumulated deficit of $14,402,355 (June 30, 2010 - $15,256,546) since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from bank financing. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

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

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

(Unaudited - Stated in US Dollars)

Note 2

Significant Accounting Policies

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

As at December 31, 2010, the Company’s Level 3 liabilities consisted of the warrants issued in connection with the Company’s offering of equity units in a private placement and share purchase options granted to non-employees. The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable. A summary of the Company’s Level 3 liabilities for the six months ended December 31, 2010 and the 12 months ended June 30, 2010 is as follows:

	Beginning Fair Value of Level 3 Liabilities	Issuance of Level 3 liabilities	Transfers to Level 3 liabilities	Change in fair value of Level 3 liabilities included in earnings	Ending Fair Value of Level 3 Liabilities

For the six months ended December 31, 2010	$2,050,600	$10,745	$6,626	$(1,076,671)	$991,300

For the 12 months ended June 30, 2010	$-	$1,083,000	$31,900	$935,700	$2,050,600

Recent Accounting Pronouncements Not Yet Adopted

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

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

(Unaudited - Stated in US Dollars)

Note 3

Inventory

	December 31	June 30
	2010	2010

Raw materials	$ 133,763	$ 179,105
Finished goods	84,489	76,725

	$ 218,252	$ 255,830

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

The warrant liability is accounted for at its respective fair values as follows:

	2010	2009

Fair value of warrant liability, June 30, 2010	$ 2,010,000	$ -

Change in fair value of warrant liability for the period	(1,047,000)

Fair value of warrant liability at December 31, 2010	$ 963,000	$ -

The Company used the Black-Scholes model to estimate the fair value of the warrants with the following assumptions:

	At December 31, 2010	At June 30, 2010

Expected life (years)	1.21	1.72
Risk-free interest rate	0.29%	0.32%
Expected volatility	146.81%	145.84%
Expected dividend yield	0.0%	0.0%

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

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

(Unaudited - Stated in US Dollars)

Note 5

Long-term debt

	December 31	June 30
	2010	2010

Revolving bank loan facility in the amount of $250,000 bearing interest at 6.75% per annum and secured by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The balance is due on September 1, 2011.

	$ 29,369	$ 250,000

Term bank loan facility in the amount of $500,000 bearing interest at 7% annum and secured by a second charge over the real estate. The facility is being amortized over 7 years with fixed monthly blended payments of principal and interest totalling $7,550 and has a balloon payment due July 1, 2012.	270,646	305,585
	300,015	555,585
Less: current portion	(103,167)	(71,225)

	$ 196,848	$ 484,360

Principal payments of long-term debt are due as follows:

2011	$ 103,167
2012	196,848

$ 300,015

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

(Unaudited - Stated in US Dollars)

Note 6

Common Stock

Escrow:

At December 31, 2010, there are 48,922 (June 30, 2010 – 48,922) shares are held in escrow by the Company’s transfer agent. These shares are issuable in accordance with a time release clause in the escrow share agreement. As at December 31, 2010 and June 30, 2010, all of the shares held in escrow are issuable but the Company has yet to request their release.

Commitments:

Stock-based Compensation Plan

At December 31, 2010, the Company has outstanding options that were granted to directors, officers and consultants the option to purchase 4,030,000 common shares of the Company.

A summary of the status of company’s stock option plan for the six months ended December 31, 2010 is presented below:

		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value

Outstanding, June 30, 2010	4,330,000	$0.12	$293,553
Granted	350,000	$0.15	-
Expired	(250,000)	$0.55	-
Forfeited	(400,000)	$0.15	-

Outstanding, December 31, 2010	4,030,000	$0.12	$1,200

Exercisable, December 31, 2010	4,030,000	$0.12

Exercisable, June 30, 2010	3,920,000	$0.14

The following summarizes information about the stock options outstanding at December 31, 2010:

Exercise
Number	Price	Expiry Date

40,000	$0.09	March 7, 2011
3,640,000	$0.12CDN	March 18, 2012
350,000	$0.15CDN	October 29, 2012

4,030,000

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

(Unaudited - Stated in US Dollars)

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

The non-employee share purchase option liabilities are accounted for at their respective fair values and are summarized as follows:

2010

Fair value of non-employee options, June 30, 2010	$40,600

Fair value of options granted, at issuance	10,745

Reclassification of cancelled non-employee stock options to additional paid-in capital	(20,405)

Change in fair value of non-employee options for the period	(2,640)

Fair value of non-employee options at December 31, 2010	$28,300

The non-employee options are required to be re-valued with the change in fair value of the liability recorded as a gain or loss on the change of fair value of derivative liability and included in other items in the Company’s Consolidated Statements of Operations at the end of each reporting period. The fair value of the options will continue to be classified as a liability until such time as they are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as a liability.

Employee Share Purchase Options

Share options granted to employees that are exercisable in Canadian dollars are accounted for as liabilities because these option awards contain a condition that is other than a market, performance or service condition.

The share purchase option liabilities are accounted for at their respective fair values and are summarized as follows:

2010

Fair value of option liabilities, June 30, 2010	$469,000

Fair value of options granted, at issuance	26,862

Change in fair value of employee options for the period	(241,362)

Fair value of option liabilities at December 31, 2010	$254,500

International Barrier Technology Inc.

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

(Unaudited - Stated in US Dollars)

Note 6

Common Stock – (cont’d)

Commitments: – (cont’d)

Stock-based Compensation Plan – (cont’d)

Stock based compensation amounts for the vesting of stock options and the change in fair value of stock options classified as derivative liabilities are classified in the Company’s Statement of Operations as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009

Wages and management fees	$ (198,400)	$ -	$ (234,800)	$ -
Investor relations	1,374	-	28,405	-

	$ (197,026)	$ -	$ 206,395	$ -

Note 7

Related Party Transactions

The Company was charged the following by directors of the Company or private companies with common directors during the six months ended December 31, 2010 and 2009:

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009

Wages and management fees	$ 56,309	$ 35,000	$ 101,117	$ 81,257

Note 8

Segmented Information and Sales Concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials. Substantially all of the Company’s revenues and long-term assets are located in the United States.

During the six months ended December 31, 2010, two customers accounted for 99% (each representing 80% and 19%, respectively) (2009: one customer, 79%) of sales revenue. The amounts receivable from each of these customers at December 31, 2010 were $281 and $26,218 respectively (2009: $1,875). The loss of any of these customers or the curtailment of purchases by such customers could have a material adverse effect on the Company’s financial condition and results of operations.

Note 9

Comparative Figures

Some comparative figures have been reclassified to conform with the current years presentation.

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

Sales revenue reported for the quarter ending December 31, 2010 was up 11% to $877,224 for the three-month period in comparison to $790,773 generated in the same quarter in 2009.  Year-to-date sales increased 28% to $1,756,493 vs. $1,372,253. Total sales volume, as measured by surface volume of product shipped, was 1,754,100 sq. ft.  This is a 31% increase from the 1,342,700 sq. ft. shipped during the same quarter in the previous year.  Sales for the six months ending December 31, 2010 (fiscal year-to-date) are up substantially 57% to 3,528,200 sq. ft. vs. 2,245,700 sq. ft. in the same period in 2009.

Sales into the Residential Roof Deck, Wall Assembly, and Structural Insulated Panel Market Sectors (LP FlameBlock) increased 195% during the quarter. Shipments into the Commercial Modular Market (FR Deck Panel) increased 28% in comparison to the same period in 2010.

On January 18, 2011, LP and Barrier extended the existing Supply Agreement through December 31, 2013. LP is the largest producer of Oriented Strand Board (OSB) in the world and believes that Barrier’s Pyrotite Technology helps them achieve their strategy of providing a number of value added OSB products to the building community.  The agreement gives LP the exclusive right to sell Pyrotite® treated panel products in North America under their brand name LP® FlameBlock® Fire-Rated OSB Sheathing.

Barrier anticipates the relationship with LP may significantly increase sales volume.  Reported sales revenue for LP products, however, will only include the charges for treatment services, not the underlying OSB substrate which will be provided by LP. Prior to the LP agreement, Barrier purchased OSB from local distributors and included that pass through cost in financial statements.  Barrier’s margin for LP FlameBlock will be based on the treatment of the OSB only.

Gross profit for the quarter was $59,204 vs. $94,247 in the previous year (year-to-date $142,852 vs. 126,015 in 2009).  The gross margin, as a percentage of sales revenue was 7% in comparison to 12% in the prior year (year-to-date 8% vs. 9%).  Barrier is focused on improving gross margins through the current third iscal quarter and beyond. Manufacturing efficiencies are expected to be gained from increased sales volume and the ability to spread overhead across a larger manufacturing/sales volume base.

Cost of sales in the three and six month periods ending December 31, 2010 increased to $818,020 and $1,613,641 from $696,526 and $1,246,238 in the previous year.  The increase is attributable to higher production volumes.  Gains in efficiency are reflected in the decreased quarterly and year-to-date average cost per sq.ft. of production ($0.47 vs. $0.52 quarterly and $0.46 vs. to $0.55 year-to-date) in the comparable period.

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

Depreciation on plant and equipment is included in cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, increased slightly year-to-date from $127,766 in 2009 to $133,632.  The expense reflects scheduled depreciation of the new manufacturing line equipment and building expansion.  Amortization, another non-cash category of reporting, of the worldwide Pyrotite technology (including patents, technical know-how, and trademarks) began when Barrier purchased it in 2004 and will continue at existing rates until it is fully depreciated.

Administrative expenses in the reported three- and six-month period decreased from $195,735 and $423,038, respectively to $88,428 and $341,518.  Administrative costs per sq. ft. decreased both quarterly (from $0.15 to $0.05) and year-to-date (from $0.19 to $0.10).  While changes in derivative value (see Note 6) affected administrative costs significantly in this reporting period, Barrier continues to focus on how increased sales volume will help reduce admin cost per square foot shipped.  As volumes continue to increase, a continued trend for overall reduction in the average cost of administrative expense per sq.ft. will be manifest.  Barrier expects the reduction in the average cost of administration to have a significant impact on bottom line performance in future reporting periods.

Accounting and Audit Fees increased in the quarter ending December 31, 2010 vs. the same time period last year ($24,333 vs. $10,775) and year-to-date ($56,634 vs. $51,351).

Insurance costs have increased to $22,754 for the three months and $49,817 for six months in comparison to $15,082 and $37,229 the previous year.  The difference is due annually adjusted premiums based on larger sales volume.

Legal fees increased to $22,841 for the three-month period and $32,867 for the six months ending December 31, 2010.  For the same period in the prior year, legal fees were $11,110 and $19,028 respectively.  Legal fees were expended on activities in support of protecting Pyrotite® patents and trademark registration as well as for help in the drafting and review of certain business correspondence.  Barrier believes protecting its technology and trademarks is an important step in positioning itself to develop strategic partners and potential technology licensees.

Sales, marketing, and investor relations expenses increased from $4,888 to $41,840 during the quarter and from $7,799 to $114,735 year-to-date. The major reason for the increase in expense under this category was an enhanced effort placed on investor relations.  Barrier contracted with an external investor relations and media firm, The Investor Relations Group “IRG,” from July through November 30, 2010.  The partnership fit into a strategy of increasing investor awareness of Barrier’s improving business to the investment community.  Barrier plans to continue to support investor relations and public relations and has contracted with an investor relations professional to perform that function, for the time being, on a full-time basis.

The relationship with LP will actually help Barrier improve sales without having to expend inordinate amounts of cost. Barrier services the marketplace through two portals, LP and MuleHide Products, and these companies both have existing in-house sales forces that will continue to support an expansion in sales volume with Barrier’s assistance.

Loss Before Other items of ($29,224) is being reported for the quarter ending December 31, 2010, whereas in the same period in 2009, a loss of ($101,488) was reported.  A loss of ($198,666) is reported for the year-to-date period vs. ($297,023) in the comparable year-to-date period in 2009.

Barrier anticipated losses early in the LP relationship. LP and Barrier targeted a market-based price that is more competitive to past product pricing and at a level that will support improved market share.  As sales increase, gross margins and profits are expected to improve.

Other items include income and costs not directly related to business operations.  Other income items reported during the quarterly period herein includes a foreign exchange gain and interest income of $18,709.  To compare, for the same reporting period last year there was a foreign exchange/interest income loss of ($508).  Year-to-date the foreign exchange/interest income gain was $33,183 vs. $11,442 in the prior year.

Interest on Long Term Debt has decreased from $22,185 to $12,566 for the quarterly reporting period and decreased from $44,240 to $27,326 year-to-date as overall long-term debt continues to decrease.

In March 2010, Barrier issued, and sold in a private placement, 15 million shares of stock at the price of CDN$0.10 per share.  In addition, the purchasers of the shares were awarded the right to buy an additional share (warrant) at CDN$0.15.  As well, Barrier granted options that were exercisable in Canadian currency whereas the functional currency of the company is the US dollar. As a result of these transactions, Barrier is required to record these instruments as derivative liabilities that are re-measured to their fair value each reporting period.  During the six months ended December 31, 2010, the Company reported a fair value gain of $831,000 for the quarter and $1,047,000 year-to-date on the derivative liability.

Net Income.  A net income of $807,919 is being reported for the quarter ending December 31, 2010, whereas in the same period in 2009, a net loss of ($124,181) was reported.  For the six months ending December 31, 2010, the net income is $854,191 vs. a net loss of ($329,821) in the prior year. Barrier remains focused on cutting costs and improving efficiencies wherever it can.  This includes operating the manufacturing line with maximum efficiency, as the economy remains unsettled and residential construction slowly begins to recover.  Keeping a vigilant handle on costs will help keep operational costs as low as possible and enable recovery to occur sooner and at lower volumes than previously possible.

Summary of Quarterly Results

Fiscal Quarter Ended	12/31/2010	9/30/2010	6/30/2010	3/31/2010	12/31/2009	9/30/2009
Volume shipped (sq ft)	1,754,100	1,744,100	1,495,800	1,261,100	1,342,700	903,000
Total Revenues	$877,224	$879,269	$659,585	$669,585	$790,773	$581,480
Gross Profit	$59,204	$83,648	$1,227	$1,227	$94,247	$31,768
Net income (loss)	$807,919	$46,272	($1,883,589)	($1,883,589)	($124,181)	($205,640)
EPS (Loss) Per Share	$0.02	$0.00	($0.06)	($0.06)	($0.00)	($0.01)

Selected Annual Information

Fiscal Year Ended June 30th	2010	2009	2008
Total Revenue	$2,530,632	$4,091,647	$4,877,605
Net income (loss)	(2,329,567)	(718,545)	(808,350)
Per share	(0.07)	(0.02)	(0.03)
Per share, fully diluted	(0.07)	(0.02)	(0.03)
Total assets	5,002,256	4,849,117	5,737,976
Total long-term financial liabilities	774,178	1,205,007	1,148,298
Cash dividends declared per share	Nil	Nil	Nil

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

Financial position & financings

Barrier ended the period with a working capital deficiency of ($1,023,073).  The Company generated negative operating cash flow for the six months ended December 31, 2010 of ($124,213) in comparison to ($31,466) for the six months ended December 31, 2009.  The net cash outflow from operating activities for the current fiscal period ended was primarily a result of a net income of $854,191, the non-cash items (stock-based compensation of ($206,395) and amortization of $196,440), and an increase in inventory of $37,578.  The Company expects to fund short-term cash needs out of current operations and supplement other short-term needs with the funds raised in the recent private placement that was successfully completed to pay down debt and generate extra working capital.

Financing activities resulted in net cash outflow of ($282,461) in the current period compared to a net cash outflow of ($57,632) for the same period last year.  The cash outflow resulted from repayments on long-term debt (including repayment of the line of credit to a zero balance) and obligations under capital lease.

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

Current and Future Financing Needs

Having undertaken an equity financing during the year ended June 30, 2010, management of the Company believes it has sufficient cash to operate its business for the fiscal year ended June 30, 2011.  At December 31, 2010, the current cash and cash equivalents totaled $420,345 and there were $220,631 available funds to draw on the revolving credit facility.  There is $250,000 available on the revolving bank facility.  The Company bases its estimate of future cash requirements on assumptions that may prove to be wrong and the requirements for cash are subject to factors, some of which are not within the control of the Company, including:

a. Increased costs of general and administrative expenses;

b. Increased costs of raw materials and freight;

c. Costs associated with the research and development activities;

d. Costs associated with maintaining property, plant and equipment;, and

e. intellectual property

Related Party Transactions

During the six months ended December 31, 2010 the Company incurred wages and management fees of $101,117 with directors of the Company and companies with common directors.  The Company paid $81,257 in wages and management fees for the same prior year-to-date.

Capitalization

Authorized: 100,000,000 common shares without par value.

Issued as of December 31, 2010: 44,414,926 common shares at $15,457,697

Issued as of February 8, 2011:  44,414,926 common shares at $15,457,697

Options outstanding:

The following summarizes information about the stock options outstanding at December 31, 2010:

Exercise
Number	Price	Expiry Date

40,000	$0.09	March 7, 2011
3,640,000	CDN$0.12	March 18, 2012
350,000	CDN$0.15	October 29, 2012

4,030,000

Warrants outstanding

At December 31, 2010, the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

Exercise
Number	Price	Expiry Date

15,000,000	CDN$0.15	March 18, 2012

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

The Company uses the Black-Scholes option pricing model to calculate the fair value of the derivative liabilities at each reporting period. The Black Scholes pricing model requires the input of highly subjective assumptions, including the expected price volatility. Changes in assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of our derivative liability.

Other Matters

As at December 31, 2010 the Company did not have any off-balance sheet arrangements to report.

On January 18, 2011, Barrier and LP® Building Products (LP) extended their exclusive Supply Agreement where Barrier has agreed to provide exclusive fire treatment services for LP on their oriented strand board panel product (OSB) through December 31, 2013. LP is the largest producer of OSB in the world. LP will market and sell the fire treated OSB in North America under their own trade name LP® FlameBlock® Fire-Rated OSB Sheathing. Barrier has agreed not to market or sell Pyrotite® technology coated wood products under the registered trademark Blazeguard® for as long as the agreement is in place. Barrier will provide technical support. Barrier will continue to supply MuleHide FR Deck Panel to MuleHide Products, Inc. under the existing Supply Agreement executed between Barrier and MuleHide in 2004.

LP studied available fire retardant technology for OSB for some time and after an exhaustive review of available technologies, selected Pyrotite®, Barrier’s proprietary and patent protected technology. The Barrier/LP partnership is particularly powerful in that it links the raw manufacturing of the OSB substrate with the company that actually mixes and produces the fire retardant slurry. Barrier and LP believe that not only will LP® FlameBlock® be recognized as the premier fire rated sheathing in the marketplace; it will be priced competitively to alternative products. LP has a strong sales and distribution network all over North America and will be able to leverage this substantial support network in a way that Barrier was never able to do successfully with its relatively small size.

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

b. Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         No Disclosure Necessary

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (cont)

         b.  No Disclosure Necessary

         c.  No Disclosure Necessary

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary

ITEM 4.  (Removed and Reserved)

ITEM 5.  OTHER INFORMATION

         a. Reports on Form 8-K:

            1. Form 8-K filed 10/27/2010, regarding a press release announcing that the Company’s overall revenue generated for the quarter was $879,274, a 51% increase over the $581,536 generated during the same period in the previous year.  Sales volume of shipments of Barrier products for the quarter ending September 30, 2010, was 1,774,100 sq. ft.; this is an increase of 96% over the 903,000 sq. ft. that was shipped during the first quarter in the comparable fiscal year in 2009.

2. Form 8-K filed 10/29/2010, regarding a press release announcing Tom Corcoran, an independent contractor, has been appointed and contracted to function as Manager of Investor Relations.  Mr. Corcoran will work directly with Melissa McElwee and be responsible for all aspects of communications with investors, shareholders and media.

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

International Barrier Technology Inc. -– SEC File No. 000-20412

Registrant

Date: February 14, 2011     /s/ Michael Huddy

                                Michael Huddy, President/CEO/Director

Date: February 14, 2011     /s/ David Corcoran

                                David Corcoran, CFO/Director