Form 10-K/A
period 2010-06-30
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2011-05-11
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended June 30, 2010

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-49746

INTERNATIONAL BARRIER TECHNOLOGY INC.

(Name of registrant as specified in its charter)

BRITISH COLUMBIA, CANADA	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

510 4th Street North, Watkins, Minnesota, USA, 55389

(Address of principal executive offices)

Issuer’s telephone number:

(320) 764-5797

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares without par value

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

Common Shares outstanding at September 10, 2010                            44,414,926 shares

EXPLANATORY NOTE

This Amendment to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010, which was filed with the Securities and Exchange Commission on October 8, 2010, is being filed to include a consent of the Company’s auditors, BDO Canada LLP, as Exhibit 23.1 of Part IV Item 15.

PART IV

Item 15.  Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
23.1	Consent of BDO Canada LLP	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2011.

INTERNATIONAL BARRIER TECHNOLOGY , INC.

        /s/ Michael Huddy

By:

Michael Huddy

President, CEO and Director

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

By: /s/ Michael Huddy	President, CEO and Director	May 10, 2011
Michael Huddy

By: /s/ David Corcoran	CFO and Director	May 10, 2011
David Corcoran

2