Form 10-Q
period 2011-03-31
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2011-05-16
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2011

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

Issuer’s Telephone Number, 320-764-5797

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes xxx   No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ___   No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange:

Large accelerated filer [ ]                  Accelerated filer         [ ]

Non-accelerated filer   [ ]                  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ___   No XXX

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 5/16/2011: 44,454,926 Common Shares w/o par value

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Stated in US Dollars)

(Unaudited)

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED BALANCE SHEETS

March 31, 2011 and June 30, 2010

(Stated in US Dollars)

(Unaudited)

	March 31,	June 30,
ASSETS	2011	2010

Current
Cash and cash equivalents	$ 328,810	$ 863,121
Accounts receivable	85,138	102,098
Inventory – Note 3	209,044	255,830
Prepaid expenses and deposits	24,575	50,860

	647,567	1,271,909
Property, plant and equipment	3,460,695	3,585,058
Patent, trademark and technology rights	50,877	145,289

	$ 4,159,139	$ 5,002,256

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 326,077	$ 369,457
Derivative liability – Notes 4 and 6	1,020,485	2,519,600
Current portion of long term debt – Note 5	226,784	71,225
Current portion of obligation under capital leases	56,982	54,593

	1,630,328	3,014,875
Long-term debt – Note 5	177,574	484,360
Obligation under capital leases	248,198	289,818

	2,056,100	3,789,053

STOCKHOLDERS’ EQUITY

Common stock – Note 6
Authorized:
100,000,000 common shares without par value
Issued:
44,454,926 common shares (June 30, 2010: 44,414,926 common shares)	15,463,675	15,457,697
Additional paid-in capital	1,030,593	1,012,052
Accumulated deficit	(14,391,229)	(15,256,546)

	2,103,039	1,213,203

	$ 4,159,139	$ 5,002,256

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

for the three and nine months ended March 31, 2011 and 2010

(Stated in US Dollars)

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010

Sales – Note 8	$ 734,503	$ 659,585	$ 2,490,996	$ 2,031,838
Cost of sales	750,222	658,358	2,363,863	1,904,596

Gross profit (loss)	(15,719)	1,227	127,133	127,242

Administrative expenses
Accounting and audit fees	5,243	13,088	61,877	64,439
Filing fees	10,543	12,128	19,540	18,729
Insurance	11,300	19,344	61,117	56,573
Interest and bank charges	48	59	401	112
Legal fees	17,784	49,963	50,651	68,991
Office and miscellaneous	11,621	9,662	37,808	36,379
Sales, marketing and investor relations	30,993	769	145,728	8,568
Telephone	2,384	3,058	8,330	7,896
Transfer agent fees	-	1,934	5,542	5,639
Travel, promotion and trade shows	7,128	21,112	26,591	36,610
Wages and management fees – Notes 6 and 7	63,800	521,134	84,777	771,353

	160,844	652,251	502,362	1,075,289

Loss before other items	(176,563)	(651,024)	(375,229)	(948,047)

Other items:
Foreign exchange and other	9,026	67,622	42,209	79,064
Interest on long-term debt	(10,027)	(20,587)	(37,353)	(64,827)
Change in fair value of derivative liability – Note 4	188,690	(1,279,600)	1,235,690	(1,279,600)

	187,689	(1,232,565)	1,240,546	(1,265,363)

Net income (loss) for the period	$ 11,126	$ (1,883,589)	$ 865,317	$ (2,213,410)

Basic income (loss) per share	$ 0.00	$ (0.06)	$ 0.02	$ (0.07)

Diluted income (loss) per share	$ 0.00	$ (0.06)	$ 0.02	$ (0.07)

Weighted average number of shares outstanding	44,421,519	32,914,925	44,417,116	30,564,560

Diluted weighted average number of shares outstanding	44,428,090	32,914,925	45,094,937	30,564,560

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended March 31, 2011 and 2010

(Stated in US Dollars)

(Unaudited)

	Nine months ended
	March 31,
	2011	2010

Operating Activities
Net income (loss) for the period	$ 865,317	$ (2,213,410)
Items to reconcile net income (loss) for the period to cash used in operating activities:
Amortization – plant and equipment	200,151	197,596
– trademark and technology costs	94,412	95,212
Stock-based compensation – wages and management fees	(269,594)	400,400
– investor relations	27,089	-
Change in fair of derivative liability	(1,235,690)	1,279,600
Changes in non-cash working capital balances:
Accounts receivable	16,960	61,053
Prepaid expenses and deposits	26,285	37,656
Inventory	46,786	132,739
Accounts payable and accrued liabilities	(43,380)	(41,406)

Cash used in operating activities	(271,665)	(50,560)

Investing Activity
Acquisition of plant and equipment	(75,788)	(9,621)

Financing Activities
Issuance of common shares	3,600	1,482,974
Repayment of long-term debt	(151,227)	(45,297)
Repayment of capital lease obligations	(39,231)	(39,412)

Cash provided by (used in) financing activities	(186,858)	1,398,265

Increase (decrease) in cash during the period	(534,311)	1,338,084

Cash and cash equivalents, beginning of the period	863,121	210,723

Cash and cash equivalents, end of the period	$ 328,810	$ 1,548,807

Supplementary cash flow information:
Cash paid for:
Interest	$ 37,353	$ 64,827

Income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

INTERIM CONSOLIDATED STATEMENT CHANGES IN STOCKHOLDERS’ EQUITY

for the period ended March 31, 2011

(Stated in US Dollars)

(Unaudited)

	Common Stock		Additional
	Issued		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2009	29,414,926	$ 15,079,071	$ 1,012,052	$ (12,926,979)	$ 3,164,144
Issued for cash pursuant to private placement – at $0.0988	15,000,000	1,482,974	-	-	1,482,974
Less: proceeds allocated to warrants	-	(1,083,000)	-	-	(1,083,000)
Less: share issue costs	-	(21,348)	-	-	(21,348)
Net loss for the year	-	-	-	(2,329,567)	(2,329,567)

Balance, June 30 1010	44,414,926	15,457,697	1,012,052	(15,256,546)	1,213,203

Reclassification of derivative liability on cancellation of stock options	-	-	20,405	-	20,405
Stock-based compensation	-	-	514	-	514
Issued for exercise of stock option – at $0.09	40,000	5,978	(2,378)	-	3,600
Net income for the period	-	-	-	865,317	865,317

Balance, March 31, 2011	44,454,926	$ 15,463,675	$ 1,030,593	$ (14,391,229)	$ 2,103,039

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Stated in US Dollars)

(Unaudited)

Note 1

Nature of Operations and Ability to Continue as a Going Concern

The Company develops, manufactures and markets proprietary fire resistant building materials branded as Blazeguard in the United States of America and, as well, the Company owns the exclusive U.S. and international rights to the Pyrotite® fire retardant technology.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2011 the Company had an accumulated deficit of $14,391,229 (June 30, 2010 - $15,256,546) since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from bank financing.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

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

March 31, 2011

(Stated in US Dollars)

(Unaudited)

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

As at March 31, 2011, the Company’s Level 3 liabilities consisted of the warrants issued in connection with the Company’s offering of equity units in a private placement and share purchase options granted to non-employees.  The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.  A summary of the Company’s Level 3 liabilities for the nine months ended March 31, 2011 and the 12 months ended June 30, 2010 is as follows:

Change in
Fair Value
	Beginning			Of Level 3	Ending
	Fair Value of	Issuance of	Transfers to	Liabilities	Fair Value of
	Level 3	Level 3	Level 3	Included	Level 3
	Liabilities	Liabilities	Liabilities	In Earnings	Liabilities

For the nine months ended March 31, 2011	$ 2,050,600	$ 10,745	$ 6,625	$ (1,269,598)	$ 798,372
For the twelve months ended June 30, 2010	$ -	$ 1,083,000	$ 31,900	$ 935,700	$ 2,050,600

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

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Stated in US Dollars)

(Unaudited)

Note 2

Significant Accounting Policies – (cont’d)

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Note 3

Inventory

	March 31	June 30
	2011	2010

Raw materials	$ 137,237	$ 179,105
Finished goods	71,807	76,725

	$ 209,044	$ 255,830

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

The warrant liability is accounted for at its respective fair values as follows:

Fair value of warrant liability, June 30, 2010	$ 2,010,000
Change in fair value of warrant liability for the period	(1,235,690)

Fair value of warrant liability at March 31, 2011	$ 774,310

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Stated in US Dollars)

(Unaudited)

Note 4

Warrant Liability – (cont’d)

The Company used the Black-Scholes model to estimate the fair value of the warrants with the following assumptions:

	March 31,	June 30
	2011	2010

Expected life (years)	0.97	1.72
Risk-free interest rate	0.30%	0.32%
Expected volatility	146.81%	145.84%
Expected dividend yield	0.0%	0.0%

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

Note 5

Long-term debt

	March 31	June 30
	2011	2010

Revolving bank loan facility in the amount of $250,000 bearing interest at 6.75% per annum and secured by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The balance is due on September 1, 2011.

	$ 151,723	$ 250,000

Term bank loan facility in the amount of $500,000 bearing interest at 7% annum and secured by a second charge over the real estate. The facility is being amortized over 7 years with fixed monthly blended payments of principal and interest totalling $7,550 and has a balloon payment due July 1, 2012.	252,635	305,585

	404,358	555,585
Less: current portion	(226,784)	(71,225)

	$ 177,574	$ 484,360

Principal payments of long-term debt are due as follows:

2011	$ 226,784
2012	177,574

$ 404,358

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Stated in US Dollars)

(Unaudited)

Note 6

Common Stock

Escrow:

At March 31, 2011, there are 48,922 (June 30, 2010 – 48,922) shares are held in escrow by the Company’s transfer agent.  These shares are issuable in accordance with a time release clause in the escrow share agreement.  As at March 31, 2011 and June 30, 2010, all of the shares held in escrow are issuable but the Company has yet to request their release.

Commitments:

Stock-based Compensation Plan

At March 31, 2011, the Company has outstanding options that were granted to directors, officers and consultants the option to purchase 3,990,000 common shares of the Company.

A summary of the status of company’s stock option plan for the nine months ended March 31, 2011 is presented below:

		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value

Outstanding, June 30, 2010	4,330,000	$0.12	$ 293,553
Granted	350,000	$0.15	-
Exercised	(40,000)	$0.09	400
Expired	(250,000)	$0.55	-
Forfeited	(400,000)	$0.15	-

Outstanding, March 31, 2011	3,990,000	$0.13	-

Exercisable, March 31, 2011	3,990,000	$0.13

Exercisable, June 30, 2010	3,920,000	$0.14

The following summarizes information about the stock options outstanding at March 31, 2011:

Exercise
Number	Price	Expiry Date

3,640,000	$0.12CDN	March 18, 2012
350,000	$0.15CDN	October 29, 2012

3,990,000

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

March 31, 2011

(Stated in US Dollars)

(Unaudited)

Note 6

Common Stock – (cont’d)

Commitments: – (cont’d)

Stock-based Compensation Plan – (cont’d)

Non-Employee Share Purchase Options – (cont’d)

The non-employee share purchase option liabilities are accounted for at their respective fair values and are summarized as follows:

2010

Fair value of non-employee options, June 30, 2010	$ 40,600
Fair value of options granted, at issuance	10,745
Reclassification of cancelled non-employee stock options to additional paid-in capital	(20,405)
Change in fair value of non-employee options for the period	(6,878)

Fair value of non-employee options at March 31, 2011	$ 24,062

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

The share purchase option liabilities are accounted for at their respective fair values and are summarized as follows:

2010

Fair value of option liabilities, June 30, 2010	$ 469,000
Fair value of options granted, at issuance	26,862
Change in fair value of employee options for the period	(273,749)

$ 222,113

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Stated in US Dollars)

(Unaudited)

Note 6

Common Stock – (cont’d)

Commitments: – (cont’d)

Stock-based Compensation Plan – (cont’d)

Employee Share Purchase Options – (cont’d)

Stock based compensation amounts for the vesting of stock options and the change in fair value of stock options classified as derivative liabilities are classified in the Company’s Statement of Operations as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010

Wages and management fees	$ (34,795)	$ 400,400	$ (269,594)	$ 400,400
Investor relations	(1,316)	-	27,089	-

	$ (36,111)	$ 400,400	$ (242,505)	$ 400,400

Note 7

Related Party Transactions

The Company was charged the following by directors of the Company or private companies with common directors during the nine months ended March 31, 2011 and 2010:

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010

Wages and management fees	$ 43,943	$ 367,117	$ 145,061	$ 461,528

Note 8

Segmented Information and Sales Concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials.  Substantially all of the Company’s revenues and long-term assets are located in the United States.

During the nine months ended March 31, 2011, two customers accounted for 97% (each representing 75% and 22%, respectively) (2010: one customer, 79%) of sales revenue.  The amounts receivable from each of these customers at March 31, 2011 were $33,897 and $28,132 respectively (2010: $21,264).  The loss of either of these customers or the curtailment of purchases by such customers could have a material adverse effect on the Company’s financial condition and results of operations.

Note 9

Comparative Figures

Some comparative figures have been reclassified to conform with the current year presentation.

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

Description of Business

International Barrier Technology Inc. (Barrier) manufactures and sells fire-rated building materials. Barrier’s primary business is in the United States but through developing distribution partnerships is endeavoring to enter building products markets in Australia, Europe, and South America. Barrier possesses a proprietary fire resistive material technology (Pyrotite®) and a patented manufacturing process that when applied to building materials their respective fire resistant properties are significantly enhanced.  Many of the top multifamily and wood frame commercial builders in the United States utilize Barrier’s fire-rated structural panels in areas where the building code requires the use of a fire-rated building panel.

Barrier manufactures a private label fire rated sheathing product under contract for both LP® Building Products, Inc. (LP) and MuleHide Products, Inc. (MuleHide).  LP has introduced a fire rated OSB trademarked LP® Flameblock® Fire-Rated OSB Sheathing (LP® FlameBlock®) and MuleHide has been selling MuleHide FR Deck Panel (FR Deck Panel) to commercial modular building manufacturers since 2004.

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

Sales revenue reported for the quarter ending March 31, 2011 was up 11% to $734,503 for the three-month period in comparison to $659,585 generated in the same quarter in 2010.  Year-to-date sales increased 23% to $2,490,996 vs. $2,031,838.  Total sales volume, as measured by surface volume of product shipped, was 1,572,400 sq. ft.  This is a 25% increase from the 1,261,100 sq. ft. shipped during the same quarter in the previous year.  Sales for the nine months ending March 31, 2011 (fiscal year-to-date) are up 45% to 5,100,600 sq. ft. vs. 3,506,800 sq. ft. in the same period in 2010.

Sales into the Residential Roof Deck, Wall Assembly, and Structural Insulated Panel Market Sectors (LP FlameBlock) increased 220% during the quarter and 205% during the 9 month fiscal reporting period. Shipments into the Commercial Modular Market (FR Deck Panel) decreased 30% in the quarterly period but have increased 8% fiscal year-to-date.

On January 18, 2011, LP and Barrier extended their existing Supply Agreement through December 31, 2013. LP is the largest producer of Oriented Strand Board (OSB) in the world and believes that Barrier’s Pyrotite Technology helps them achieve their strategy of providing a number of value added OSB products to the building community. The agreement gives LP the exclusive right to sell Pyrotite® treated panel products in North America, in all markets other than commercial modular (MuleHide Products, Inc.), under their brand name LP® FlameBlock® Fire-Rated OSB Sheathing.

Barrier anticipates the relationship with LP may significantly increase sales volume. Reported sales revenue for LP products, however, will only include the charges for treatment services, not the underlying OSB substrate which will be provided as a “pass through” item by LP.  Prior to the LP agreement, Barrier purchased OSB from local distributors and included that pass through cost in financial statements.  Barrier’s margin for LP FlameBlock will be based on the treatment of the OSB only.

Gross profit for the quarter was ($15,719) vs. $1,227 in the previous year. Year-to-date gross profits for the nine month period were $127,133 an nearly identical figure for the same period in 2010, $127,242).  During the quarter, a capital improvement project was implemented on the automated manufacturing line. Required downtimes in production during this project and the effect of having to implement new manufacturing techniques (start-up time) affected short-term gross profit by temporarily creating manufacturing inefficiencies.

The purpose of the project was to reduce production downtimes and improve efficiency by increasing the uniformity of Pyrotite coverage on OSB panels. Barrier expects a quick recovery and improvements in efficiencies will provide for a quick payback on the over cost involved; approximately $100,000. The year-to-date gross margin, as a percentage of sales revenue was 5% in comparison to 6% in the prior year.  Barrier is intently focused on improving gross margins through the remainder of this fiscal year and beyond. Manufacturing efficiencies are expected to be gained not only from improved production technology but also through the efficiencies created by steady and increased sales volumes, allowing and the ability to spread overhead cost across a larger manufacturing/sales volume base.

Cost of sales in the three and nine-month periods ending March 31, 2011 increased to $750,222 and $2,363,863 from $658,358 and $1,904,596 in the previous year.  The increase is attributable to higher production volumes.  Moderate gains in efficiency are reflected in the decreased quarterly and year-to-date average cost per sq.ft. of production ($0.48 vs. $0.52 quarterly and $0.46 vs. to $0.54 year-to-date) in the comparable period.

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

Depreciation on plant and equipment is included in cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, increased slightly year-to-date from $197,596 in 2010 to $200,151.  The expense reflects scheduled depreciation of the new manufacturing line equipment and building expansion.  Amortization, another non-cash category of reporting, of the worldwide Pyrotite technology (including patents, technical know-how, and trademarks) began when Barrier purchased it in 2004 and will continue at existing rates until it is fully depreciated.

Administrative expenses in the reported three and nine-month period decreased from $652,251 and $1,075,289 respectively to $160,844 and $502,362.  Administrative costs per sq. ft. decreased both quarterly (from $0.52 to $0.10) and year-to-date (from $0.31 to $0.10). While changes in derivative value (see Note 6) affected administrative costs significantly in this reporting period, Barrier continues to focus on how increased sales volume will help reduce admin cost per square foot shipped.  As volumes continue to increase, a continued trend for overall reduction in the average cost of administrative expense per sq.ft. will be manifest. Barrier expects the reduction in the average cost of administration to have a significant impact on bottom line performance in future reporting periods.

Accounting and Audit Fees decreased in the quarter ending March 31, 2011 vs. the same time period last year ($5,243 vs. $13,088) and year-to-date ($61,877 vs. $64,439).

Insurance costs have decreased to $11,300 for the three months and increased slightly to $61,117 for nine months in comparison to $19,344 and $56,573 the previous year.  The difference for the year-to-date period is due to annually adjusted premiums based on larger sales volume.

Legal fees decreased to $17,784 for the three-month period and $50,651 for the nine months ending March 31, 2011.  For the same period in the prior year, legal fees were $49,963 and $68,991 respectively.  Legal fees were expended on activities in support of protecting Pyrotite® patents and trademark registration as well as for help in the drafting and review of certain business correspondence.  Barrier believes protecting its technology and trademarks is an important step in positioning itself to develop strategic partners and potential technology licensees.

Sales, marketing, and investor relations expenses increased from $769 to $30,993 during the quarter and from $8,568 to $145,728 year-to-date.  The major reason for the increase in expense under this category was an enhanced effort placed on investor relations.  Barrier contracted with an external investor relations and media firm, The Investor Relations Group “IRG,” from July through November 30, 2010.  The partnership fit into a strategy of increasing investor awareness of Barrier’s improving business to the investment community.  Barrier plans to continue to support investor relations and public relations and has contracted with an investor relations professional to perform that function, for the time being, on a full-time basis.

Barrier’s direct cost for sales and marketing will continue to decline relative to sales volume as our partners, LP and MuleHide Products, continue to perform more and more of those functions themselves. Barrier remains active in a support role by providing necessary technical sales support but more and more of the day to day market and sales development activities are performed by the capable sales and marketing staffs of LP and MuleHide Products resulting in improved sales but also lower costs for Barrier.

Loss Before Other items of ($176,563) is being reported for the quarter ending March 31, 2011, whereas in the same period in 2010, a loss of ($651,024) was reported.  A loss of ($375,229) is reported for the year-to-date period vs. ($948,047) in the comparable year-to-date period in 2010.

Barrier anticipated losses early in the LP relationship. LP and Barrier targeted a market-based price that is more competitive to past product pricing and at a level that will support improved market share. As sales increase, gross margins and profits are expected to improve.

Other items include income and costs not directly related to business operations.  Other income items reported during the quarterly period herein includes a foreign exchange gain and interest income of $9,026.  To compare, for the same reporting period last year there was a foreign exchange/interest income gain of $67,622.  Year-to-date the foreign exchange/interest income gain was $42,209 vs. $79,064 in the prior year.

Interest on Long Term Debt has decreased from $20,587 to $10,027 for the quarterly reporting period and decreased from $64,827 to $37,353 year-to-date as overall long-term debt continues to decrease.

In March 2010, Barrier issued, and sold in a private placement, 15 million shares of stock at the price of CDN$0.10 per share.  In addition, the purchasers of the shares were awarded the right to buy an additional share (warrant) at CDN$0.15. As well, Barrier granted options that were exercisable in Canadian currency whereas the functional currency of the company is the US dollar.  As a result of these transactions, Barrier is required to record these instruments as derivative liabilities that are re-measured to their fair value each reporting period.  During the nine months ended March 31, 2011, the Company reported a fair value gain of $188,690 for the quarter and $1,235,690 year-to-date on the derivative liability.

Net Income.  A net income of $11,126 is being reported for the quarter ending March 31, 2011, whereas in the same period in 2010, a net loss of ($1,883,589) was reported.  For the nine months ending March 31, 2011, the net income is $865,317 vs. a net loss of ($2,213,410) in the prior year. Barrier remains focused on cutting costs and improving efficiencies wherever it can.  This includes operating the manufacturing line with maximum efficiency, as the economy remains unsettled and residential construction slowly begins to recover.  Keeping a vigilant handle on costs will help keep operational costs as low as possible and enable recovery to occur sooner and at lower volumes than previously possible.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the seven most recently completed quarters:

Summary of Quarterly Results

	Mar 31 2011	Dec 31 2010	Sept 30 2010	June 30 2010	Mar 31 2010	Dec 31 2009	Sept 30 2009
Volume shipped (MSF)	1,573	1,754	1,774	1,496	1,261	1,343	903
Total Revenues (000)	$735	$877	$879	$574	$660	$791	$581
Operating Income (000)	($176)	($30)	($169)	($370)	($652)	($101)	($195)
Net income (loss) (000)	$11	$808	$46	($117)	($1,883)	($124)	($206)
EPS (Loss) Per Share	$0.00	$0.02	$0.00	($0.00)	($0.06)	($0.00)	($0.01)

Selected Annual Information

Fiscal Year Ended June 30th	2010	2009	2008
Total Revenue	$2,606,254	$4,091,647	$4,877,605
Net income (loss)	(2,329,567)	(718,545)	(808,350)
Per share	(0.07)	(0.02)	(0.03)
Per share, fully diluted	(0.07)	(0.02)	(0.03)
Total assets	5,002,256	4,849,117	5,737,976
Total long-term financial liabilities	774,178	1,205,007	1,148,298
Cash dividends declared per share	Nil	Nil	Nil

New product and market development

Barrier successfully certified and listed a fire-rated return air plenum product with the International Code Council (ICC-ES) during this period. In addition, new product labels were approved, enabling the FlameBlock product to be better marketed and utilized in Canada. Prior to this fiscal quarter, the thinnest FlameBlock panel marketed was a 15/32 performance grade panel. During this quarter LP and Barrier worked closely together to successfully certify, list, and launch a 7/16 performance grade panel which has proven to be a more competitive match to FRT plywood than the 15/32 panel in many market geographies.

Barrier continues to provide support to LP for new product and market development activity directed specifically toward the Wildland Urban Interface (WUI) zoned properties in California. To date, FlameBlock has been successfully specified and used in these zones as not only an exterior, sheer wall assembly, but also as a soffit material. Thereby, FlameBlock is currently being used to protect an important area identified by the Office of the State Fire Marshall as critical to prevent from igniting during a wildfire.

Global licensing opportunities

Barrier continues to explore opportunities for both Pyrotite technology licensing and distribution of US manufactured products as a part of the LP® Building Products agreement.  LP is active internationally and has offered to potentially extend their influence in Europe, Australia, and South America if the opportunity seems mutually beneficial.  In addition, Barrier continues to explore the opportunity for developing fire resistive panels for the emerging Structural Insulated Panel (SIP) market in Australia with an American company currently doing SIP business there. More information will be presented on these opportunities in subsequent reports as it develops.

Financial position & financings

Barrier ended the period with a working capital deficiency of ($982,761).  The Company generated negative operating cash flow for the nine months ended March 31, 2011 of ($271,665) in comparison to ($50,560) for the nine months ended March 31, 2010.  The net cash outflow from operating activities for the current fiscal period ended was primarily a result of a net income of $865,317, changes in fair value of derivative liability of ($1,235,690) the non-cash items (stock-based compensation of ($269,594) and amortization of $294,563), and an increase in inventory of $46,786.  The Company expects to fund short-term cash needs out of current operations and supplement other short-term needs with the funds raised in the recent private placement that was successfully completed to pay down debt and generate extra working capital.

Investing activities resulted in net cash outflow of ($75,788) in the current period in comparison to a net cash outflow of ($9,621) in the prior year.  The cash outflow was partially the result of the acquisition of plant and equipment capital improvements.

Financing activities resulted in net cash outflow of ($186,858) in the current period compared to a net cash inflow of $1,398,265 for the same period last year.  The cash outflow resulted from repayments on long-term debt and obligations under capital lease.

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

Current and Future Financing Needs

Having undertaken an equity financing during the year ended June 30, 2010, management of the Company believes it has sufficient cash to operate its business for the fiscal year ended June 30, 2011.  At March 31, 2011, the current cash and cash equivalents totaled $328,810 and there were $98,277 available funds to draw on the revolving credit facility.  The Company bases its estimate of future cash requirements on assumptions that may prove to be wrong and the requirements for cash are subject to factors, some of which are not within the control of the Company, including:

a. Increased costs of general and administrative expenses;

b. Increased costs of raw materials and freight;

c. Costs associated with the research and development activities; and

d. Costs associated with maintaining property, plant and equipment and intellectual property.

Related Party Transactions

During the nine months ended March 31, 2011 the Company incurred wages and management fees of $145,061 with directors of the Company and companies with common directors.  The Company paid $461,528 in wages and management fees for the same prior year-to-date.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of March 31, 2011: 44,454,926 common shares at $15,463,675

Issued as of May 16, 2011:   44,454,926 common shares at $15,463,675

Options outstanding:

The following summarizes information about the stock options outstanding at March 31, 2011:

Number	Price	Expiry Date
3,640,000	CDN$0.12	March 18, 2012
350,000	CDN$0.15	October 29, 2012
3,990,000

At March 31, 2011, the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

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

Other Matters

As at March 31, 2011 the Company did not have any off-balance sheet arrangements to report.

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

b. Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         No Disclosure Necessary

         b.  No Disclosure Necessary

         c.  No Disclosure Necessary

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary

ITEM 4.  (Removed and Reserved)

ITEM 5.  OTHER INFORMATION

a. Reports on Form 8-K:

1.

Form 8-K filed 1/28/2011, regarding a press release announcing announce the ratification of a three-year supply agreement with LP® Building Products (LP). The agreement extends the exclusive supply agreement ratified in January 2010 through December 31, 2013. Under the terms of the agreement, Barrier Technology Corporation will continue to manufacture LP® FlameBlock® Fire-Rated OSB Sheathing, utilizing Barrier’s proprietary Pyrotite® Technology, at Barrier’s existing manufacturing facility in Watkins, MN.

Also regarding a press release announcing fiscal year-to-date revenue and sales volumes results for the period July 2010 – December 2010) and month ended December 31, 2010.  Overall revenue generated for the reporting period was $1,756,507, a 28% increase over the $1,372,344 generated during the same period in the prior year.  Sales volume of shipments of Barrier products for the fiscal year-to-date period July 2010 – December 2010 was 3,528,200 sq. ft.

2.

Form 8-K filed 2/1/2011, regarding a press release announcing new Underwriters Laboratories of Canada (ULC) Listing Certifications acquired through recent R&D testing.

b. Information required by Item 407(C)(3) of Regulation S-K:

No Disclosure Necessary

ITEM 6.  EXHIBITS

Exhibit 23.1:  Consent of Auditor, dated October 4, 2010 incorporated by reference to Form 10K/A as filed May 11, 2011.

Exhibit 31.1:  Certification required by Rule 13a-14(a) or Rule 15d-14(a)

               Certification executed by Michael Huddy, President/CEO/Director

Exhibit 31.2:  Certification required by Rule 13a-14(a) or Rule 15d-14(a)

               Certification executed by David Corcoran, CFO/Director

Exhibit 32.1:  Certification Required by Rule 13a-14(b) or Rule 15d-14(b)

               and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.

               Section 1350

               Certification executed by Michael Huddy, President/CEO/Director

Exhibit 32.2:  Certification Required by Rule 13a-14(b) or Rule 15d-14(b)

               and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.

               Section 1350

               Certification executed by David Corcoran, CFO/Director

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Barrier Technology Inc. -– SEC File No. 000-20412

Registrant

Date: May 16, 2011          /s/ Michael Huddy

                                Michael Huddy, President/CEO/Director

Date: May 16, 2011          /s/ David Corcoran

                                David Corcoran, CFO/Director