Form 10-K
period 2011-06-30
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2011-10-13
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Fiscal Year Ended June 30, 2011

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

Non-accelerated filer   [ ]                                 Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes    [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (OTCBB).  August 31, 2011 = $2,667,296

Common Shares outstanding at August 31, 2011                            44,454,926 shares

Index to Exhibits on Page 64

TABLE OF CONTENTS

INTRODUCTION

3

PART I

4

ITEM 1A.  RISK FACTORS

8

ITEM 1B.  UNRESOLVED STAFF COMMENTS

13

ITEM 2.   DESCRIPTION OF PROPERTY

13

ITEM 3.   LEGAL PROCEEDINGS

14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

14

PART II

14

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

14

ITEM 6.   SELECTED FINANCIAL DATA

15

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

16

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

24

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

25

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

47

ITEM 9A.  CONTROLS AND PROCEDURES

47

ITEM 9B.  OTHER INFORMATION

48

PART III

49

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

49

ITEM 11.  EXECUTIVE COMPENSATION

54

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

58

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

63

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

64

ITEM 15.  EXHIBITS

64

SIGNATURE PAGE

65

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

BUSINESS OF INTERNATIONAL BARRIER TECHNOLOGY INC.

International Barrier Technology Inc. develops, manufactures, and markets proprietary fire resistant building materials designed to help protect people and property from the destruction of fire.  The Company uses a patented, non-combustible, non-toxic Pyrotite® formulation that is used to coat wood panels and has potential application to engineered wood products, paint, plastics, and expanded polystyrene.  Sales have been US$3.3 million and US$2.6 million during Fiscal 2011 and 2010, respectively.

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

The Company has been involved in the development and manufacturing/marketing of fire-rated building products since 1986, including current products: Pyrotite, a fire-barrier material comprised of the patented formulation reinforced with chopped fiberglass strands and applied adhered directly to structural sheathing (OSB – oriented strand board or plywood) designed to prevent ignition and inhibit the spread of flames.  The products are currently marketed through exclusive supply agreements as LP® FlameBlock® Fire-Rated OSB Sheathing into Residential Roof Deck, Wall Assembly, Wildland Urban Interface Zones, and Structurally Insulated Panel market; and MuleHide FR Deck Panel into the commercial modular market.  On January 18, 2011, LP and Barrier extended their existing Supply Agreement through December 31, 2013. LP is the largest producer of Oriented Strand Board (OSB) in the world and believes that Barrier’s Pyrotite® Technology will help them achieve their strategy of providing a number of value added OSB products to the building community. The agreement gives LP the exclusive right to sell Pyrotite® treated panel products in North America, in all markets other than commercial modular (MuleHide Products, Inc.), under their brand name LP® FlameBlock® Fire-Rated OSB Sheathing.

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

The Company has 100,000,000 no par common shares authorized.  At 6/30/2011, the end of the Company's most recent fiscal year, there were 44,454,926 common shares issued and outstanding.

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

Financings.  The Company has financed its operations through borrowings and/or private issuance of common shares:

Fiscal 2009:  None

Fiscal 2010:  15,000,000 units at US$0.10 per unit = US$1,482,974 (CDN$1,500,000)

Fiscal 2011:  40,000 units at US$0.09 per unit = US$3,600

Fiscal 2012-to-date:  None

Capital Expenditures

Fiscal 2009:          $ 14,196, purchase of plant and equipment

Fiscal 2010:          $ 23,068, purchase of plant and equipment

Fiscal 2011:          $ 74,857, purchase of plant and equipment

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

The manufacturing process for the Pyrotite® products is protected by trade secrets and patent pending status on an improved technology.  International Barrier Technology, Inc. and Barrier Technology Corporation are, in that regard, totally dependent upon these for success in the business.

All employees are required to sign a Confidentiality Agreement that incorporates a “do not compete clause”.  As these clauses pertain to Barrier’s employees at the US operations, they have been drafted to conform to the strictest interpretation under Minnesota law.

Employees

As of 8/31/2011, the Company had 17 full-time employees, one full time Executive Officer and two part-time Executive Officers.  As of 6/30/2011, the Company had 15 full-time employees, one full-time Executive Officer and two part-time Executive Officers. As of 6/30/2010, the Company had 15 full-time employees, one full-time Executive Officer and two part-time Executive Officers.

Dependency upon Customers

Fiscal 2011

During Fiscal 2011, the company’s largest customer was MuleHide Products, Inc. “Mulehide”.  Mulehide is a company that services the commercial roofing market including selling Pyrotite® products to the commercial modular roof deck market.  MuleHide purchased 56% of the 6,962,264 sq. ft. of Pyrotite® products shipped in Fiscal 2011.  Product shipped to MuleHide Products is through an exclusive supply agreement and private labeled MuleHide FR Deck Panel.

The largest market for Pyrotite® products (after accounting for FR Deck Panel) in Fiscal 2011 remained roof deck applications in multifamily residential roof deck construction, wall assemblies and structural insulated panels (SIPs).  On January 18, 2011, LP and Barrier extended their existing Supply Agreement through December 31, 2013.  LP is the largest producer of Oriented Strand Board (OSB) in the world and believes that Barrier’s Pyrotite® Technology will help them achieve their strategy of providing a number of value added OSB products to the building community.  The agreement gives LP the exclusive right to sell Pyrotite® treated panel products in North America, in all markets other than the commercial modular (MuleHide Products, Inc.), under their brand name LP® FlameBlock® Fire-Rated OSB Sheathing.  Barrier will provide technical support. Barrier will continue to supply MuleHide FR panel to MuleHide Products, Inc. under the existing Supply Agreement executed between Barrier and MuleHide in 2004.

Multifamily residential roof deck, wall assembly, and structural insulated panel markets accounted for 44% of total shipments in 2011.  Sales into these markets are now made as LP® FlameBlock® through LP® Building Products and wholesale distribution companies such as ProBuild, BFS Building Supply, Biewer Lumber, Logan Lumber Company, Taiga Building Products, Vandermeer Forest Products, Boise, Curtis Lumber, and Universal Forest Products.  The Western Region market (CA-WA) was the strongest region in these markets with 28.5% of total sales into these markets.  Other regions in these markets include Florida, the Midwest, and the MidAtlantic).  The building products distribution companies mentioned have a presence in all of these areas and are Barrier’s consistent customer throughout these geographies.

Fiscal 2010

During Fiscal 2010, the company’s largest customer was MuleHide Products, Inc. “Mulehide”.  Mulehide is a company that services the commercial roofing market including selling Pyrotite® products to the commercial modular roof deck market.  MuleHide purchased 60.7% of the 5,002,688 sq. ft. of Pyrotite® products shipped in Fiscal 2010.  Product shipped to MuleHide Products is through an exclusive supply agreement and private labeled MuleHide FR Deck Panel.

The largest market for Pyrotite® products (after accounting for FR Deck Panel) in Fiscal 2010 remained roof deck applications in multifamily residential roof deck construction, wall assemblies and structural insulated panels (SIPs).  On January 19, 2010, Barrier and Louisiana Pacific Corporation (LP) executed a 1-year Supply Agreement where Barrier has agreed to provide exclusive fire treatment services for LP on their oriented strand board panel product (OSB). LP is the largest producer of OSB in the world. LP will market and sell the fire treated OSB in North America under their own trade name LP® FlameBlock® Fire-Rated OSB Sheathing. Barrier has agreed not to market or sell Pyrotite® technology coated wood products under the registered trademark Blazeguard® for as long as the agreement is in place. Current Blazeguard customers, as of January 19, will be referred to LP customer service when they wish to place orders or arrange for shipping schedules. Barrier will provide technical support. Barrier will continue to supply MuleHide FR panel to MuleHide Products, Inc. under the existing Supply Agreement executed between Barrier and MuleHide in 2004.

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

1.D.  Financial Information About Geographic Areas

During Fiscal 2011 and 2010, all sales were in the United States.

At 6/30/2011 and 6/30/2010: $3,688,347 and $3,966,994 of the assets were located in the United States and $313,888 and $1,035,262 were located in Canada, respectively.

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

Risks Relating to Financial Condition

The Company has accumulated losses since inception.

Since inception through June 30, 2011, the Company has incurred aggregate losses of ($14,360,735).  Our earnings (losses) from operations for years ended 6/30/2011 and 6/30/2010 were $895,811 and ($2,329,567), respectively; our cash used in operations for years ended 6/30/2011 and 6/30/2010 were $329,065 and $366,392, respectively.  These factors cast substantial doubt about the Company’s ability to continue as a going concern.  There is no assurance that we will operate profitably or will generate positive cash flow in the future.  The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its obligations and commitments in the normal course of operations.  Realization values maybe substantially different from carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, the level of competition or general economic conditions. Consequently, the Company expects to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner.

The Company’s history of operating losses is likely to lead to the need for additional, potentially unavailable, financings and related problems.

The Company has a history of losses: $895,811 [“profit” result of non-cash flow “change in fair value of derivative liability] and ($2,329,567) in FY2011 and FY2010.  Despite recent capital infusions, the Company will require significant additional funding to meet its long-term business objectives, unless the trend of losses is reversed.  Capital will be needed to help maintain and to expand marketing of the Company’s products.  The Company may not be able to obtain additional financing on reasonable terms, or at all.  If equity financing is required, then such financings could result in significant dilution to existing shareholders.  If the Company is unable to obtain sufficient financing, the Company might have to dramatically slow marketing efforts and/or lose control of its products.  The Company has historically obtained the preponderance of its financing through the issuance of equity.  There is a limit of 100,000,000 authorized common shares.  The Company has no current plans to obtain financing through means other than equity financing and/or loans.  Such losses and the resulting need for external financings could result in losses of investment value.

The Company’s need for additional financing to expand production and conduct marketing efforts could lead to the Company’s inability to continue generating material sales revenue.

The Company develops, manufactures, and markets proprietary fire resistant building materials designed to help protect people and property from the destruction of fire. Additional amounts of financing may be required to facilitate corporate operational growth and to expand marketing efforts on a short-term basis.  Conventional bank financing was originally established at a local bank for up to $1,000,000 in the form of a revolving line of credit. In July 2008, the terms of the existing revolving bank facility of $1,000,000 were modified to be comprised of a $500,000 capital loan being amortized by the bank over a 10-year period and which is secured by building, property and equipment and a $500,000 credit facility as an operating line of credit at 7.5%.    In August 2010, the line of credit was amended to include a reduced limit of $250,000, and was extended until September 1, 2011 at a reduced interest rate of 6.75%.  At June 30, 2011, the capital loan balance was $234,398 and the line of credit balance was $181,723.  In September 2011, the repayment term on the line of credit was extended until September 1, 2012.

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

Barrier suffers a larger risk in the possibility that a new generation of technology that will impart fire resistance to building products may be developed.  New technology may serve to decrease the demand for Barrier’s Pyrotite® products if the new technology proved to impart either better characteristics of fire performance or was found to be less expensive to produce and market than Blazeguard.  Barrier’s management team makes a concerted effort to stay abreast of new technologies as they are being developed.  Barrier does this by staying in close contact with the industry via trade associations (e.g. The National Association of Home Builders, NAHB) and the independent research laboratories that are asked to test these new technologies and products as they are developed.  However, there is no guarantee that the Company is able to adopt and utilize the new technology.  New technologies require years of testing, not only in development but in use, before they are accepted and “evaluated for use” by the major building code agencies such as The International Code Council (ICC).

Barrier’s business is directly related to housing/building starts in the United States.  Any factor resulting in a slowdown of economic activity, especially those that result in an increase in interest rates will have a negative impact on Barrier’s business.  New housing starts in the U.S. continue to decline, though the rate of decline appears to be slowing.  The U.S. Census Bureau reported 571,000 new housing starts in August 2011 (adjusted on an annual basis). August's numbers were 5.0 percent lower than the July 2011 estimate of 601,000 and 5.8 percent lower than the August 2010 annually adjusted rate of 606,000.  Barrier is somewhat protected in minor housing market declines because growth is dependent upon increased market share in geographic areas we are currently not selling in such as Southern California, the Pacific Northwest and Texas.  The potential for growth in sales due to improved market share is very high relative to the negative impact of a percentage decrease in housing starts.

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

The Company’s Senior Management, Directors and greater-than-five-percent stockholders (and their affiliates), acting together, hold approximately 25.4% of the shares of the Company, on a diluted basis, and have the ability to control substantially all matters submitted to the Company’s stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company’s assets) and to control the Company’s management and affairs.  Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially adversely affect the market price of the Company’s stock.

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

Common Shares Trading Activity

Canadian Dollars

______________________________________________________________________________

______________________________________________________________________________

                                                                     - Sales -

Period                                                        Canadian Dollars

Ended                                 Volume          High       Low   Closing

Quarterly

 6/30/2011                           570,800      CDN$0.11  CDN$0.05  CDN$0.10

 3/31/2011                         2,954,500          0.13      0.09      0.11

12/31/2010                           975,200          0.18      0.11      0.12

 9/30/2010                           856,500          0.25      0.16      0.18

 6/30/2010                           651,900          0.26      0.20      0.24

 3/31/2010                         2,074,600          0.25      0.08      0.21

12/31/2009                           448,600          0.13      0.06      0.08

 9/30/2009                           344,900          0.15      0.06      0.11

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

Common Shares Trading Activity

US Dollars

______________________________________________________________________________

______________________________________________________________________________

                                                                     - Sales -

    Period                                                          US Dollars

     Ended                           Volume           High      Low    Closing

Quarterly

 6/30/2011                          675,800        US$0.12  US$0.06    US$0.06

 3/31/2011                        2,204,500           0.13     0.09       0.11

12/31/2010                          787,700           0.18     0.11       0.12

 9/30/2010                          640,100           0.24     0.13       0.18

 6/30/2010                          467,400           0.26     0.18       0.19

 3/31/2010                        3,599,900           0.25     0.06       0.20

12/31/2009                        1,402,000           0.12     0.04       0.10

 9/30/2009                        1,623,500           0.16     0.06       0.12

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

On 10/15/2010, the Company’s shareholders’ list showed 44,414,926 common shares outstanding and 157 registered shareholders with: 8,093,106 shares owned by 54 registered shareholders/depositories resident in Canada, 18% of the total; 36,321,720 shares owned by 102 registered shareholders/depositories resident in the United States; and 100 shares owned by 1 shareholder in one other country.

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

None

Use of Proceeds From Sales of Securities is for working capital

Recent Sales of Unregistered Securities

The Company relied on the exemptions from registration under Regulation S for the following private placements of securities to only Canadian residents:

Fiscal 2009: None

Fiscal 2010: 15,000,000 units at CDN$0.10 per unit = US$1,482,974 (CDN$1,500,0000)

Fiscal 2011: 40,000 units at US$0.09 per unit = US$3,600

Fiscal 2012-to-date: None

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data as shown in the following table for the Company for Fiscal 2011/2010 Ended June 30th was derived from the consolidated financial statements of the Company that have been audited by BDO Canada LLP, Chartered Accountants, as indicated in their auditor’s report included elsewhere in this Annual Report.  Selected financial data as shown in the following table for the Company for Fiscal 2009/2008/2007 is derived from the Company's audited consolidated financial statements, not included herein.

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

Selected Financial Data

($ in 000’s, except per share data)

_________________________________________________________________________________

_________________________________________________________________________________

                                Year       Year       Year       Year       Year

                               Ended      Ended      Ended      Ended      Ended

                           6/30/2011  6/30/2010  6/30/2009  6/30/2008  6/30/2007

Sales Revenue                 $3,256     $2,606     $4,092     $4,878     $6,130

Net Income (Loss)             $  896    ($2,330)     ($719)     ($808)     ($491)

Income (Loss) per Share       $ 0.02     ($0.07)    ($0.02)    ($0.03)    ($0.02)

Dividends Per Share              Nil        Nil        Nil        Nil        Nil

Wtg. Avg. Shares (000)        44,427     34,018     29,415     29,415     28,648

Period-end Shares O/S         44,455     44,415     29,415     29,415     29,415

--------------------------------------------------------------------------------

Working Capital                ($702)   ($1,743)      $271       $433       $845

Long-Term Debt                  $416       $556       $921       $750       $290

Capital Lease Obligations       $290       $344       $398       $462       $529

Capital Stock                $15,464    $15,458    $15,079    $15,079    $15,079

Shareholders’ Equity          $2,134     $1,213     $3,164     $3,873     $4,634

Total Assets                  $4,002     $5,002     $4,849     $5,738     $5,888

---------------------------------------------------------------------------------

(1) Cumulative Net Loss since incorporation to 6/30/2011 was ($14,360,735).

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

The Company also recognizes revenue on a “bill-and-hold” basis in accordance with the authoritative guidance. Under the Company’s “bill-and-hold” arrangements, at the request of the customer, finished inventory is segregated for future delivery at the customer’s discretion.  Title and risk of loss of the inventory has passed to the customer upon transfer at which time, the Company receives payment from the customer and recognizes revenue thereon.

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

The Company uses the binomial option pricing model to determine the fair value of all stock based awards classified as liabilities and the Black-Scholes option pricing model to calculate the fair value of share purchase options.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

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

In January 2010, the FASB issued ASU No. 2010-06, "Improving Disclosures about Fair Value Measurements," which requires additional disclosures about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements.  This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and non-recurring Level 2 and Level 3 measurements.  Since this new accounting standard only required additional disclosure, the adoption of the standard in the first quarter of 2010 did not impact the Company's consolidated financial statements.  Additionally, effective for annual periods beginning after December 15, 2010 and interim periods within those fiscal years, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than one net amount.

In April 2010, the FASB issued ASU No. 2010-13, "Compensation - Stock Compensation," or ASU 2010-13, which amends ASC Topic 718 to address the classification of an employee share-based payment award with an exercise price denominated in a currency of a market in which the underlying security trades.  Specifically, an employee share-based payment award denominated in a currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance of service condition and therefore would not classify the award as a liability if it otherwise qualifies as equity.  This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company has adopted this guidance effective July 1, 2011 at which time the fair value of the employee share purchase options previously classified as a liability was reclassified to additional paid-in capital

MANAGEMENT’S DISCUSSION AND ANALYSIS

Equity Financing Timeline

Fiscal 2009:  None

Fiscal 2010:  15,000,000 units at CDN$0.10 per unit = $1,482,974 (CDN$1,500,000)

Fiscal 2011:  40,000 units at US$0.09 per unit = US$3,600

Fiscal 2012-to-date: None

Fiscal 2011 Ended 6/30/2011

International Barrier Technology Inc. (Barrier) manufactures and sells fire-rated building materials. Barrier’s primary business is in the United States but through distribution partnerships is endeavoring to enter building products markets in Australia, Europe, and South America. Barrier has a patented fire resistive material (Pyrotite®) and manufacturing process that is applied to building materials to greatly improve their respective fire resistant properties.  Many of the top multifamily and wood frame commercial builders in the United States utilize Barrier’s fire-rated structural panels in areas where the building code requires the use of a fire-rated building panel.

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

Sales revenue reported for the fiscal period ending June 30, 2011 was up 25% to $3,256,019 in comparison to $2,606,254 generated in the same fiscal period in 2010. Total sales volume, as measured by surface volume of product shipped, was 6,962,264 sq. ft.  This is a 39% increase from the 5,002,688 sq. ft. shipped during the previous year.

Shipments into the Commercial Modular Market (FR Deck panel) during the fiscal year were 3,918,500 sq. ft. (a 29% increase over shipments of 3,034,100 sq. ft. in 2010)

Sales into the Residential Roof Deck, Wall Assembly, and Structural Insulated Panel Market Sector (LP Flameblock) were 3,043,700 sq. ft. (a 55% increase over the 1,968,600 sq. ft. in the previous year). Flameblock sales were split between the West at 868,100 sq. ft., the Mid-Atlantic region at 795,800 sq. ft., the South at 507,200 sq. ft., the Midwest at 538,900 sq. ft., the Southeast at 46,100 sq. ft., and a special project in Alaska at 113,100 sq. ft. There were 174,500 sq. ft. of shipments of Flameblock into the Structural Insulated Panel market during this period.

On January 18, 2011, LP and Barrier extended their existing Supply Agreement through December 31, 2013. LP is the largest producer of Oriented Strand Board (OSB) in the world and believes that Barrier’s Pyrotite Technology will help them achieve their strategy of providing a number of value added OSB products to the building community. The agreement gives LP the exclusive right to sell Pyrotite® treated panel products in North America, in all markets other than commercial modular (MuleHide Products, Inc.), under their brand name LP® FlameBlock® Fire-Rated OSB Sheathing.

Barrier anticipates the relationship with LP may significantly increase sales volume. Reported sales revenue for LP products, however, will only include the charges for treatment services, not the underlying OSB substrate as LP will supply its own OSB substrate. This pass through treatment of OSB will serve to lower reported “top line” sales revenue, but not necessarily gross profits since margins on substrate have historically been restricted to handling costs only to help keep prices competitive.  Prior to the original LP agreement on January 1, 2010, Barrier purchased OSB from local distributors and invoiced the cost of the substrate to its customer, therefore the cost of the substrate was included in sales revenue. Barrier’s margin for LP FlameBlock is based on the treatment of the OSB only and does not include substrate costs.

Gross profit for the fiscal period was $110,088 vs. $75,622 in the previous year. The gross margin, as a percentage of sales revenue, was the same as last year at 3%.  Improvements in gross margin are anticipated with gains in manufacturing efficiencies provided by improved production technology and efficiencies created by steady and increased sales volumes. Overhead costs will be spread across a larger manufacturing/sales volume base.  Barrier is intently focused on improving gross margins through the next fiscal year and beyond.

Cost of sales increased to $3,145,931 from $2,530,632 in Fiscal 2010.  The increase is attributable to the increase in volume produced.  A sizeable gain in manufacturing efficiency is reflected in the decreased year-to-date average cost per sq.ft. of production of $0.45 in comparison to $0.51 in the comparable period.  The decrease in cost of sales was offset this fiscal year by a decrease in selling price (sales revenue) as a result of the supply agreement with LP.  Therefore, the gross margin remained unchanged.  Prices were lowered in an effort to allow LP to compete directly on a price level to competitive products in the building industry.  As shipment volumes continue to increase, we expect the fixed costs included in Cost of Sales will continue to decrease as revenues increase, thus greatly improving gross margins.

Substrate cost and materials/labor were the major expenses in this category.  Substrate accounted for $850,852 for the fiscal year versus $744,065 in the same period last year. Materials and labor accounted for an additional $1,350,400 in the twelve month period in 2011 versus $953,068 in 2010.

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

Depreciation on plant and equipment is included in cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, increased slightly year-to-date from $264,101 in 2010 to $272,105.  The expense reflects scheduled depreciation of the new manufacturing line equipment and building expansion.  Amortization, another non-cash category of reporting, of the worldwide Pyrotite technology (including patents, technical know-how, and trademarks) began when Barrier purchased it in 2004 and will continue at existing rates until it is fully depreciated.

Administrative expenses for Fiscal 2011 decreased to $660,196 from $1,402,270 in the prior year.  The administrative costs per sq. ft. was $0.09 year-to-date in comparison to $0.28 in Fiscal 2010. While changes in derivative value (see Note 6) affected administrative costs significantly in this reporting period, Barrier continues to focus on how increased sales volume will help reduce admin cost per square foot shipped. As volumes continue to increase, a continued trend for overall reduction in the average cost of administrative expense per sq.ft. will be manifest. Barrier expects the reduction in the average cost of administration to have a significant impact on bottom line performance in future reporting periods.

Accounting and Audit Fees increased slightly to $86,575 from $84,173.

Insurance costs have increased from $71,936 to $85,121.  The difference is due to annually adjusted premiums based on larger sales volume as well as rising insurance premium rates.

Legal fees decreased to $62,979 for the annual period ending June 30, 2010.  For the same period in the prior year, legal fees were $80,422.  Legal fees were expended on activities in support of protecting Pyrotite® patents and trademark registration as well as for help in the drafting and review of certain business correspondence.  Barrier believes protecting its technology and trademarks is an important step in positioning itself to develop strategic partners and potential technology licensees.

Barrier now has two recently issued US patents protecting the manufacturing technology utilized in the production of fire-rated sheathing products utilizing Pyrotite. Barrier has patent pending status on a related patent application in Australia.

Sales, marketing, and investor relations expenses increased from $88,269 to $208,944 year-to-date. The major reason for the increase in expense under this category was an enhanced effort placed on investor relations. Barrier contracted with an external investor relations and media firm, The Investor Relations Group “IRG,” from July through November 30, 2010.  The partnership fit into a strategy of increasing investor awareness of Barrier’s improving business to the investment community.

In addition to the utilization of IRG, Barrier also contracted with an independent Investor Relations professional to conduct dialogue with current and prospective investors during the time period of October 2010 through April 2011. Barrier is committed to maintaining strong relationships with our investors through active communication on an ongoing basis.

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

Loss Before Other items of ($550,108) is being reported for the fiscal period ending June 30, 2011, whereas in the same period in 2010, a net loss of ($1,326,648) was reported.

Barrier anticipated a slower start as the Flamebock brand enters the market and gains strength.  Losses early in the LP relationship were anticipated. LP and Barrier targeted a market based price that is more competitive to past product pricing and at a level that will support improved market share. As sales continue to increase, gross margins and profits are expected to improve.

Other items include income and costs not directly related to business operations.  Other income items reported during the period herein includes a foreign exchange gain of $37,919 and interest/other income of $4,296.  To compare, for the same reporting period last year there was a foreign exchange loss of ($30,615) and interest/other income of $93,017.  The decrease in interest and other income as compared to the prior year is attributable to $90,000 received during the year ended June 30, 2010 from Pyrotite Corporation as final mediated settlement of a dispute over a royalty agreement.

In March, 2010, Barrier issued, and sold in a private placement, 15 million shares of stock at the price of $0.10 CDN per share. In addition, the purchasers of the shares were awarded the right to buy an additional share (warrant) at $0.15 CDN. As well, Barrier granted options that were exercisable in Canadian currency whereas the functional currency of the company is the US dollar. As a result of these transactions, Barrier is required to record these instruments as derivative liabilities which are re-measured to their fair value each reporting period. During the fiscal year, the Company reported a fair value gain of $1,453,238 vs. ($927,000) in Fiscal 2010.

Interest on Long Term Debt has decreased from $79,921 to $49,534 for the 12-month reporting period.

Net Income.  A net income of $895,811 is being reported for the fiscal period ending June 30, 2011, whereas in the same period in 2010, a net loss of ($2,329,567) was reported.  Barrier remains focused on cutting costs and improving efficiencies wherever it can.  This includes operating the manufacturing line with maximum efficiency, as the economy remains unsettled and residential construction slowly begins to recover.  Keeping a vigilant handle on costs will help keep operational costs as low as possible and enable recovery to occur sooner and at lower volumes than previously possible.

	June 30 2011	Mar 31 2011	Dec 31 2010	Sept 30 2010	June 30 2010	Mar 31 2010	Dec 31 2009	Sept 30 2009	Jun 30 2009
Volume shipped (MSF)	1,861	1,573	1,754	1,774	1,496	1,261	1,343	903	1,011
Total Revenues (000)	$765	$735	$877	$879	$574	$660	$791	$581	$618
Operating Income (000)	($175)	($176)	($30)	($169)	($370)	($652)	($101)	($195)	($277)
Net income (loss) (000)	$31	$11	$808	$46	($117)	($1,883)	($124)	($206)	($346)
EPS (Loss) Per Share	$0.00	$0.00	$0.02	$0.00	($0.00)	($0.06)	($0.00)	($0.01)	($0.00)

Selected Annual Information

The following financial data is for the three most recent years ended June 30:

	2011	2010	2009
Total Revenue	$3,256.0	$2,606.3	$4,092.0
Net income (loss)	895.8	(2,330.0)	(719.0)
Per share	0.02	(0.07)	(0.02)
Per share, fully diluted	0.02	(0.07)	(0.02)
Total assets	4,002.2	5,002.0	4,849.0
Total long-term financial liabilities	571.6	774.0	1,205.0
Cash dividends declared per share	Nil	Nil	Nil

New product and market development

Barrier successfully certified and listed a fire-rated return air plenum product with the International Code Council (ICC-ES) during this fiscal year. In addition, new product labels were approved, enabling the FlameBlock product to be better marketed and utilized in Canada. Prior to this fiscal quarter, the thinnest FlameBlock panel marketed was a 15/32 performance grade panel. During this quarter LP and Barrier worked closely together to successfully certify, list, and launch a 7/16 performance grade panel which has proven to be a more competitive match to FRT plywood than the 15/32 panel in many market geographies.

Barrier continues to provide support to LP for new product and market development activity directed specifically toward the Wildland Urban Interface (WUI) zoned properties in California. To date, FlameBlock has been successfully specified and used in these zones as not only an exterior, sheer wall assembly, but also as a soffit material. Thereby, FlameBlock is currently being used to protect an important area identified by the Office of the State Fire Marshall as critical to prevent from igniting during a wildfire.  In June, FlameBlock was approved by CAL FIRE for use in WUI zones as exterior wall sheathing behind LP SmartSide lap and panel siding, as well as cedar shingles and lap siding, providing additional application uses.

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

Financial position & financings

Barrier ended the period with a working capital deficiency (current assets less current liabilities) of ($701,934).  The negative operating cash flow was ($329,065) in comparison to ($366,392) for the fiscal period ended June 30, 2010.  The net operating cash outflow is derived primarily by reducing the net operating income of $895,811 by the change in fair value of derivative liability of ($1,453,238) and the non-cash items (stock-based compensation) of ($304,086) and amortization/depreciation of $398,121. Other items included in the calculation of operating cash flow include such items as the change in the year to year, Y/E value of inventory, accounts receivable, prepaid items, and accounts payable.

The Company expects to fund short-term cash flow requirements with remaining cash reserves and positive operating cash flow anticipated with increasing sales volume over the next fiscal year. Barrier has also maintained a short term revolving line of credit ($250,000) at the local Cold Spring National Bank in Cold Spring, Minnesota. As of June 30, 2011 the balance owing on the revolving line of credit was $181,723 leaving an additional $68,277 available to fund short term cash flow requirements.

Investing activities resulted in net cash outflow of ($74,857) in the current period in comparison to a net cash outflow of ($23,068) in the prior year.  The cash outflow was the result of the acquisition of plant and equipment capital improvements.

Financing activities resulted in net cash outflow of ($190,457) in the current period compared to a net cash inflow of $1,041,858 for the same period last year.  The cash outflow resulted from repayments on long-term debt and obligations under capital lease whereas in the previous period a private placement of issued stock resulted in the cash inflow.

There is no unqualified assurance that Barrier will operate profitably or will generate positive cash flow in the future. In addition, Barrier’s operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, the level of competition or general economic conditions.  These factors cast substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities as they come due.  The Company’s independent auditors included an explanatory regarding substantial doubt about the Company’s ability to continue as a going concern in their report on the Company’s annual financial statements for the fiscal year ended June 30, 2011.

Although management believes that revenues will increase, management also expects an increase in operating costs. Consequently, the Company expects to incur short term operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner.

Current and Future Financing Needs

At June 30, 2011, the current cash and cash equivalents totaled $268,742 and there were $68,277 in available funds to draw on the revolving credit facility.  The Company bases its estimate of future cash requirements on assumptions that may prove to be wrong and the requirements for cash are subject to factors, some of which are not within the control of the Company, including:

Increased costs of general and administrative expenses

Increased costs of raw materials and freight

Costs associated with the research and development activities

Costs associated with maintaining property, plant and equipment and intellectual property

Related Party Transactions

During the twelve months ended June 30, 2011 the Company incurred wages and management fees to the directors and officers of the company of ($78,682) of which $186,793 was wages and management fees and ($265,475) was share-based compensation with directors of the Company and companies with common directors.  The Company paid $594,064 in wages and management fees for the same prior year-to-date ($181,064 in wages and management fees and $413,000 in share-based compensation).

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of June 30, 2011:  44,454,926 common shares at $15,463,675

Issued as of Sept 27, 2011:  44,454,926 common shares at $15,463,675

Options outstanding:

The following summarizes information about the stock options outstanding at June 30, 2011:

Exercise
Number	Price	Expiry Date

3,540,000	$0.12 CDN	March 18, 2012
350,000	$0.15 CDN	October 29, 2012
40,000	$0.064 CDN	June 10, 2013
3,930,000

At June 30, 2011, the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

Exercise
Number	Price	Expiry Date

15,000,000	$0.15 CDN	March 18, 2012
15,000,000

Other Matters

As at June 30, 2011 the Company did not have any off-balance sheet arrangements to report.

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

June 30, 2011 and 2010

(Stated in US Dollars)

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

International Barrier Technology Inc.

We have audited the accompanying consolidated balance sheets of International Barrier Technology Inc. as of June 30, 2011 and 2010 and the related statements of operations, cash flows and changes in stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Barrier Technology Inc. at June 30, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company had an accumulated deficit of $14,360,735 at June 30, 2011 and had a working capital deficit of $701,934.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Accountants

Vancouver, Canada

October 11, 2011

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

INTERNATIONAL BARRIER TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2011 and 2010
(Stated in US Dollars)

	June 30, 2011	June 30, 2010

ASSETS
Current
Cash and cash equivalents	$ 268,742	$ 863,121
Accounts receivable	49,825	102,098
Inventory (Note 3)	230,226	255,830
Prepaid expenses and deposits	46,359	50,860
Total Current Assets	595,152	1,271,909
Property, plant and equipment (Note 4)	3,387,810	3,585,058
Patent, trademark, and technology rights (Note 5)	19,273	145,289
Total Assets	$ 4,002,235	$ 5,002,256

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 401,562	$ 369,457
Customer deposits	19,844	-
Derivative liability (Notes 6 and 9)	741,357	2,519,600
Current portion of long term debt (Note 7)	76,412	71,225
Obligation under capital leases (Note 8)	57,911	54,593
Total Current Liabilities	1,297,086	3,014,875
Long-term debt (Note 7)	339,709	484,360
Obligation under capital leases (Note 8)	231,907	289,818
Total Liabilities
	1,868,702	3,789,053

STOCKHOLDERS' EQUITY
Authorized: 100,000,000 common shares without par value 44,454,926 common shares (2010: 44,414,926) (Note 9) Issued:	15,463,675	15,457,697
Additional paid-in capital	1,030,593	1,012,052
Accumulated deficit	(14,360,735)	(15,256,546)

Total Stockholders’ Equity	2,133,533	1,213,203

Total Liabilities and Stockholders’ Equity	$ 4,002,235	$ 5,002,256

APPROVED BY THE BOARD OF DIRECTORS

"David Corcoran"		"Victor Yates"
David Corcoran	Director	Victor Yates	Director

See accompanying notes.

INTERNATIONAL BARRIER TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
June 30, 2011 and 2010
(Stated in US Dollars)

	2011	2010

Sales	$ 3,256,019	$ 2,606,254

Cost of Sales	3,145,931	2,530,632

Gross Profit	110,088	75,622

Expenses
Accounting and audit fees	86,575	84,173
Filing Fees	22,537	26,303
Insurance	85,121	71,936
Interest and bank charges	441	459
Legal fees	62,979	80,422
Office and miscellaneous	52,382	48,619
Sales, marketing, and investor relations (Note 9)	208,944	88,269
Telephone	11,011	10,850
Transfer agent fees	8,539	8,480
Wages and management fees (Notes 9 and 11)	121,667	982,759

Total Administrative Expenses	660,196	1,402,270

Loss before other income	(550,108)	(1,326,648)

Foreign exchange gain (loss)	37,919	(30,615)
Interest and other income (Note 14)	4,296	93,017
Interest and penalties	-	(58,400)
Change in fair value of derivative liability (Note 6)	1,453,238	(927,000)
Interest on long-term obligations	(49,534)	(79,921)

Total Other Income	1,445,919	(1,002,919)

Net income (loss) for the year	$ 895,811	$ (2,329,567)

Basic and diluted income (loss) per share	$ 0.02	$ (0.07)

Weighted average number of shares outstanding	44,426,542	34,017,665
Diluted weighted average number of shares outstanding	44,837,955	34,017,665

See accompanying notes.

INTERNATIONAL BARRIER TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
June 30, 2011 and 2010
(Stated in US Dollars)

	2011	2010

Operating Activities
Net income (loss) for the year	$ 895,811	$ (2,329,567)
Items not involving cash:
Depreciation - plant and equipment	272,105	264,101
Amortization - patent, trademark and technology rights	126,016	126,816
Stock-based compensation - investor relations	27,090	8,700
Stock-based compensation - wages	(331,176)	500,900
Change in fair value of derivative liability	(1,453,238)	927,000
Changes in non-cash working capital balances related to operations:
Accounts receivable	52,273	77,680
Inventory	25,604	58,172
Prepaid expenses and deposits	4,501	(4,442)
Accounts payable and accrued liabilities	32,105	4,248
Customer deposits	19,844	-

Net cash used in operating activities	(329,065)	(366,392)

Cash Flows provided by Financing Activities
Issuance of common shares, net of share issue costs	3,600	1,461,626
Repayments on long-term debt	(71,187)	(365,875)
Decrease in obligations under capital lease	(54,593)	(53,893)
Advances on bank loan facility	250,000	-
Repayment of bank loan facility	(318,277)	-
Net cash provided by (used in) financing activities	(190,457)	1,041,858

Cash Flows used in Investing Activities
Acquisition of equipment	(74,857)	(23,068)
Net cash used in investing activities	(74,857)	(23,068)

Increase (decrease) in cash and cash equivalents during the year	(594,379)	652,398

Cash and cash equivalents, beginning of the year	863,121	210,723

Cash and cash equivalents, end of the year	$ 268,742	$ 863,121

Supplemental Cash Flow Information
Cash paid for interest	$ 49,534	$ 79,921

Cash paid for income taxes	$ -	$ -

See accompanying notes.

INTERNATIONAL BARRIER TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
June 30, 2011 and 2010
(Stated in US Dollars)

	Common Stock
			Additional
	Issued	Amount	Paid-in	Accumulated
	Shares		Capital	Deficit	Total

Balance, June 30, 2009	29,414,926	15,079,071	1,012,052	(12,926,979)	3,164,144
Issued for cash pursuant to private placement - at $0.0988	15,000,000	1,482,974	-	-	1,482,974
Less: Proceeds allocated to warrants	-	(1,083,000)	-	-	(1,083,000)
Less: Share Issue costs	-	(21,348)	-	-	(21,348)
Net loss for the year	-	-	-	(2,329,567)	(2,329,567)

Balance, June 30, 2010	44,414,926	15,457,697	1,012,052	(15,256,546)	1,213,203
Reclassification of derivative liability on cancellation of stock options	-	-	20,405	-	20,405
Stock-based compensation	-	-	514	-	514
Issued for exercise of stock options - at $0.09	40,000	3,600	-	-	3,600
Transferred to additional paid in capital for the exercise of stock options		2,378	(2,378)		-
Net income for the year	-	-	-	895,811	895,811

Balance, June 30, 2011	44,454,926	15,463,675	1,030,593	(14,360,735)	2,133,533

See accompanying notes.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Stated in US Dollars)

Note 1

Nature of Operations and Ability to Continue as a Going Concern

The Company develops, manufactures and markets proprietary fire resistant building materials branded as Blazeguard in the United States of America and, as well, the Company owns the exclusive U.S. and international rights to the Pyrotite fire retardant technology.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2011, the Company had not yet achieved profitable operations, had an accumulated deficit of $14,360,735 since its inception and had a working capital deficiency of $701,934, which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company expects to fund short-term cash flow requirements with remaining cash reserves and positive operating cash flow anticipated with increasing sales volume over the next fiscal year.While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

The Company was incorporated under the British Columbia Company Act and is publicly traded on the TSX Venture Exchange in Canada (“TSX-V”) and the OTC Bulletin Board in the United States of America. During the years ended June 30, 2011 and June 30, 2010, the Company had assets in each of Canada and the United States of America and generated sales primarily in the United States of America.

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

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

b)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term term deposits, with original maturity dates of less than 90 days and/or with original maturity dates over 90 days but redeemable on demand without penalty.  The Company places its cash with institutions of high-credit worthiness.

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

June 30, 2011 and 2010

(Stated in US Dollars)

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

i)

Basic and Diluted Income (Loss) per Share

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period.  Diluted net income (loss) per common share includes both the weighted-average number of common shares outstanding for the period plus the potentially dilutive securities from stock options and warrants outstanding.  The number of shares potentially issuable at June 30, 2011 and 2010 upon exercise or conversion totaled 18,930,000 and 19,330,000 respectively.  Of the total, 15,000,000 warrants and Nil share purchase options (2010: 15,000,000 warrants and 4,330,000 share purchase options) were excluded from the calculation of diluted earnings per share because their effect is anti-dilutive.

j)

Fair Value Measurements

The book value of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate their fair values due to the immediate or short-term maturity of those instruments. Based on borrowing rates currently available to the Company under similar terms, the book value of long term debt and capital lease obligations approximate their fair values.  The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The Company had certain liabilities required to be recorded at fair value on a recurring basis in accordance with generally accepted accounting June 30, 2011 and 2010 were Level 3 liabilities.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

As at June 30, 2011, the Company’s Level 3 liabilities consisted of the warrants issued in connection with the Company’s offering of equity units in a private placement (Note 6) as well as the transfer in and issuance of share purchase options granted to non-employees during the year (Note 9). The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable. A summary of the Company’s Level 3 liabilities for the years ended June 31, 2011 and 2010 is as follows:

j)

Fair Value Measurements – (cont’d)

Warrants

	Year ended
	June 30, 2011	June 30, 2010
Beginning Fair Value	$ 2,010,000	$ -
Issuance	-	1,083,000
Change in Fair Value	(1,453,238)	927,000
Ending Fair Value	$ 556,762	$ 2,010,000

Non-employee options	Year ended
	June 30, 2011	June 30, 2010
Beginning Fair Value	$ 40,600	$ -
Issuance	10,745	31,900
Transfers In	27,031	-
Transfers Out	(20,405)	-
Change in Fair Value	(38,815)	8,700
Ending Fair Value	$ 19,156	$ 40,600

Total Level 3 Liabilities	$ 575,918	$ 2,050,600

k)

Accounts Receivable and Concentrations of Credit Risk

The Company grants credit to its customers in the normal course of business. Trade receivables are typically non-interest bearing and are initially recorded at cost. Sales to the Company’s recurring customers are generally made on open account terms. Past due status of customer accounts is determined based on how recently payments have been received in relation to payment terms granted. Credit is generally extended based upon an evaluation of each customer’s financial condition, with terms consistent in the industry and no collateral required. Losses from credit sales are provided for in the financial statements and consistently have been within the allowance provided. The allowance is an estimate of the uncollectibility of accounts receivable based on an evaluation of specific customer risks along with additional reserves based on historical and probable bad debt experience. Amounts are written off against the allowance in the period the Company determines that the receivable is uncollectible. The Company has not recorded an allowance for doubtful accounts against its accounts receivable in each of the years ended June 30, 2011 or June 30, 2010.

Currency Risk

The Company holds cash of $276,225 (2010 $858,156) in Canadian dollars exposing it to a foreign currency exchange risk. During the year ended June 30, 2011 the Company realized a foreign exchange gain of $37,919 (2010: $(30,615)) as a result of the Company holding cash in Canadian dollars.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

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

The Company also recognizes revenue on a “bill-and-hold” basis in accordance with the authoritative guidance. Under the Company’s “bill-and-hold” arrangements, at the request of the customer, finished inventory is segregated for future delivery at the customer’s discretion.  Title and risk of loss of the inventory has passed to the customer upon transfer at which time, the Company receives payment from the customer and recognizes revenue thereon.

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

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

The Company uses the binomial option pricing model to determine the fair value of all stock-based awards classified as liabilities and the Black-Scholes option pricing model to determine the fair value of stock option awards classified as equity.  Option pricing models require the input of highly subjective assumptions, including expected price volatility. Changes in these assumptions could materially affect the fair value estimate.

o)

Derivative Liabilities

Free standing warrants and share purchase options are classified as liabilities and are measured at fair value. These instruments are adjusted to reflect fair value at each period end. Any increase or decrease in the fair value are recorded in results of operations as change in fair value of derivative liabilities except for changes in the fair value of employee stock options classified as liabilities being recorded in wages and management fees.

In determining the appropriate fair value, the Company used the binomial pricing model.

p)

Recent Accounting Pronouncements

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

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosures about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and non-recurring Level 2 and Level 3 measurements. Since this new accounting standard only required additional disclosure, the adoption of the standard in the first quarter of 2010 did not impact the Company’s consolidated financial statements. Additionally, effective for annual periods beginning after December 15, 2010 and interim periods within those fiscal years, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than one net amount.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation – Stock Compensation,” or ASU 2010-13, which amends ASC Topic 718 to address the classification of an employee share-based payment award with an exercise price denominated in a currency of a market in which the underlying security trades. Specifically, an employee share-based payment award denominated in a currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition and therefore would not classify the award as a liability if it otherwise qualifies as equity. This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company has adopted this guidance effective July 1, 2011 at which time the fair value of the employee share purchase options previously classified as a liability was reclassified to additional paid-in capital.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

p)

Comparative Figures

Certain of the comparative figures have been reclassified to conform to the current year’s presentation.

Note 3

Inventory

	2011	2010
Raw Materials	$ 153,369	$ 179,105
Finished Goods	76,857	76,725
	$ 230,226	$ 255,830

Note 4

Property, Plant and Equipment

		2011
		Accumulated
	Cost	Depreciation	Net
Manufacturing equipment	$ 3,518,136	$ 1,252,225	$ 2,265,911
Equipment and furniture	33,194	32,768	426
Computer equipment	30,032	29,570	462
	3,581,362	1,314,563	2,266,799

		2011
		Accumulated
	Cost	Depreciation	Net
Assets under capital lease
Equipment	69,696	38,237	31,459
Land	54,498	-	54,498
Building	1,877,801	889,893	987,908
Railroad Spur	94,108	46,962	47,146
	2,096,103	975,092	1,121,011
	$ 5,677,465	$ 2,289,655	$ 3,387,810

		2010
		Accumulated
	Cost	Depreciation	Net
Manufacturing equipment	$ 3,444,695	$ 1,075,803	$ 2,368,892
Equipment and furniture	33,194	31,100	2,094
Computer equipment	30,032	27,823	2,209
	3,507,921	1,134,726	2,373,195

		2010
		Accumulated
	Cost	Depreciation	Net
Assets under capital lease
Equipment	69,696	31,277	38,419
Land	54,498	-	54,498
Building	1,877,801	809,769	1,068,032
Railroad Spur	94,108	43,194	50,914
	2,096,103	884,240	1,211,863
	$ 5,604,024	$ 2,018,966	$ 3,585,058

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Stated in US Dollars)

Note 4

Property, Plant and Equipment – (cont’d)

During the year ended June 30, 2011, the Company recorded depreciation expense of $272,105 (2010: $264,101) on its property, plant and equipment. This amount is included in cost of sales in the Statement of Operations

Depreciation of assets under capital leases included in amortization expense for the year ended June 30, 2011 was $90,852 (2010:  $90,852).

Note 5

Patent, Trademark and Technology Rights

	2011	2010
Trademark and technology rights - at cost	$ 1,000,000	$ 1,000,000
Patent - at cost	24,104	24,104
	$ 1,024,104	$ 1,024,104
Less: Accumulated amortization	(891,085)	(765,069)
Impairment provision	(113,746)	(113,746)
	$ 19,273	$ 145,289

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

The warrant liability is accounted for at its respective fair values as follows:

	2011	2010
Beginning Fair Value	$ 2,010,000	$ -
Issuance of warrant liability		1,083,000
Change in fair value	(1,453,238)	927,000
Ending Fair Value	$ 556,762	$ 2,010,000

The Company used the binomial option pricing model to estimate the fair value of the warrants with the following assumptions:

	At June 30, 2011	At June 30, 2010	At issuance

Expected life (years)	0.72	1.69	2.00
Risk-free interest rate	0.19%	0.46%	0.92%
Expected volatility	146.29%	145.84%	145.84%
Expected dividend yield	0.00%	0.00%	0.00%

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Stated in US Dollars)

Note 6

Warrant Liability – (cont’d)

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

Note 7

Long-term Debt

	2011	2010

Revolving bank loan facility in the amount of $250,000 bearing interest at 6.75% per annum and secured by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease.  The balance is due on September 1, 2012 with accrued interest paid monthly.

	$ 181,723	$ 250,000

Term bank loan facility in the amount of $500,000 bearing interest at 7% per annum and secured by a second charge over the real estate. The facility is being amortized over 7 years with fixed monthly blended payments of principal and interest totaling $7,550 and has a balloon payment due July 1, 2012.	234,398	305,585
	416,121	555,585
Less: Current portion	(76,412)	(71,225)
	$ 339,709	$ 484,360

Future principal payments required on long-term debt are as follows:

2012	$ 76,412
2013	339,709
$ 416,121

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Stated in US Dollars)

Note 8

Obligation under Capital Leases

Future minimum annual lease payments on the obligation under capital leases are as follows:

2012	$ 73,621
2013	73,621
2014	73,621
2015	73,621
2016	36,812
Thereafter	-
331,296
Less: amount representing interest	(41,478)
289,818
Less: current portion	(57,911)
Long-term portion	$ 231,907

The capital leases bear interest at various rates from 4.75% to 6% per annum.

Interest on capital leases included in interest on long-term debt for the year ended June 30, 2011 was $16,996 (2010:  $22,161).

Note 9

Common Stock

a)

Escrow:

At June 30, 2011, there are 48,922 (2010 – 48,922) common shares held in escrow by the Company’s transfer agent, the release which is subject to the approval of the regulatory authorities. As at June 30, 2011, all of these shares held in escrow are issuable but the Company has yet to request their release.  These shares have been included in the computation of net loss per share.

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

June 30, 2011 and 2010

(Stated in US Dollars)

Note 9

Common Stock – (cont’d)

b)

Commitments: - (cont’d)

Stock-based Compensation Plan – (cont’d)

A summary of the status of the Company’s share purchase option plan as of June 30, 2011 and 2010 and changes during the years ending on those dates is presented below:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value

Outstanding, June 30, 2009	1,941,750	$0.56	$ -

Granted	4,040,000	$0.12 CDN	-
Expired	(1,601,750)	$0.65	-
Forfeited	(50,000)	$0.45	-
Outstanding, June 30, 2010	4,330,000	$0.12	$ 293,553

Granted	390,000	$0.14 CDN	-
Exercised	(40,000)	$0.09	-
Expired	(250,000)	$0.55	-
Forfeited	(500,000)	$0.14 CDN
Outstanding, June 30, 2011	3,930,000	$0.12 CDN	$ -

Exercisable, June 30, 2011	3,890,000	$0.12 CDN

Exercisable, June 30, 2010	3,920,000	$0.14

The following summarizes information about share purchase options outstanding as at June 30, 2011:

	Exercise		Remaining
Number	Price	Expiry Date	Contractual Life

3,540,000	$0.12 CDN	March 18, 2012	0.72 years
350,000	$0.15 CDN	October 29, 2012	1.33 years
40,000	$0.064 CDN	June 10, 2013	1.95 years
3,930,000

The weighted-average grant date fair value of options granted during the years 2011 and 2010 was $0.10 and $0.11 respectively.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Stated in US Dollars)

Note 9

Common Stock – (cont’d)

b)

Commitments: - (cont’d)

Stock-based Compensation Plan – (cont’d)

Non-Employee Share Purchase Options

In accordance with the guidance of ASC 815-40-15, stock options granted to non-employees that are exercisable in Canadian dollars are required to be accounted for as derivative liabilities because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than the Company’s US dollar functional currency.

The non-employee share purchase option liabilities are accounted for at their respective fair values and are summarized as follows:

	2011	2010
Fair value of non-employee options, at beginning of the year	$ 40,600	$ -
Fair value of non-employee options, at issuance	10,745	31,900
Fair value of non-employee options vesting during the year	27,031	-
Reclassification of cancelled non-employee stock options to additional paid in capital	(20,405)	-
Change in fair value of non-employee options for the period	(38,815)	8,700
Fair value of non-employee options at end of the year	$ 19,156	$ 40,600

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

The share purchase option liabilities are accounted for at their respective fair values and are summarized as follows:

	2011	2010
Fair value of employee options, at beginning of the year	$ 469,000	$ -
Fair value of employee options, at issuance	26,864	368,500
Change in fair value of employee options for the period	(330,425)	100,500
Fair value of employee options at end of the year	$ 165,439	$ 469,000

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

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

Stock-based compensation charges have been determined under the using the following weighted average assumptions:

	2011	2010

Expected dividend yield	0.00%	0.00%
Expected volatility	151.61%	145.84%
Risk-free interest rate	0.35%	0.41%
Expected term in years	2.00	1.95

Stock-based compensation amounts are classified in the Company’s Statement of Operations as follows:

	2011	2010
Wages and management fees	$ (331,176)	$ 500,900
Investor relations	27,090	-
	$ (304,086)	$ 500,900

A summary of changes in the Company’s unvested stock options for the years ended June 30, 2011 and 2010 is presented below:

	2011		2010
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Options	Fair Value	Options	Fair Value

Outstanding, beginning of year	410,000	$0.13	102,500	$0.09
Granted	390,000	$0.10	4,040,000	$0.11
Expired	(200,000)	$0.13	(60,000)	$0.09
Forfeited	-		(12,500)	$0.09
Vested	(560,000)	$0.12	(3,660,000)	$0.11

Outstanding, end of year	40,000	$0.08	410,000	$0.13

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Stated in US Dollars)

Note 9

Common Stock – (cont’d)

b)

Commitments: - (cont’d)

Stock-based Compensation Plan – (cont’d)

Warrants

At June 30, 2011 and 2010, the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

Exercise
Number	Price	Expiry Date

15,000,000	$0.15 CDN	March 18, 2012

Note 10

Research and Development Costs

Research and development expense, included in cost of sales, consists of the following for the years ended June 30, 2011 and 2010.

	2011	2010
Testing services	$ 30,962	$ 35,901

Note 11

Related Party Transactions

The Company was charged the following amounts by directors or private companies with common directors during the years ended June 30, 2011 and 2010:

	2011	2010
Wages and management fees	$ 186,793	$ 181,064
Share-based compensation	(265,475)	413,000
	$ (78,682)	$ 594,064

Note 12

Income Taxes

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	2011	2010

Net operating losses	$ 1,885,000	$ 1,566,000
Property, plant and equipment	(52,000)	(113,000)
Stock option deduction	-	45,000
Expenses not currently deductible	26,000	10,000
Valuation allowance	(1,859,000)	(1,508,000)
Net deferred tax assets	$ -	$ -

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Stated in US Dollars)

Note 12

Income Taxes – (cont’d)

The provision for income taxes differ from the amount established using the statutory income tax rate as follows:

	June 30, 2011	June 30, 2010

Income tax benefit at statutory rate	$ 246,000	$ (676,000)
Foreign income taxed at foreign statutory rate	(43,000)	(35,000)
Expiry of losses		9,000
Change in fair value of derivative liability	(400,000)	271,000
Stock-based compensation	(82,000)	87,000
Effect of foreign exchange and other	(79,000)	(18,000)
Effect of reduction in tax rates	7,000	31,000
Increase (decrease) in valuation allowance	351,000	331,000
Deferred income tax recovery	$ -	$ -

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the future tax asset has been established at both June 30, 2011 and June 30, 2010.

As at June 30, 2011, the Company had estimated net operating loss carry-forwards available to reduce taxable income in future years, which were incurred in the United States and Canada as follows:

	United States	Canada	Total

2014	$ -	$ 88,000	$ 88,000
2015	-	174,000	174,000

2017	277,000	-	277,000
2018	259,000	-	259,000
2019	194,000	-	194,000
2020	146,000	-	146,000
2021	208,000	-	208,000
2022	134,000	-	134,000
2023	32,000	-	32,000
2024	134,000	-	134,000

2026	-	188,000	188,000
2027	331,000	226,000	557,000
2028	848,000	191,000	1,039,000
2029	493,000	193,000	686,000
2030	819,000	280,000	1,099,000
2031	566,000	162,000	728,000
	$ 4,441,000	$ 1,502,000	$ 5,943,000

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Stated in US Dollars)

Note 12

Income Taxes – (cont’d)

Uncertain Tax Positions

The Company makes an assessment of its income tax positions for all years subject to examination based upon an evaluation of the facts, circumstances and information available at the reporting date.  For all tax positions where there is a more than 50% likelihood that a tax benefit will be sustained by a tax authority with full knowledge of all relevant information, the Company fully recognizes the tax position taken.  For income tax positions where there is a 50% or less likelihood the tax benefit would be sustained, no tax benefit is recognized in the financial statements.

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.  The Company’s tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until respective statute of limitation.  The Company currently has no tax years under examination. The Company is subject to tax examinations by tax authorities for all taxation years commencing after 2004.

At June 30, 2011, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

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

During the year ended June 30, 2011, two customers accounted for 98% of total revenues (each representing 72% and 26% respectively) (2010: two customers accounted for 87% of total revenues (each representing 71% and 16% respectively).  The amounts receivable from each of these customers at June 30, 2011 is $Nil and $43,261 respectively (2010: $15,444 and $48,420 respectively).  The loss of either of these customers or the curtailment of purchases by such customers could have material adverse effects on the Company’s financial condition and results of operations.

Note 14

Interest and Other Income

Interest and other income in 2010 includes an amount of $90,000 in respect of funds received from Pyrotite Corporation (“Pyrotite”) as final mediated settlement of a dispute over an agreement between Pyrotite and the Company to share revenues earned from the sale of products utilizing a fire retardant technology. In addition to the payment, Pyrotite agreed to convey all of its right, title and interest in the technology to the Company.

Note 15

Contingencies

In the ordinary course of business, the Company is subject to potential warranty claims. Accruals are made to offset potential claims where such liabilities can be reasonably estimated. Although it is possible that liabilities may be incurred in instances for which no accruals have been made, the Company does not believe that the ultimate outcome of these matters will have a material impact on its consolidated financial position.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of June 30, 2011, and has concluded the disclosure controls and procedures were ineffective as discussed in greater detail below.  As of the date of this filing, the Company is still in the process of remediating such material weaknesses in its internal controls and procedures.

(b)  Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of its internal control over financial reporting as of June 30, 2011.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, management with the participation of our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2011, due to the existence of a significant deficiency constituting a material weakness, as described in greater detail below.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In light of this material weakness, the Company performed additional post-closing procedures and analyses in order to prepare the consolidated financial statements included in this report. As a result of these procedures, the Company believes its consolidated financial statements included in this report present fairly, in all material respects, the financial position, results of operations and cash flows for the year ended June 30, 2011.

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

Material Weaknesses Identified

In connection with the preparation of the consolidated financial statements for the year ended June 30, 2011, management identified the following material weakness in internal control:

Our company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2012 assessment of the effectiveness of our internal control over financial reporting.

Such remediation would entail enhancing the training and oversight of the accounting personnel responsible for non-routine transactions involving complex accounting matters and engaging the services of an independent consultant with sufficient expertise in income tax and complex US GAAP matters to assist us in the preparation of our financial statements.

(c)  Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of our fiscal year ended June 30, 2011 that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

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

August 31, 2011

_______________________________________________________________________________

_______________________________________________________________________________

                                                                        Date of

                                                                          First

                                                                    Election or

Name                       Position                        Age      Appointment

David J. Corcoran (1)(2)(6)CFO/Director                     63        July 1986

Michael D. Huddy (3)       President/CEO/Director           59    February 1993

Lindsey Nauen (4)          Corporate Secretary              59    December 2003

Craig Roberts (1)(5)(6)    Director                         38      August 2006

Victor A. Yates (1)        Director                         65    November 1987

-------------------------------------------------------------------------------

(1)  Member of Audit Committee.

(2)  He spends over half of his time on the affairs of the Company.

     Business Address: c/o International Barrier Technology Inc.

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

(6) Member of the Compensation Committee

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

Compliance with Section 16(a) of the Exchange Act

The Board of Directors, all Officers, and major shareholders of 10% or more of International Barrier Technology Inc. are in compliance with all reporting requirements of the exchange act.  Craig Roberts, a director, late filed one Form 4 during Fiscal 2011, related to the grant of stock options replacing expired options.

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

Board Meetings and Committees; Annual Meeting Attendance

During Fiscal 2011, the Board of Directors held six regularly scheduled meetings, and six special and telephone meetings.  For various reasons, Board members may not be able to attend a Board meeting; all Board members are provided information related to each of the agenda items before each meeting, and, therefore, can provide counsel outside the confines of regularly scheduled meetings.  No director attended fewer than 75% of the aggregate of: (1) the total number of meetings of the Board of Directors, while he was a Director; and (2) the total number of meetings of committees of the Board of Directors on which the director served.  Directors are encouraged to attend annual meetings of our stockholder; three of the directors physically attended the November 2010 annual shareholders meeting and one director attended via teleconference.

The attendance records of our Board members during Fiscal 2011 were:

Name	Board of Director Meetings	Audit Committee Meetings
David Corcoran	6 of 6	12 of 12
Michael Huddy	6 of 6
Craig Roberts	5 of 6	12 of 12
Victor Yates	6 of 6	12 of 12

Nominating Committee and Compensation Committee

The Company does not have a Nominating Committee.  The entire Board of Directors is responsible for screening potential director candidates and recommending qualified candidates for nomination as members of the Board of Directors. In evaluating potential director candidates, the Board of Directors considers recommendations of potential candidates from incumbent directors, management and stockholders.  Any recommendation submitted by a stockholder to the Board of Directors must include the same information concerning the potential candidate and the stockholder, and must be received in the time frame described herein for the Calendar 2011 Annual meeting.

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

Audit Committee

The Company has an Audit Committee, which recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company’s audits, the Company’s internal accounting controls, and the professional services furnished by the independent auditors to the Company.  The current members of the Audit Committee are: David Corcoran, Craig Roberts (independent) and Victor Yates (independent).  The Audit Committee met monthly in Fiscal 2011 and has met three times during Fiscal 2012-to-date.

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

Further, Directors’ attendance at Annual Meetings can provide shareholders with an opportunity to communicate with Directors about issues affecting the Company.  The Company does not have a policy regarding director attendance, but all Directors are encouraged to attend the Annual Meeting of Shareholders.  All of our directors attended our Annual Meeting in November 2010.

ITEM 11.  EXECUTIVE COMPENSATION

Director Compensation

The Company compensates Directors for their service in their capacity as Directors, $750 per physical meeting.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During Fiscal 2011/2010/2009, Directors were paid $17,250, $13,500, and $6,795 for attending meetings, respectively. During the year ended June 30, 2011, Craig Roberts was granted 250,000 common share purchase options.  The options granted to the director are exercisable in Canadian currency that requires them to be recorded as liabilities due to their exercise price being denominated in a currency other than the functional currency of the Company.

Executive Officer Compensation

The following table sets forth the summary of compensation earned during Fiscal 2010 and Fiscal 2011 by the Company’s Chief Executive Officer and its other named Executive Officers.  The following table excludes Directors’ Fees paid to Executive Officers who are also Directors; refer to Table No. 6.

Table No. 5
Summary Compensation Table
Executive Officers
Name and Principal Positions	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Comp.	TOTAL
Michael Huddy President/CEO	2011 2010	$120,250 $124,500	Nil Nil	Nil Nil	$Nil $88,000	Nil Nil	Nil Nil	Nil Nil	$120,250 $212,500
David Corcoran Administrator/CFO	2011 2010	$50,000 $50,000	Nil Nil	Nil Nil	$Nil $88,000	Nil Nil	Nil Nil	Nil Nil	$50,000 $138,000
Lindsey Nauen Corporate Secretary	2011 2010	Nil Nil	Nil Nil	Nil Nil	$Nil $Nil	Nil Nil	Nil Nil	Nil Nil	$Nil $Nil

(1) The determination of value of option awards is based upon the grant date fair value determined using either the binomial or Black-Scholes Option pricing model, details and assumptions of which are set out in Notes 2 and 9 to the consolidated financial statements included in this Annual Report.

_________________________________________________________________________________________

_________________________________________________________________________________________

Director Compensation

The following table sets forth the summary of compensation earned during Fiscal 2010 through Fiscal 2011 by the Company’s Directors.  For Executive Officers who are also Directors, this table includes only Directors Fees; refer to Table No. 5 for all other compensation for them.

Table No. 6
Summary Compensation Table
Directors
Director Name	Fiscal Year	Fees Earned or Paid In Cash	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Comp.	TOTAL
David Corcoran	2011 2010	$4,750 $3,750	Nil Nil	Nil $88,000	Nil Nil	Nil Nil	Nil Nil	$4,750 $91,750
Michael Huddy (1)	2011 2010	$4,750 $5,250	Nil Nil	Nil $88,000	Nil Nil	Nil Nil	Nil Nil	$4,750 $93,250
Craig Roberts	2011 2010	$4,000 $2,250	Nil Nil	$26,862 $60,500	Nil Nil	Nil Nil	Nil Nil	$30,862 $62,750
Victor Yates	2011 2010	$4,750 $3,750	Nil Nil	Nil $88,000	Nil Nil	Nil Nil	Nil Nil	$4,750 $91,750

 (1) $1,500 of Director’s Fees paid in Fiscal 2010 to Michael Huddy were earned, but not paid in the previous year.

 (2) The determination of value of option awards is based upon the grant date fair value determined by either binomial or Black-Scholes Option pricing model, details and assumptions of which are set out in Notes 2 and 9 to the consolidated financial statements included in this Annual Report.

_________________________________________________________________________________________

_________________________________________________________________________________________

Stock Options

The Company grants stock options to Directors, Executive Officers and employees/consultants; refer to ITEM #11, “Stock Options” and Tables 5/6/7/8/9.

Stock Options Granted/Expired During The Most Recently Completed Fiscal Year

During the most recently completed fiscal year, the 390,000 incentive stock options were granted to Executive Officers, Directors, employees/consultants.  The Company has no equity or non-equity incentive plans.  250,000 stock options previously granted to Executive Officers and Directors were cancelled, forfeited, or expired un-exercised; and 500,000 stock options previously granted to employees and/or consultants were cancelled, forfeited, or expired un-exercised.

Table No. 7
Grants of Plan-Based Awards During Fiscal 2011 Ended 6/30/2011
Name	Grant date	All other Stock awards: Number of shares of stock or units (#)	All other Option awards: Number of Securities Underlying Options (#)	Exercise or base price of option awards ($/Sh)	Grant date Fair value of stock and option awards
Directors	10/29/2010	Nil	250,000	CDN$0.15	CDN$0.15
Consultant	10/29/2010	Nil	100,000	CDN$0.15	CDN$0.15
Consultant	6/10/2011	Nil	40,000	CDN$0.064	CDN$0.09

Columns (c) through (h) have been omitted since the Company has no equity or non-equity incentive plans.

_______________________________________________________________________________

_______________________________________________________________________________

Outstanding Equity Awards at Fiscal Year-End

The following table gives certain information concerning unexercised stock options; common stock that has not vested; and equity incentive plan awards for Executive Officers, Directors, Employees/Consultants outstanding as of the end of Fiscal 2011 Ended 6/30/2011.

Table No. 8
Outstanding Equity Awards at Fiscal Year-End
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Michael Huddy	800,000	Nil	Nil	CDN$0.12	3/18/2012
David Corcoran	800,000	Nil	Nil	CDN$0.12	3/18/2012
Victor Yates	800,000	Nil	Nil	CDN$0.12	3/18/2012
Craig Roberts	550,000	Nil	Nil	CDN$0.12	3/18/2012
Craig Roberts	250,000	Nil	Nil	CDN$0.15	10/29/2012
Employee/Consultants	590,000	Nil	Nil	CDN$0.12	3/18/2012
Consultant	100,000	Nil	Nil	CDN$0.15	10/29/2012
Consultant	Nil	40,000	Nil	CDN$0.064	6/10/2013

Columns (g) through (j) have been omitted since the Company has not granted any stock awards.

_____________________________________________________________________________________________________

_____________________________________________________________________________________________________

Option Exercises and Stock Vested

During Fiscal 2011 ended 6/30/2011, there were exercises of 40,000 stock options, grants of 390,000 stock options, and the Company made no stock awards.

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

Change of Control Remuneration

The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2011 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Executive Officer.

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

Pension/Retirement Benefits

No funds were set aside or accrued by the Company during Fiscal 2011 to provide pension, retirement or similar benefits for Directors or Executive Officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

We have no long-term incentive plans.

The following table summarizes certain information regarding our equity compensation plan as at June 30, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Equity compensation plans approved by security holders	3,930,000	CDN$0.12	515,493

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	3,930,000	CDN$0.12

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

August 31, 2011

______________________________________________________________________________

Title                                              Amount and Nature   Percent

   of                                                  of Beneficial        of

Class    Name/Address of Beneficial Owner                  Ownership   Class #

------------------------------------------------------------------------------

Common   Carl Marks Group (1)                              8,615,695     19.1%

------------------------------------------------------------------------------

Common   Michael Huddy (2)                                 2,730,260      6.0%

Common   David Corcoran (3)                                1,935,685      4.3%

Common   Victor Yates (4)                                  1,229,772      2.7%

Common   Craig Roberts (5)                                 1,600,000      3.5%

Common   Lindsay Nauen                                             0      0.0%

Total Directors/Officers                                   7,495,717     15.5%

TOTAL 5% and Directors/Officers                           16,111,412     32.9%

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

    1934, as amended.  Carl Marks IB LLC is a partnership of Carl Marks & Co. LP and Martin

    Lizt. Andrew M. Boas and Robert Speer of New York, Limited Partners in Carl Marks & Co.

    LP, exercise direction/control over Carl Marks IB LLC.  Carl Marks & Co. LP is a limited partnership of 18 partners.  Carolyn Marks Blackwood and Linda Marks Katz are the two greater than 10% holders of the partnership.  Included for Martin Lizt are 300,000 currently exercisable warrants and 250,000 currently exercisable stock options.

(2) 800,000 represent currently exercisable stock options and 350,000 represent currently exercisable warrants.

(3) 800,000 represent currently exercisable stock options.

    429,772 shares/options (above) held indirectly through Corcoran

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

(5) Included are 400,000 currently exercisable warrants and 800,000 currently exercisable stock options.  Excludes 600,000 shares owned by family members, where he disavows beneficial interest and does not have voting or disposition control.

# Based on 44,454,926 shares outstanding as of 8/31/2011.

______________________________________________________________________________

______________________________________________________________________________

Escrowed Common Shares

On 5/15/1987, the Company issued 296,500 shares of “Principal Escrow” common stock at CDN$0.01 per share.  Effective 11/24/2004, 124,530 of these shares were cancelled and returned to the treasury.  48,922 of these shares are still escrowed and outstanding.  On 8/31/2011, these are held:

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

August 31, 2011

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

                                         Common    Exer.       Grant  Expir’n

Name                                      Stock    Price        Date     Date

-----------------------------------------------------------------------------

David Corcoran                          800,000    $0.12CDN  3/18/10  3/18/12

Victor Yates                            800,000    $0.12CDN  3/18/10  3/18/12

Michael Huddy                           800,000    $0.12CDN  3/18/10  3/18/12

Craig Roberts                           550,000    $0.12CDN  3/18/10  3/18/12

Craig Roberts                           250,000    $0.15CDN 10/29/10 10/29/12

Subtotal Officers/Directors           3,200,000

Consultant                              100,000    $0.15CDN 10/29/10 10/29/12

Employees/Consultants                   590,000    $0.12CDN  3/18/10  3/18/12

Consultant (1)                           40,000    $0.064CDN 6/10/11  6/10/13

Total Officers/Directors/Employees    3,930,000

-----------------------------------------------------------------------------

(1)

25% of the options vest every six months following grant date.

_____________________________________________________________________________

_____________________________________________________________________________

Share Purchase Warrants

As of 8/31/2011, 15,000,000 share purchase warrants at CDN0.15 were outstanding with an expiry date of 3/15/2012.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Corcoran, Administrator/CFO/Director

Mr. Corcoran is compensated for his managerial services to the Company indirectly through Corcoran Enterprises Ltd., a private company controlled by Mr. Corcoran.  During Fiscal 2011/2010, $50,000 and $50,000 were paid/accrued to Corcoran Enterprises Ltd., respectively.

Other than described above, there have been no transactions since 6/30/2011, or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional accounting services were rendered by BDO Dunwoody LLP for Fiscal 2011 and Fiscal 2010.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements incurred in the fiscal years ended 6/30/2011 and 6/30/2010 were $72,822 and $74,492, respectively.

Audit Related Fees

The Company incurred no fees during fiscal years ended 6/30/2010 and 6/30/2009.

Tax Fees

The Company incurred tax fees of $Nil and $2,392 during fiscal years ended 6/30/2011 and 6/30/2010 for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

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

23.  Consent of Experts and Counsel:

     Consent of Auditor: BDO Canada LLP, dated 10/12/2011

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

International Barrier Technology Inc. --– SEC File #000-20412

Registrant

Dated: October 12, 2011 By /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: October 12, 2011 By /s/ David Corcoran
David Corcoran, CFO/Director