Form 10-Q
period 2011-09-30
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2011-11-14
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 10/31/2011: 44,454,926 Common Shares w/o par value

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONSOLIDATED BALANCE SHEETS September 30, 2011 and June 30, 2011 (Stated in US Dollars) (Unaudited)

	September 30,	June 30,
	2011	2011

ASSETS
Current
Cash and cash equivalents	$ 235,425	$ 268,742
Accounts receivable	77,801	49,825
Inventory - Note 4	198,562	230,226
Prepaid expenses and deposits	28,209	46,359
Total Current Assets	539,997	595,152
Property, plant and equipment	3,334,442	3,387,810
Patent, trademark, and technology rights	-	19,273
Total Assets	$ 3,874,439	$ 4,002,235

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 440,444	$ 401,562
Customer deposits	-	19,844
Derivative liability - Note 3	185,700	741,357
Current portion of long term debt - Note 5	422,676	76,412
Obligation under capital leases	52,761	57,911
Total Current Liabilities	1,101,581	1,297,086
Long-term debt – Note 5	-	339,709
Obligation under capital leases	224,347	231,907
Total Liabilities	1,325,928	1,868,702

STOCKHOLDERS' EQUITY
Common Stock - Note 6 Authorized: 100,000,000 common shares without par value Issued: 44,454,926 common shares (2011: 44,454,926)	15,463,675	15,463,675
Additional paid-in capital	1,425,955	1,030,593
Accumulated deficit	(14,341,119)	(14,360,735)
Total Stockholders’ Equity	2,548,511	2,133,533
Total Liabilities and Stockholders’ Equity	$ 3,874,439	$ 4,002,235

APPROVED BY THE BOARD OF DIRECTORS

"David Corcoran"		"Victor Yates"
David Corcoran	Director	Victor Yates	Director

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME for the three months ended September 30, 2011 and 2010 (Stated in US Dollars) (Unaudited)
	Three months ended
	September 30,

	2011	2010

Sales	$ 1,085,288	$ 879,269

Cost of Sales	1,022,679	795,621

Gross Profit	62,609	83,648

Expenses
Accounting and audit fees	26,479	32,301
Filing Fees	-	1,071
Insurance	24,430	27,063
Interest and bank charges	62	177
Legal fees	3,237	10,026
Office and miscellaneous	12,836	12,614
Sales, marketing, and investor relations	6,379	85,670
Telephone	2,864	3,044
Wages and management fees - Notes 6 and 7	90,582	81,124

Total Administrative Expenses	166,869	253,090

Loss before other income	(104,260)	(169,442)

Foreign exchange gain (loss)	(14,158)	14,474
Interest and other income	85	-
Change in fair value of derivative liability – Note 3	379,581	216,000
Interest on long-term obligations	(11,709)	(14,760)

Total Other Income	353,799	215,714

Net income for the period	$ 249,539	$ 46,272

Basic and diluted income per share	$ 0.01	$ 0.00

Weighted average number of shares outstanding	44,454,926	44,414,926

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS for the three months ended September 30, 2011 and 2010 (Stated in US Dollars) (Unaudited)
	Three months ended
	September 30,
	2011	2010

Operating Activities
Net income for the period	$ 249,539	$ 46,272
Items not involving cash:
Depreciation - plant and equipment	69,940	66,575
Amortization - patent, trademark and technology rights	19,273	31,204
Stock-based compensation - investor relations	(3,267)	27,031
Stock-based compensation - wages	(7,370)	(36,400)
Change in fair value of derivative liability	(379,581)	(216,000)
Changes in non-cash working capital balances related to operations:
Accounts receivable	(27,976)	(2,498)
Inventory	31,664	47,339
Prepaid expenses and deposits	18,150	(6,364)
Accounts payable and accrued liabilities	38,882	17,583
Customer deposits	(19,844)	-

Net cash used in operating activities	(10,590)	(25,258)

Cash Flows provided by Financing Activities
Repayments on long-term debt	(18,569)	(17,286)
Advances on bank loan facility	25,124	-
Decrease in obligations under capital lease	(12,710)	(11,982)
Net cash used in financing activities	(6,155)	(29,268)

Cash Flows used in Investing Activities
Acquisition of equipment	(16,572)	(4,572)
Net cash used in investing activities	(16,572)	(4,572)

Decrease in cash and cash equivalents during the period	(33,317)	(59,098)

Cash and cash equivalents, beginning of the period	268,742	863,121

Cash and cash equivalents, end of the period	$ 235,425	$ 804,023

Supplemental Cash Flow Information
Cash paid for interest	$ 11,709	$ 14,760

Cash paid for income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC. INTERIM CONSOLIDATED STATEMENT CHANGES IN STOCKHOLDERS’ EQUITY for the period ended September 30, 2011 (Stated in US Dollars) (Unaudited)
	Common Stock		Additional
	Issued		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2010	44,414,926	$ 15,457,697	$ 1,012,052	$ (15,256,546)	$ 1,213,203

Reclassification of derivative liability on cancellation of stock options	-	-	20,405	-	20,405
Stock-based compensation	-	-	514	-	514
Issued for exercise of stock option – at $0.09	40,000	3,600	-	-	3,600
Transferred to additional paid in capital for the exercise of stock options	-	2,378	(2,378)	-	-
Net income for the year	-	-	-	895,811	895,811

Balance, June 30, 2011	44,454,926	15,463,675	1,030,593	(14,360,735)	2,133,533
Cumulative effect of accounting change – Note 2	-	-	395,362	(229,923)	165,439
Net income for the period				249,539	249,539

Balance, September 30, 2011	44,454,926	$ 15,463,675	$ 1,425,955	$ (14,341,119)	$ 2,548,511

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Stated in US Dollars)

(Unaudited)

Note 1

Nature of Operations and Ability to Continue as a Going Concern

The Company develops, manufactures and markets proprietary fire resistant building materials branded as Blazeguard in the United States of America and, as well, the Company owns the exclusive U.S. and international rights to the Pyrotite fire retardant technology.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2011 the Company had a working capital deficit of $561,584 and had an accumulated deficit of $14,341,119 (June 30, 2011 - $14,360,735) since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company expects to fun short-term cash flow requirements with remaining cash reserves and positive operating cash flow anticipated with increasing sales volume over the next year.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

The Company was incorporated under the British Columbia Company Act and is publicly traded on the TSX Venture Exchange in Canada (“TSX-V”) and the OTC Bulletin Board in the United States of America.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the year ended June 30, 2011. The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending on June 30, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

Note 2

Adoption of New Accounting Policy

In April, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-13 (“ASU 2010-13”) “ Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. ASU 2010-13 clarifies that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, such awards would not be classified as liabilities if they otherwise qualify as equity. ASU 2010-13 became effective for fiscal years commencing after December 15, 2010 with early adoption permitted. Thus, this guidance became effective for the Company commencing July 1, 2011 as the Company had chosen not to early adopt these provisions.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Stated in US Dollars)

(Unaudited)

Note 2

Adoption of New Accounting Policy – (cont’d)

The Company’s outstanding employee share-purchase options have an exercise price denominated in Canadian dollars whereas the functional currency for the Company’s operations is the US dollar. Prior to the adoption of ASU 2010-13, the Company recorded and classified these instruments as a liability in accordance with the provisions of Topic 718 because they were indexed to a factor that was considered to be other than a market, performance or service condition. However, given that a substantial number of the Company’s shares trade in each of Canada and the United States, effective July 1, 2011, the Company’s employee share purchase options have been recorded and classified as equity instruments.

The transition provisions of ASU 2010-13 require a cumulative effect adjustment as of July 1, 2011 to reflect the amounts that would have been recorded and recognized if the guidance of ASU 2010-13 had been applied consistently since the inception of the awards outstanding at July 1, 2011.

The cumulative effect of this change in accounting principle of $165,439 was to recognize an increase of additional paid-in capital of $395,362 representing the fair value of the employee options on their respective grant dates and record a charge to accumulated deficit of $229,923. In addition, the Company reversed the fair value of the derivative liability previously associated with the employee share-purchase options on July 1, 2011 in the amount of $165,439.

Note 3

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

As at September 30, 2011, the Company’s Level 3 liabilities consisted of the warrants issued in connection with the Company’s offering of equity units in a private placement and share purchase options granted to non-employees. The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable. A summary of the Company’s Level 3 liabilities for the three months ended September 30, 2011 and the year ended June 30, 2011 is as follows:

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Stated in US Dollars)

(Unaudited)

Note 3

Fair Value Measurements – (cont’d)

	Three months ended September 30, 2011	Year ended June 30, 2011
Warrants

Beginning fair value	$ 556,762	$ 2,010,000
Change in fair value	(379,581)	(1,453,238)

Ending fair value	$ 177,181	$ 556,762

Non-employee options

Beginning fair value	$ 19,156	$ 40,600
Issuance	-	10,745
Transfers in	-	27,031
Transfers out	-	(20,405)
Change in fair value	(10,637)	(38,815)

Ending fair value	$ 8,519	$ 19,156

	$ 185,700	$ 575,918

The Company used the Black-Scholes model to estimate the fair value of the warrants with the following assumptions:

	September 30, 2011	June 30, 2011

Expected life (years)	0.47	0.72
Risk-free interest rate	0.06%	0.19%
Expected volatility	146.29%	146.29%
Expected dividend yield	0.00%	0.00%

As a result of the adopting the guidance of ASU 2010-13 (Note 2) and the activity of the Company’s Level 3 liabilities for the three months ended June 30, 2011, the Company’s derivative liability is summarized as follows:

	Warrants	Non-Employee options	Employee options	Total

Balance, June 30, 2011	$ 556,762	$ 19,156	$ 165,439	$ 741,357
Cumulative effect of adopting ASU 2010-13 – Note 2	-	-	(165,439)	(165,439)
Change in fair value	(379,581)	(10,637)	-	(390,218)

Balance, September 30, 2011	$ 177,181	$ 8,519	$ -	$ 185,700

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Stated in US Dollars)

(Unaudited)

Note 4

Inventory

	September 30, 2011	June 30, 2011

Raw materials	$ 165,167	$ 153,369
Finished goods	33,395	76,857

	$ 198,562	$ 230,226

Note 5

Long-term debt

	September 30, 2011	June 30, 2011

Revolving bank loan facility in the amount of $250,000 bearing interest at 6.75% per annum and secured by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease.  The balance is due on September 1, 2012

	$ 206,847	$ 181,723

Term bank loan facility in the amount of $500,000 bearing interest at 7% annum and secured by a second charge over the real estate. The facility is being amortized over 7 years with fixed monthly blended payments of principal and interest totalling $7,550 and has a balloon payment due July 1, 2012.	215,829	234,398
	422,676	416,121
Less: current portion	(422,676)	(76,412)
	$ -	$ 339,709

Note 6

Common Stock

Escrow:

At September 30, 2011, there are 48,922 (June 30, 2011 – 48,922) shares are held in escrow by the Company’s transfer agent. These shares are issuable in accordance with a time release clause in the escrow share agreement. As at September 30, 2011 and June 30, 2011, all of the shares held in escrow are issuable but the Company has yet to request their release.

Commitments:

Stock-based Compensation Plan

At September 30, 2011, the Company has outstanding options that were granted to directors, officers and consultants the option to purchase 3,930,000 common shares of the Company.

A summary of the status of company’s stock option plan for the three months ended September 30, 2011 is presented below:

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Stated in US Dollars)

(Unaudited)

Note 6

Common Stock – (cont’d)

Commitments:  - (cont’d)

Stock-based Compensation Plan – (cont’d)

	Number of shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, June 30, 2011 and September 30, 2011	3,930,000	$0.12 CDN	$ -

Exercisable, September 30, 2011 and June 30, 2011	3,890,000	$0.12 CDN

The following summarizes information about the stock options outstanding at September 30, 2011:

Number	Exercise Price	Expiry Date	Remaining Contractual Life

3,540,000	$0.12 CDN	March 18, 2012	0.47 years
350,000	$0.15 CDN	October 29,2012	1.08 years
40,000	$0.064 CDN	June 10, 2013	1.69 years

3,930,000

Non-Employee Share Purchase Options

In accordance with the guidance of ASC 815-40-15, stock options granted to non-employees with exercise prices that are not denominated in the functional currency of the Company are determined not to be indexed to the Company’s stock and are required to be accounted for as derivative liabilities in accordance with ASC 815 “Derivatives and Hedging”.

The non-employee share purchase option liabilities are accounted for at their respective fair values and are summarized as follows:

Fair value of non-employee options, June 30, 2011	$ 19,156
Change in fair value of non-employee options for the period	(10,637)

Fair value of non-employee options at September 30, 2011	$ 8,519

The non-employee options are required to be re-valued with the change in fair value of the liability recorded as a gain or loss on the change of fair value of derivative liability and included in other items in the Company’s Consolidated Statements of Operations at the end of each reporting period. The fair value of the options will continue to be classified as a liability until such time as they are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as a liability. The fair value of the non-employee options was calculated using the Black-Scholes option pricing model using the following weighted average assumptions: stock price - $0.07; exercise price - $0.12; expected life - 0.5 yrs.; volatility – 146.29%; risk free discount rate – 0.06%

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Stated in US Dollars)

(Unaudited)

Note 6

Common Stock – (cont’d)

Commitments:  - (cont’d)

Stock-based Compensation Plan – (cont’d)

Stock based compensation amounts for the vesting of stock options and the change in fair value of stock options classified as derivative liabilities are classified in the Company’s Statement of Operations as follows:

	2011	2010

Investor Relations	$ (3,267)	$ (27,031)
Wages and management fees	(7,370)	36,400
	$ (10,637)	$ 9,369

Warrants

At September 30, 2011, the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

Number	Exercise Price	Expiry date
15,000,000	$0.15 CDN	March 18, 2012

Note 7

Related Party Transactions

The Company was charged the following by directors of the Company or private companies with common directors during the three months ended September 30, 2011 and 2010:

	Three months ended
	September 30,
	2011	2010
Wages and management fees	$44,809	$14,835

Note 8

Segmented Information and Sales Concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials. Substantially all of the Company’s revenues and long-term assets are located in the United States.

During the three months ended September 30, 2011, two customers accounted for 100% each representing 68% and 32%, respectively (2010: two customers accounted for 96% each representing 66% and 30%, respectively) of sales revenue. The amounts receivable from each of these customers at September 30, 2011 were $3,517 and $73,963 respectively (June 30, 2011: $Nil and $43,261 respectively). The loss of either of these customers or the curtailment of purchases by such customers could have a material adverse effect on the Company’s financial condition and results of operations.

Note 9

Comparative Figures

Certain comparative figures have been reclassified to be consistent with the current year’s presentation.

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

Sales revenue reported for the reporting period ending September 30, 2011 was up 23% to $1,085,288 in comparison to $879,269 generated in the same quarterly period in 2010. Total sales volume, as measured by surface volume of product shipped, was 2,209,800 sq. ft.  This is a 25% increase from the 1,774,100 sq. ft. shipped during the first quarter in the previous year.

Sales into the Residential Roof Deck, Wall Assembly, and Structural Insulated Panel Market Sector (LP Flameblock) increased 105% over shipments in the prior year reporting period. Flameblock sales were split between the Mid Atlantic at 45%, Midwest at 26%, the South at 15%, the West at 10%, and 4% into the Structural Insulated Panel market. Shipments into the Commercial Modular Market (FR Deck panel) during the quarter decreased this quarter by 17% over last year’s quarterly shipments.

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

Barrier anticipates the relationship with LP may significantly increase sales volume.  Reported sales revenue for LP products, however, will only include the charges for treatment services, not the underlying OSB substrate as LP will supply its own OSB substrate.  This pass through of the OSB substrate will serve to lower reported “top line” sales revenue, but not necessarily gross profits since margins on substrate have historically been restricted to handling costs only to help keep prices competitive.  Prior to the original LP agreement on January 1, 2010, Barrier purchased OSB from local distributors and invoiced the cost of the substrate to its customer; therefore the cost of the substrate was included in sales revenue.  Barrier’s margin for LP FlameBlock is based on the treatment of the OSB only and does not include substrate costs.

Gross profit for the period was $62,609 vs. $83,648 in the previous year. The gross margin, as a percentage of sales revenue, was 6% in comparison to 9.5%.  Improvements in gross margin are anticipated with gains in manufacturing efficiencies provided by improved production technology and efficiencies created by steady and increased sales volumes. Overhead costs will be spread across a larger manufacturing/sales volume base.  Barrier is intently focused on improving gross margins through this fiscal year and beyond.

Cost of sales for the quarterly reporting period increased to $1,022,679 over the $795,621 last year.  The increase is attributable to the increase in volume produced.  Average cost per sq.ft. of production was $0.46 per sq.ft., in comparison to $0.45 per sq. ft. the prior year quarter.  As shipment volumes continue to increase, we expect the fixed costs included in Cost of Sales will continue to decrease as revenues increase, thus substantially improving gross margins.

Substrate cost and materials/labor were the major expenses in this category.  Substrate accounted for $245,410 for the reporting period versus $248,694 in the same period last year. Materials and labor accounted for an additional $500,877 in the three month period in 2011 versus $305,042 in 2010.

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

Depreciation on plant and equipment is included in cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, increased slightly year-to-date from $66,575 in 2010 to $69,940.  The expense reflects scheduled depreciation of the new manufacturing line equipment and building expansion.  Amortization, another non-cash category of reporting, of the worldwide Pyrotite technology (including patents, technical know-how, and trademarks) began when Barrier purchased it in 2004 and will continue at existing rates until it is fully depreciated.

Administrative expenses for the three month period ending September 30, 2011 decreased to $166,869 from $253,090 in the prior year quarterly period.  The administrative costs per sq. ft. was $0.08 quarterly in comparison to $0.14 for the three month period in 2010.  As volumes continue to increase, a continued trend for overall reduction in the average cost of administrative expense per sq.ft. will manifest. Barrier expects the reduction in the average cost of administration to have a significant impact on bottom line performance in future reporting periods.

Accounting and Audit Fees decreased to $26,479 from $32,301.

Insurance costs have decreased slightly from $27,063 to $24,430.  The difference is due to annually adjusted premiums based on larger sales volume.

Legal fees decreased to $3,237 for the quarterly period ending September 30, 2011.  For the same period in the prior year, legal fees were $10,026.  Legal fees were expended on activities in support of protecting Pyrotite® patents and trademark registration as well as for help in the drafting and review of certain business correspondence.  Barrier believes protecting its technology and trademarks is an important step in positioning itself to develop strategic partners and potential technology licensees.

Barrier has two US patents protecting the manufacturing technology utilized in the production of fire-rated sheathing products utilizing Pyrotite. Barrier has patent pending status on a related patent application in Australia.

Sales, marketing, and investor relations expenses decreased from $85,670 to $6,379 during the period. The major reason for the variance in expense under this category was an enhanced effort placed on investor relations in the prior year. Barrier contracted with an external investor relations and media firm, The Investor Relations Group “IRG,” from July through November 30, 2010.  The partnership fit into a strategy of increasing investor awareness of Barrier’s improving business to the investment community.  In addition to the utilization of IRG, Barrier also contracted with an independent Investor Relations professional to conduct dialogue with current and prospective investors during the time period of October 2010 through April 2011. Barrier remains committed to maintaining strong relationships with our investors through active communication on an ongoing basis.  At this time, the expense of full time external communication partners is on hold temporarily pending future cash inflow.

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

Loss Before Other income of $104,260 is being reported for the quarterly period ending September 30, 2011, whereas in the same period in 2010, a net loss of $169,442 was reported.

Barrier anticipated a slower start as the Flamebock brand enters the market and gains strength.  Losses early in the LP relationship were anticipated. LP and Barrier targeted a market based price that is more competitive to past product pricing and at a level that will support improved market share. As sales continue to increase, gross margins and profits are expected to continue to improve.

Other items include income and costs not directly related to business operations.  Other income items reported during the period herein includes a foreign exchange loss of ($14,158) and interest/other income of $85.  To compare, for the same reporting period last year there was a foreign exchange gain of $14,474 and interest/other income of $0.

In March, 2010, Barrier issued, and sold in a private placement, 15 million shares of stock at the price of $0.10 CDN per share. In addition, the purchasers of the shares were awarded the right to buy an additional share (warrant) at $0.15 CDN. As well, Barrier granted options that were exercisable in Canadian currency whereas the functional currency of the company is the US dollar. As a result of these transactions, Barrier is required to record these instruments as derivative liabilities which are re-measured to their fair value each reporting period. During the quarterly period, the Company reported a fair value gain of $379,581 vs. $216,000 in the comparable quarterly period in 2010.

Interest on Long Term Debt has decreased from $14,760 to $11,709 for the three-month reporting period ending September 30, 2011.

Net Income.  A net income of $249,539 is being reported for the quarterly period ending September 30, 2011, whereas in the same period in 2010, a net income of $46,272 was reported.  Barrier remains focused on cutting costs and improving efficiencies wherever it can.  This includes operating the manufacturing line with maximum efficiency, as the economy remains unsettled and residential construction slowly begins to recover.  Keeping a vigilant handle on costs will help keep operational costs as low as possible and enable recovery to occur sooner and at lower volumes than previously possible.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the nine most recently completed quarters:

	Sept 30 2011	June 30 2011	Mar 31 2011	Dec 31 2010	Sept 30 2010	June 30 2010	Mar 31 2010	Dec 31 2009
Volume shipped (MSF)	2,210	1,861	1,573	1,754	1,774	1,496	1,261	1,343
Total Revenues (000)	$1,085	$765	$735	$877	$879	$574	$660	$791
Operating Loss (000)	$(104)	($175)	($176)	($30)	($169)	($370)	($652)	($101)
Net income (loss) (000)	$250	$31	$11	$808	$46	($117)	($1,883)	($124)
EPS (Loss) Per Share	$0.01	$0.00	$0.00	$0.02	$0.00	($0.00)	($0.06)	($0.00)

Selected Annual Information

The following financial data is for the three most recent years ended June 30:

	2011	2010	2009
Total Revenue	$3,256.0	$2,606.3	$4,092.0
Net income (loss)	895.8	(2,330.0)	(719.0)
Per share	0.02	(0.07)	(0.02)
Per share, fully diluted	0.02	(0.07)	(0.02)
Total assets	4,002.2	5,002.0	4,849.0
Total long-term financial liabilities	571.6	774.0	1,205.0
Cash dividends declared per share	Nil	Nil	Nil

New product and market development

Barrier successfully certified and listed a fire-rated return air plenum product with the International Code Council (ICC-ES) during last fiscal year. In addition, new product labels were approved, enabling the FlameBlock product to be better marketed and utilized in Canada. Prior to this, the thinnest FlameBlock panel marketed was a 15/32 performance grade panel. During last quarter LP and Barrier worked closely together to successfully certify, list, and launch a 7/16 performance grade panel which has proven to be a more competitive match to FRT plywood than the 15/32 panel in many market geographies.

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

Financial position & financings

Barrier ended the period with a working capital deficiency (current assets less current liabilities) of ($561,584).  The negative operating cash flow was ($10,590) in comparison to ($25,258) for the quarterly period ended September 30, 2010.  The net operating cash outflow is derived primarily by reducing the net operating income of $249,539 by the change in fair value of derivative liability of ($379,581) and the non-cash items (stock-based compensation) of ($10,637) and amortization/depreciation of $89,213. Other items included in the calculation of operating cash flow include such items as the change in value of inventory, accounts receivable, prepaid items, and accounts payable.

The Company expects to fund short-term cash flow requirements with remaining cash reserves and positive operating cash flow anticipated with increasing sales volume over the next fiscal year. Barrier has also maintained a short term revolving line of credit ($250,000) at the local Cold Spring National Bank in Cold Spring, Minnesota. As of September 30, 2011 the balance owing on the revolving line of credit was $206,847 leaving an additional $43,153 available to fund short term cash flow requirements.

Investing activities resulted in net cash outflow of ($16,572) in the current period in comparison to a net cash outflow of ($4,572) in the comparable period in the prior year.  The cash outflow was the result of the acquisition of plant and equipment capital improvements.

Financing activities resulted in net cash outflow of ($6,155) in the current period compared to a net cash outflow of ($29,268) for the same quarterly period last year.  The cash outflow resulted from repayments on long-term debt and obligations under capital lease.

There is no unqualified assurance that Barrier will operate profitably or will generate positive cash flow in the future. In addition, Barrier’s operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, the level of competition or general economic conditions.  These factors cast substantial doubt about the Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities as they come due.  The Company’s independent auditors included an explanatory regarding substantial doubt about the Company’s ability to continue as a going concern in their report on the Company’s annual financial statements for the fiscal year ended June 30, 2011.

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

Current and Future Financing Needs

At September 30, 2011, the current cash and cash equivalents totaled $235,425 and there were $43,153 in available funds to draw on the revolving credit facility.  The Company bases its estimate of future cash requirements on assumptions that may prove to be wrong and the requirements for cash are subject to factors, some of which are not within the control of the Company, including:

Increased costs of general and administrative expenses

Increased costs of raw materials and freight

Costs associated with the research and development activities

Costs associated with maintaining property, plant and equipment and intellectual property

Related Party Transactions

During the three months ended September 30, 2011 the Company incurred wages and management fees to the directors and officers of the company of $44,809.  The Company incurred $14,835 in wages and management fees for the same prior year quarterly period.

Capitalization

Authorized: 100,000,000 common shares without par value.

Issued as of June 30, 2011:  44,454,926 common shares at $15,463,675

Issued as of November 14, 2011:  44,454,926 common shares at $15,463,675

Options outstanding:

The following summarizes information about the stock options outstanding at September 30, 2011:

Exercise
Number	Price	Expiry Date

3,540,000	$0.12 CDN	March 18, 2012
350,000	$0.15 CDN	October 29, 2012
40,000	$0.064 CDN	June 10, 2013

3,930,000

At September 30, 2011, the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

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

Derivative Liabilities

The Company’s free standing warrants issued in a conjunction with a private placement and non-employee share purchase options are classified as liabilities. These liabilities are required to be measured at fair value. These instruments are adjusted to reflect fair value at each period end. Any increase or decrease in the fair value are recorded in results of operations as change in fair value of derivative liabilities except for changes in the fair value of non-employee stock options classified as liabilities being recorded in sales, marketing and investor relations fees.  In determining the appropriate fair value, the Company used the Black Scholes pricing model.

Adoption of New Accounting Policy

In April, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-13 (“ASU 2010-13”) “ Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. ASU 2010-13 clarifies that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, such awards would not be classified as liabilities if they otherwise qualify as equity. ASU 2010-13 became effective for fiscal years commencing after December 15, 2010 with early adoption permitted. Thus, this guidance became effective for the Company commencing July 1, 2011 as the Company had chosen not to early adopt these provisions.

The Company’s outstanding employee share-purchase options have an exercise price denominated in Canadian dollars whereas the functional currency for the Company’s operations is the US dollar. Prior to the adoption of ASU 2010-13, the Company recorded and classified these instruments as a liability in accordance with the provisions of Topic 718 because they were indexed to a factor that was considered to be other than a market, performance or service condition. However, given that a substantial number of the Company’s shares trade in each of Canada and the United States, effective July 1, 2011, the Company’s employee share purchase options have been recorded and classified as equity instruments.

The transition provisions of ASU 2010-13 require a cumulative effect adjustment as of July 1, 2011 to reflect the amounts that would have been recorded and recognized if the guidance of ASU 2010-13 had been applied consistently since the inception of the awards outstanding at July 1, 2011.

The cumulative effect of this change in accounting principle of $165,439 was to recognize an increase of additional paid-in capital of $438,007 representing the fair value of the employee options on their respective grant dates and record a charge to accumulated deficit of $272,568. In addition, the Company reversed the fair value of the derivative liability previously associated with the employee share-purchase options on July 1, 2011 in the amount of $165,439.

Other Matters

As at September 30, 2011 the Company did not have any off-balance sheet arrangements to report.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of September 30, 2011 and has concluded the disclosure controls and procedures were ineffective.  As of the date of this filing, the Company is still in the process of remediating such material weaknesses in its internal controls and procedures.

b. Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors identified in the Annual Report on Form 10-K for the year ended June 30, 2011, in response to Item 1A, Risk Factors, to Part I of the Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         a.  No Disclosure Necessary

         b.  No Disclosure Necessary

         c.  No Disclosure Necessary

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary

ITEM 4.  (Removed and Reserved)

ITEM 5.  OTHER INFORMATION

      a. Reports on Form 8-K:

            No Disclosure Necessary

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

               Section 1350

               Certification executed by David Corcoran, CFO/Director

SIGNATURE PAGE

Pursuant to the requirements of Section 12g of the Securities Exchange Act of 1934, the Registrant certifies that it meets all of the requirements for filing on Form 10-Q and has duly caused this Interim Report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Barrier Technology Inc. --– SEC File # 000-20412

Registrant

Dated: November 14, 2011	By: /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: November 14, 2011	By: /s/ David Corcoran
David Corcoran, CFO/Director