Form 10-Q
period 2011-12-31
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2012-02-14
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 1/31/2012: 44,454,926 Common Shares w/o par value

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNATIONAL BARRIER TECHNOLOGY, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
December 31, 2011 and June 30, 2011
(Stated in US Dollars)
(Unaudited)

ASSETS	December 31,	June 30,
	2011	2011

Current
Cash and cash equivalents	$ 153,292	$ 268,742
Accounts receivable	103,855	49,825
Inventory - Note 4	219,135	230,226
Prepaid expenses and deposits	25,636	46,359
Total Current Assets	501,918	595,152
Property, plant and equipment	3,299,192	3,387,810
Patent, trademark, and technology rights	-	19,273
Total Assets	$ 3,801,110	$ 4,002,235

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 425,623	$ 401,562
Customer deposits	-	19,844
Derivative liability - Notes 3 and 7	49,765	741,357
Current portion of long term debt - Note 5	49,690	76,412
Obligation under capital leases	53,546	57,911
Total Current Liabilities	578,624	1,297,086
Long-term debt - Note 5	400,310	339,709
Advance on promissory notes - Note 6	100,000	-
Obligation under capital leases	207,744	231,907

Total Liabilities	1,286,678	1,868,702

STOCKHOLDERS' EQUITY
Common Stock - Note 7
Authorized: 100,000,000 common shares without par value Issued 44,454,926 common shares (June 30, 2011: 44,454,926)	15,463,675	15,463,675
Additional paid-in capital	1,425,955	1,030,593
Accumulated deficit	(14,375,198)	(14,360,735)

Total Stockholders' Equity	2,514,432	2,133,533

Total Liabilities and Stockholders' Equity	$ 3,801,110	$ 4,002,235

APPROVED BY THE BOARD OF DIRECTORS

"David Corcoran"		"Victor Yates"
David Corcoran	Director	Victor Yates	Director

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
for the three and six months ended December 31, 2011 and 2010
(Stated in US Dollars)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,

	2011	2010	2011	2010

Sales – Note 9	$ 1,007,932	$ 877,224	$ 2,093,220	$ 1,756,493

Cost of Sales	964,288	818,020	1,986,967	1,613,641

Gross Profit	43,644	59,204	106,253	142,852

Expenses
Accounting and audit fees	35,163	24,333	61,642	56,634
Filing Fees	7,689	7,926	7,689	8,997
Insurance	19,605	22,754	44,035	49,817
Interest and bank charges	41	176	103	353
Legal fees	12,669	22,841	15,906	32,867
Office and miscellaneous	15,231	13,573	28,067	26,187
Sales, marketing, and investor relations	6,357	48,528	12,736	134,198
Telephone	2,643	2,902	5,507	5,946
Transfer agent fees	3,001	5,542	3,001	5,542
Wages and management fees – Notes 7 and 8	98,284	(60,147)	188,866	20,977

Total Administrative Expenses	200,683	88,428	367,552	341,518

Loss before other income	(157,039)	(29,224)	(261,299)	(198,666)

Foreign exchange gain (loss) and other income	4,057	18,709	(10,016)	33,183
Interest on long-term obligations	(13,257)	(12,566)	(24,966)	(27,326)
Change in fair value of derivative liability – Note 3	132,160	831,000	511,741	1,047,000

Total Other Income	122,960	837,143	476,759	1,052,857

Net income for the period	$ (34,079)	$ 807,919	$ 215,460	$ 854,191

Basic and diluted income (loss) per share	$ (0.00)	$ 0.02	$ 0.00	$ 0.02

Weighted average number of shares outstanding	44,454,926	44,414,926	44,454,926	44,414,926

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended December 31, 2011 and 2010
(Stated in US Dollars)
(Unaudited)
	Six months ended
	December 31,

	2011	2010

Operating Activities
Net income for the year	$ 215,460	$ 854,191
Items not involving cash:
Depreciation - plant and equipment	139,004	133,632
Amortization - patent, trademark and technology rights	19,273	62,808
Stock-based compensation - investor relations	(4,235)	28,405
Stock-based compensation - wages	(10,177)	(234,800)
Change in fair value of derivative liability	(511,741)	(1,047,000)
Changes in non-cash working capital balances related to operations:
Accounts receivable	(54,030)	46,391
Inventory	11,091	37,578
Prepaid expenses and deposits	20,723	21,651
Accounts payable and accrued liabilities	24,061	(27,069)
Customer deposits	(19,844)	-

Net cash used in operating activities	(170,415)	(124,213)

Cash Flows provided by Financing Activities
Advance on promissory notes	100,000	-
New loan facility	450,000	-
Repayment on long term debt	(416,121)	(255,570)
Decrease in obligations under capital lease	(28,528)	(26,891)
Net cash provided by (used in) financing activities	105,351	(282,461)

Cash Flows used in Investing Activities
Acquisition of equipment	(50,386)	(36,102)
Net cash used in investing activities	(50,386)	(36,102)

Decrease in cash and cash equivalents during the period	(115,450)	(442,776)

Cash and cash equivalents, beginning of the period	268,742	863,121

Cash and cash equivalents, end of the period	$ 153,292	$ 420,345

Supplemental Cash Flow Information
Cash paid for interest	$ 24,966	$ 27,326

Cash paid for income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the period ended December 31, 2011
(Stated in US Dollars)
(Unaudited)

	Common Stock
			Additional
	Issued	Amount	Paid-in	Accumulated
	Shares		Capital	Deficit	Total

Balance, June 30, 2010	44,414,926	$15,457,697	$1,012,052	$(15,256,546)	$1,213,203
Reclassification of derivative liability on cancellation of stock options	-	-	20,405	-	20,405
Stock-based compensation	-	-	514	-	514
Issued for exercise of stock options - at $0.09	40,000	3,600	-	-	3,600
Transferred to additional paid in capital for the exercise of stock options	-	2,378	(2,378)	-	-
Net income for the year	-	-	-	895,811	895,811

Balance, June 30, 2011	44,454,926	15,463,675	1,030,593	(14,360,735)	2,133,533
Cumulative effect of accounting change - Note 2	-	-	395,362	(229,923)	165,439
Net income for the period	-	-		215,460	215,460

Balance, December 31, 2011	44,454,926	$15,463,675	$1,425,955	$(14,375,198)	$2,514,432

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Stated in US Dollars)

(Unaudited)

Note 1

Nature of Operations and Ability to Continue as a Going Concern

The Company develops, manufactures and markets proprietary fire resistant building materials branded as Blazeguard in the United States of America and, as well, the Company owns the exclusive U.S. and international rights to the Pyrotite fire retardant technology.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2011 the Company had an accumulated deficit of $14,375,198 (June 30, 2011 - $14,360,735) since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company expects to fund short-term cash flow requirements with remaining cash reserves and positive operating cash flow anticipated with increasing sales volume over the next year.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

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

INTERNATIONAL BARRIER TECHNOLOGY, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

Note 3

Fair Value Measurements

The book value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, bank loan facility, long-term debt, advance on promissory notes and obligation under capital leases approximate their fair values. The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

As at December 31, 2011, the Company’s Level 3 liabilities consisted of the warrants issued in connection with the Company’s offering of equity units in a private placement and share purchase options granted to non-employees.  The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information the is unobservable.  A summary of the Company’s Level 3 liabilities for the six months ended December 31, 2011 and the year ended June 30, 2011 is as follows:

INTERNATIONAL BARRIER TECHNOLOGY, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Stated in US Dollars)

(Unaudited)

Note 3

Fair Value Measurements – (cont’d)

	Six months ended December 31, 2011	Year ended June 30, 2011
Warrants

Beginning fair value	$ 556,762	$ 2,010,000
Change in fair value	(511,741)	(1,453,238)

Ending fair value	$ 45,021	$ 556,762

Non-employee options

Beginning fair value	$ 19,156	$ 40,600
Issuance	-	10,745
Transfers in	-	27,031
Transfers out	-	(20,405)
Change in fair value	(14,412)	(38,815)

Ending fair value	$ 4,744	$ 19,156

	$ 49,765	$ 575,918

During the year ended June 30, 2010, the Company sold 15,000,000 units at $0.10 CDN per unit for total proceeds of $1,482,974 ($1,500,000 CDN).  Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $CDN 0.15 for a period of two years.  Upon the adoption of the guidance in ASC 815-40-15 which became effective for the fiscal year that commenced July 1, 2009, the Company recorded the warrants issued as derivative liabilities due to their exercise price being denominated in a currency other than the Company’s US dollar functional currency.

The warrant liability is accounted for at its respective fair values as follows:

	December 31, 2011	June 30, 2011
Beginning Fair Value	$ 566,762	$ 2,010,000
Change in Fair Value	(511,741)	(1,453,238)
Ending Fair Value	$45,021	$556,762

The Company used the binomial option pricing model to estimate the fair value of the warrants with the following assumptions:

	December 31, 2011	June 30, 2011
Expected life (years)	.21	.72
Risk-free interest rate	0.02%	0.19%
Expected volatility	113.2%	146.29%
Expected dividend yield	0.00%	0.00%

INTERNATIONAL BARRIER TECHNOLOGY, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Stated in US Dollars)

(Unaudited)

Note 4

Inventory

	December 31, 2011	June 30, 2011

Raw materials	$ 156,812	$ 153,369
Finished goods	62,323	76,857

	$ 219,135	$ 230,226

Note 5

Long-term debt

	September 30,2011	June 30, 2011

Revolving bank loan facility in the amount of $250,000 bearing interest at 6.75% per annum and secured by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The balance was due on September 1, 2012, but the Company obtained a new facility as discussed below and repaid this facility during the six months ended December 31, 2011	$ -	$ 181,723

Term bank loan facility in the amount of $500,000 bearing interest at 7% annum and secured by a second charge over the real estate. The facility is being amortized over 7 years with fixed monthly blended payments of principal and interest totaling $7,550 and has a balloon payment due July 1, 2012, but the Company obtained a new facility as discussed below and repaid this facility during the six months ended December 31, 2011	-	234,398

Term bank loan facility in the amount of $450,000 bearing interest at 6.25% and secured by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The facility is being amortized over 4 years with fixed monthly blended payments of principal and interest totaling $6,800 with a balloon payment due on January 1, 2016	450,000	-
	450,000	416,121
Less: current portion	(49,690)	(76,412)
	$ 400,310	$ 339,709

INTERNATIONAL BARRIER TECHNOLOGY, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Stated in US Dollars)

(Unaudited)

Note 5

Long-term debt – (cont’d)

During the six months ended December 31, 2011, the Company obtained a new bank loan facility with a different financial institution. The new bank loan facility has terms including the following principal payments over the next five years:

2012	$49,690
2013	57,899
2014	61,676
2015	65,700
2016	215,035

$450,000

Note 6

Advance on promissory notes

During the six months ended December 31, 2011, the Company received $100,000 from a director and a company related to a director as advances on two convertible promissory notes to be issued subsequent to December 31, 2011. The notes have a total principal balance of $300,000 and bear interest at 12% per annum, mature on January 31, 2017 and are secured by a charge over the Company’s plant and equipment as well as charge against the Company’s patents. At any time, the notes will be able to be converted into units of the Company at a price of $0.10 per unit. Each unit will consist of one common share and one common share purchase warrant entitling the holder thereof to purchase an additional share for $0.10 for a period of two years from the conversion date. Subsequent to December 31, 2011, the Company received an additional $100,000 against these promissory notes with a further $100,000 to be funded at a future date.

Note 7

Common Stock

Escrow:

At December 31, 2011, there are 48,922 (June 30, 2011 – 48,922) shares are held in escrow by the Company’s transfer agent. These shares are issuable in accordance with a time release clause in the escrow share agreement. As at December 31, 2011 and June 30, 2011, all of the shares held in escrow are issuable but the Company has yet to request their release.

INTERNATIONAL BARRIER TECHNOLOGY, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Stated in US Dollars)

(Unaudited)

Note 7

Common Stock – (cont’d)

Commitments:

Stock-based Compensation Plan

At December 31, 2011, the Company has outstanding options that were granted to directors, officers and consultants the option to purchase 3,930,000 common shares of the Company.

A summary of the status of company’s stock option plan for the six months ended December 31, 2011 is presented below:

	Number of shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, June 30, 2011 and December 31, 2011	3,930,000	$0.12 CDN	$ -

Exercisable, December 31, 2011	3,900,000	$0.12 CDN

Exercisable, June 30, 2011	3,890,000	$0.12 CDN

The following summarizes information about the stock options outstanding at December 31, 2011:

Number	Exercise Price	Expiry Date	Remaining Contractual Life

3,540,000	$0.12 CDN	March 18, 2012	0.47 years
350,000	$0.15 CDN	October 29,2012	1.08 years
40,000	$0.064 CDN	June 10, 2013	1.69 years

3,930,000

Non-Employee Share Purchase Options

In accordance with the guidance of ASC 815-40-15, stock options granted to non-employees with exercise prices that are not denominated in the functional currency of the Company are determined not to be indexed to the Company’s stock and are required to be accounted for as derivative liabilities in accordance with ASC 815 “Derivatives and Hedging”.

The non-employee share purchase option liabilities are accounted for at their respective fair values and are summarized as follows:

Fair value of non-employee options, June 30, 2011	$ 19,156

Change in fair value of non-employee options for the period	(14,412)

Fair value of non-employee options at December 31, 2011	$ 4,744

INTERNATIONAL BARRIER TECHNOLOGY, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Stated in US Dollars)

(Unaudited)

Note 7

    Common Stock – (cont’d)

Commitments – (cont’d)

Non-Employee Share Purchase Options – (cont’d)

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

Stock based compensation amounts for the vesting of stock options and the change in fair value of stock options classified as derivative liabilities are classified in the Company’s Statement of Operations as follows:

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Investor Relations	$ 968	$ 55,436	$ (4,235)	$ 28,405
Wages and management fees	(2,807)	(271,200)	(10,177)	(234,800)
	$ (3,775)	$ (215,764)	$ (14,412)	$ (206,395)

Note 8

Related Party Transactions

The Company was charged the following by directors of the Company or private companies with common directors during the three and six months ended December 31, 2011 and 2010:

	Three months ended		Six months ended
	December 31,		December 31
	2011	2010	2011	2010
Wages and management fees	$44,809	$14,835	$92,618	$101,117

Note 9

Segmented Information and Sales Concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials. Substantially all of the Company’s revenues and long-term assets are located in the United States.

For each of the three and six months ended December 31, 2011, two customers accounted for 100% of sales revenue (three months ended December 31, 2011; 51% and 49% respectively; six months ended December 31, 2011; 45% and 55% respectively) (three months ended December 31, 2010, two customers accounted for 99% each representing 93% and 6%, respectively; six months ended December 31, 2010, two customers accounted for 99% of sales each representing 80% and 19% respectively.)  The amounts receivable from each of these customers at December 31, 2011 were $35,568 and $67,869 respectively (2010:  $281 and $26,218 respectively).  The loss of either of these customers or the curtailment of purchases by such customers could have a material adverse effect on the Company’s financial condition and results of operations.

Note 10

Comparative Figures

Certain comparative figures have been reclassified to be consistent with the current year presentation.

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

Sales revenue reported for the quarter ending December 31, 2011 was up 15% to $1,007,932 for the three-month period in comparison to $877,224 generated in the same quarter in 2010.  Year-to-date sales increased 19% to $2,093,220 vs. $1,756,493. Total sales volume, as measured by surface volume of product shipped, was 2,327,300 sq. ft.  This is a 33% increase from the 1,754,100 sq. ft. shipped during the same quarter in the previous year.  Sales for the six months ending December 31, 2011 (fiscal year-to-date) are up 29% to 4,537,100 sq. ft. vs. 3,528,200 sq. ft. in the same period in 2010.

Sales into the Residential Roof Deck, Wall Assembly, and Structural Insulated Panel Market Sectors (LP FlameBlock) increased 135% during the six month period. Shipments into the Commercial Modular Market (FR Deck Panel) decreased by 24% in comparison to the same period in 2010.

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

Gross profit for the period was $43,644 vs. $59,204 in the previous year (year-to-date $106,253 vs. 142,852 in 2010). The gross margin, as a percentage of year-to-date sales revenue, was 5% in comparison to 8%.  Improvements in gross margin are anticipated with gains in manufacturing efficiencies provided by improved production technology and efficiencies created by steady and increased sales volumes. Overhead costs will be spread across a larger manufacturing/sales volume base.  Barrier is intently focused on improving gross margins through this fiscal year and beyond.

Cost of sales in the three and six-month periods ending December 31, 2011 increased to $964,288 and $1,986,967 from $818,020 and $1,613,641 in the previous year.  The increase is attributable to higher production volumes.  Gains in efficiency are reflected in the decreased quarterly and year-to-date average cost per sq.ft. of production ($0.41 vs. $0.47 quarterly and $0.44 vs. $0.46 year-to-date) in the comparable period.

R&D expenses and activity has generally been limited to those areas allowing LP to introduce LP® FlameBlock® into targeted markets. Barrier’s International Code Council Evaluations Services Report (ICC-ES 1365) include LP Building Products, Inc. as an “additional listee”. This allows LP to sell their LP® FlameBlock® product in any application originally certified for Blazeguard®, Barrier’s original fire rated sheathing product.

Depreciation on plant and equipment is included in cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, increased slightly year-to-date from $133,632 in 2010 to $139,004.  The expense reflects scheduled depreciation of the new manufacturing line equipment and building expansion.  Amortization, another non-cash category of reporting, of the worldwide Pyrotite technology (including patents, technical know-how, and trademarks) began when Barrier purchased it in 2004 and will continue at existing rates until it is fully depreciated.

Administrative expenses in the reported three and six-month period increased from $88,428 and $341,518, respectively to $200,683 and $367,552.  Administrative costs per sq. ft. increased quarterly (from $0.05 to $0.09) and decreased year-to-date (from $0.10 to $0.08). While changes in derivative value (see Notes 3 and 7) affected administrative costs significantly in this reporting period, Barrier continues to focus on how increased sales volume will help reduce admin cost per square foot shipped.  As volumes continue to increase, a continued trend for overall reduction in the average cost of administrative expense per sq.ft. will be manifest.  Barrier expects the reduction in the average cost of administration to have a significant impact on bottom line performance in future reporting periods.

Accounting and Audit Fees increased in the quarter ending December 31, 2011 vs. the same time period last year ($35,163 vs. $24,333) and year-to-date ($61,642 vs. $56,634).

Insurance costs decreased to $19,605 for the three months and $44,035 for six months in comparison to $22,754 and $49,817 the previous year.  The difference is due annually adjusted premiums.

Legal fees decreased to $12,669 for the three-month period and $15,906 for the six months ending December 31, 2011.  For the same period in the prior year, legal fees were $22,841 and $32,867 respectively.  Legal fees were expended on activities in support of protecting Pyrotite® patents and trademark registration as well as for help in the drafting and review of certain business correspondence.  Barrier believes protecting its technology and trademarks is an important step in positioning itself to develop strategic partners and potential technology licensees.  Barrier has two US patents protecting the manufacturing technology utilized in the production of fire-rated sheathing products utilizing Pyrotite. Barrier has patent pending status on a related patent application in Australia.

Sales, marketing, and investor relations expenses decreased from $48,528 to $6,357 during the quarter and from $134,198 to $12,736 year-to-date. The major reason for the variance in expense under this category was an enhanced effort placed on investor relations in the prior year. Barrier contracted with an external investor relations and media firm, The Investor Relations Group “IRG,” from July through November 30, 2010.  The partnership fit into a strategy of increasing investor awareness of Barrier’s improving business to the investment community.  In addition to the utilization of IRG, Barrier also contracted with an independent Investor Relations professional to conduct dialogue with current and prospective investors during the time period of October 2010 through April 2011. Barrier remains committed to maintaining strong relationships with our investors through active communication on an ongoing basis.  At this time, the expense of full time external communication partners is on hold temporarily pending future cash inflow.

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

Loss Before Other income of ($157,039) is being reported for the quarter ending December 31, 2011, whereas in the same period in 2010, a loss of ($29,224) was reported.  A loss of ($261,299) is reported for the year-to-date period vs. ($198,666) in the comparable year-to-date period in 2010.

While changes in derivative value (see Notes 3 and 7) affected administrative costs significantly, in this reporting period, and thus loss before other income, Barrier continues to focus on how increased sales volume will help reduce admin costs and improve the bottom line.

Barrier anticipated a slower start as the Flamebock brand enters the market and gains strength.  Losses early in the LP relationship were anticipated. LP and Barrier targeted a market based price that is more competitive to past product pricing and at a level that will support improved market share. As sales continue to increase, gross margins and profits are expected to continue to improve.

Other items include income and costs not directly related to business operations.  Other income items reported during the quarterly period herein includes a foreign exchange gain and interest income of $4,057.  To compare, for the same reporting period last year there was a foreign exchange/interest income gain of $18,709.  Year-to-date the foreign exchange/interest income loss was $(10,016) vs. $33,183 in the prior year.

Interest on Long Term Obligations has increased from $12,566 to $13,257 for the quarterly reporting period and decreased from $27,326 to $24,966 year-to-date as overall long-term debt continues to decrease.

In March 2010, Barrier issued, and sold in a private placement, 15 million shares of stock at the price of $0.10 CDN per share. In addition, the purchasers of the shares were awarded the right to buy an additional share (warrant) at $0.15 CDN. As well, Barrier granted options that were exercisable in Canadian currency whereas the functional currency of the company is the US dollar. As a result of these transactions, Barrier is required to record these instruments as derivative liabilities that are re-measured to their fair value each reporting period. During the six months ended December 31, 2011, the Company reported a fair value gain of $132,160 for the quarter (vs. $831,000 quarterly last year) and $511,741 year-to-date (vs. $1,047,000 year-to-date last year) on the derivative liability.

Net Income.  A net loss of ($34,079) is being reported for the quarter ending December 31, 2011, whereas in the same period in 2010, a net gain of $807,919 was reported.  For the six months ending December 31, 2011, the net income is $215,460 vs. a net income of $854,191 in the prior year. Barrier remains focused on cutting costs and improving efficiencies wherever it can.  This includes operating the manufacturing line with maximum efficiency, as the economy remains unsettled and residential construction slowly begins to recover.  Keeping a vigilant handle on costs will help keep operational costs as low as possible and enable recovery to occur sooner and at lower volumes than previously possible.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the nine most recently completed quarters:

	Dec 31 2011	Sept 30 2011	June 30 2011	Mar 31 2011	Dec 31 2010	Sept 30 2010	June 30 2010	Mar 31 2010	Dec 31 2009
Volume shipped (MSF)	2,327	2,210	1,861	1,573	1,754	1,774	1,496	1,261	1,343
Total Revenues (000)	$1,008	$1,085	$765	$735	$877	$879	$574	$660	$791
Operating Income (000)	($157)	($104)	($175)	($176)	($30)	($169)	($370)	($652)	($101)
Net income (loss) (000)	($34)	$250	$31	$11	$808	$46	($117)	($1,883)	($124)
EPS (Loss) Per Share	($0.01)	$0.01	$0.00	$0.00	$0.02	$0.00	($0.00)	($0.06)	($0.00)

Selected Annual Information

The following financial data is for the three most recent years ended June 30:

	2011	2010	2009
Total Revenue	$3,256.0	$2,606.3	$4,092.0
Net income (loss)	895.8	(2,330.0)	(719.0)
Per share	0.02	(0.07)	(0.02)
Per share, fully diluted	0.02	(0.07)	(0.02)
Total assets	4,002.2	5,002.0	4,849.0
Total long-term financial liabilities	571.6	774.0	1,205.0
Cash dividends declared per share	Nil	Nil	Nil

New product and market development

Barrier successfully certified and listed a fire-rated return air plenum product with the International Code Council (ICC-ES) during last fiscal year. In addition, new product labels were approved, enabling the FlameBlock product to be better marketed and utilized in Canada. Prior to that, the thinnest FlameBlock panel marketed was a 15/32 performance grade panel. LP and Barrier worked closely together to successfully certify, list, and launch a 7/16 performance grade panel which has proven to be a more competitive match to FRT plywood than the 15/32 panel in many market geographies.

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

Financial position & financings

Barrier ended the period with a working capital deficiency (current assets less current liabilities) of ($76,706).  The Company generated negative operating cash flow for the six months ended December 31, 2011 of ($170,415) in comparison to ($124,213) for the six months ended December 31, 2010.  The net operating cash outflow is derived primarily by reducing the net operating income of $215,460 by the change in fair value of derivative liability of ($511,741) and the non-cash items (stock-based compensation) of ($14,412) and amortization/depreciation of $158,277. Other items included in the calculation of operating cash flow include such items as the change in value of inventory, accounts receivable, prepaid items, and accounts payable.

The Company expects to fund short-term cash flow requirements with remaining cash reserves and positive operating cash flow anticipated with increasing sales volume over the next fiscal year. Barrier has also a short term revolving line of credit ($50,000) at the Farmers State Bank of Watkins in Watkins, Minnesota. As of December 31, 2011 the balance owing on the revolving line of credit was $50,000 leaving an additional $50,000 available to fund short-term cash flow requirements.  In addition, the future issuance of a convertible debenture in the amount of $300,000 ($100,000 of which was received during the period as an advance on promissory notes) will provide funds for operation and capital improvements.

Investing activities resulted in net cash outflow of ($50,386) in the current period in comparison to a net cash outflow of ($36,102) in the comparable period in the prior year.  The cash outflow was the result of the acquisition of plant and equipment capital improvements.

Financing activities resulted in net cash inflow of $105,351 in the current six-month period compared to a net cash outflow of ($282,461) for the same six month period last year.  The cash inflow resulted from repayments on long-term debt and obligations under capital lease and a advance on promissory notes.  During the period, Barrier negotiated a new banking relationship with Farmers State Bank of Watkins.  With the long-term debt needs reduced, Barrier was able to combine the term loan and line of credit from First National Bank of Cold Spring into a single note with a reduced interest rate (from 6.75% and 7% to 6.25%) at Farmers State Bank.

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

Current and Future Financing Needs

At December 31, 2011, the current cash and cash equivalents totaled $153,292 and there were $50,000 in available funds to draw on the revolving credit facility, and an additional $200,000 available from the future issuance of convertible debentures.  The Company bases its estimate of future cash requirements on assumptions that may prove to be wrong and the requirements for cash are subject to factors, some of which are not within the control of the Company, including:

  Increased costs of general and administrative expenses

  Increased costs of raw materials and freight

  Costs associated with the research and development activities

  Costs associated with maintaining property, plant and equipment and intellectual property

Related Party Transactions

During the six months ended December 31, 2011 the Company incurred wages and management fees to the directors and officers of the company of $92,618.  The Company incurred $101,117 in wages and management fees for the same prior year six month period.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of June 30, 2011:      44,454,926 common shares at $15,463,675

Issued as of February 14, 2012:  44,454,926 common shares at $15,463,675

Options outstanding:

The following summarizes information about the stock options outstanding at December 31, 2011:

Exercise
Number	Price	Expiry Date

3,540,000	$0.12 CDN	March 18, 2012
350,000	$0.15 CDN	October 29, 2012
40,000	$0.064 CDN	June 10, 2013

3,930,000

At December 31, 2011, the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

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

Adoption of New Accounting Policy

In April, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-13 (“ASU 2010-13”) “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”.  ASU 2010-13 clarifies that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, such awards would not be classified as liabilities if they otherwise qualify as equity. ASU 2010-13 became effective for fiscal years commencing after December 15, 2010 with early adoption permitted. Thus, this guidance became effective for the Company commencing July 1, 2011 as the Company had chosen not to early adopt these provisions.

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

Other Matters

As at December 31, 2011 the Company did not have any off-balance sheet arrangements to report.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of December 31, 2011 and has concluded the disclosure controls and procedures were ineffective.  As of the date of this filing, the Company is still in the process of remediating such material weaknesses in its internal controls and procedures.

b. Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         a.  No Disclosure Necessary

         b.  No Disclosure Necessary

         c.  No Disclosure Necessary

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary

ITEM 4.  MINE SAFETY DISCLOSURES

         No Disclosure Necessary

ITEM 5.  OTHER INFORMATION

      a. Reports on Form 8-K:

         1.  Form 8-K filed 10-20-2011 regarding press release about Fiscal

             Year financial results.

         2.  Form 8-K filed 11-15-2011 regarding press release about first fiscal quarter financial results.

         3.  Form 8-K filed 12-19-2011 regarding press release about proposed private placement.

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

               Section 1350

               Certification executed by David Corcoran, CFO/Director

101.INS(1):     XBRL Instance Document

101.SCH(1):     XBRL Taxonomy Extension Schema Document

101.CAL(1):     XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1):     XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1):     XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1):     XBRL Taxonomy Extension Presentation Linkbase Document

(1) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURE PAGE

Pursuant to the requirements of Section 12g of the Securities Exchange Act of 1934, the Registrant certifies that it meets all of the requirements for filing on Form 10-Q and has duly caused this Interim Report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Barrier Technology Inc. --– SEC File #000-20412

Registrant

Dated: February 14, 2012	By: /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: February 14, 2012	By: /s/ David Corcoran
David Corcoran, CFO/Director