Form 10-Q
period 2012-03-31
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2012-05-15
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 4/30/2012: 44,454,926 Common Shares w/o par value

Part 1 – Financial Information

Item 1.  Financial Statements

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONSOLIDATED BALANCE SHEETS March 31, 2012 and June 30, 2011 (Stated in US Dollars) (Unaudited)

ASSETS	March 31,	June 30,
	2012	2011

Current
Cash and cash equivalents	$ 203,467	$ 268,742
Accounts receivable	53,191	49,825
Inventory - Note 4	233,614	230,226
Prepaid expenses and deposits	28,509	46,359
Total Current Assets	518,781	595,152
Property, plant and equipment	3,267,553	3,387,810
Patent, trademark, and technology rights	-	19,273
Total Assets	$ 3,786,334	$ 4,002,235

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 445,974	$ 401,562
Customer deposits	-	19,844
Derivative liability - Notes 3 and 7	1,002	741,357
Current portion of long term debt - Note 5	55,206	76,412
Obligation under capital leases	54,343	57,911
Total Current Liabilities	556,525	1,297,086
Long-term debt - Note 5	386,095	339,709
Convertible debentures - Note 6	200,000	-
Obligation under capital leases	193,856	231,907
Total Liabilities	1,336,476	1,868,702

STOCKHOLDERS' EQUITY
Common Stock - Note 7
Authorized:
100,000,000 common shares without par value
Issued:
44,454,926 common shares (June 30, 2011: 44,454,926)	15,463,675	15,463,675
Additional paid-in capital	1,425,955	1,030,593
Accumulated deficit	(14,439,772)	(14,360,735)
Total Stockholders' Equity	2,449,858	2,133,533
Total Liabilities and Stockholders' Equity	$ 3,786,334	$ 4,002,235

APPROVED BY THE BOARD OF DIRECTORS
"David Corcoran"		"Victor Yates"
David Corcoran	Director	Victor Yates	Director

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

for the three and nine months ended March 31, 2012 and 2011

(Stated in US Dollars)

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,

	2012	2011	2012	2011

Sales - Note 9	$ 1,023,006	$ 734,503	$ 3,116,226	$ 2,490,996

Cost of Sales	955,205	750,222	2,942,172	2,363,863

Gross Profit	67,801	(15,719)	174,054	127,133

Expenses
Accounting and audit fees	6,926	5,243	68,568	61,877
Filing Fees	8,144	10,543	15,833	19,540
Insurance	10,778	11,300	54,813	61,117
Bank charges and interest	150	48	253	401
Legal fees	10,635	17,784	26,541	50,651
Office and miscellaneous	13,519	11,621	41,586	37,808
Sales, marketing, and investor relations - Note 7	8,561	38,121	21,297	172,319
Telephone	2,742	2,384	8,249	8,330
Transfer agent fees	4,998	-	7,999	5,542
Wages and management fees - Notes 7 and 8	103,836	63,800	292,702	84,777

Total Administrative Expenses	170,289	160,844	537,841	502,362

Loss before other income	(102,488)	(176,563)	(363,787)	(375,229)

Foreign exchange gain (loss) and other income	4,207	9,026	(5,809)	42,209
Interest on long-term obligations	(11,314)	(10,027)	(36,280)	(37,353)
Change in fair value of derivative liability - Note 3	45,021	188,690	556,762	1,235,690

Total Other Income	37,914	187,689	514,673	1,240,546

Net income for the period	$ (64,574)	$ 11,126	$ 150,886	$ 865,317

Basic and diluted income (loss) per share	$ (0.00)	$ 0.00	$ 0.00	$ 0.02

Weighted average number of shares outstanding	44,454,926	44,421,519	44,454,926	44,417,116

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS for the nine months ended March 31, 2012 and 2011 (Stated in US Dollars) (Unaudited)
	Nine months ended
	March 31,

	2012	2011

Operating Activities
Net income for the year	$ 150,886	$ 865,317
Items not involving cash:
Depreciation - plant and equipment	208,593	200,151
Amortization - patent, trademark and technology rights	19,273	94,412
Stock-based compensation - investor relations	(5,169)	27,089
Stock-based compensation - wages	(12,985)	(269,594)
Change in fair value of derivative liability	(556,762)	(1,235,690)
Changes in non-cash working capital balances related to operations:
Accounts receivable	(3,366)	16,960
Inventory	(3,388)	46,786
Prepaid expenses and deposits	17,850	26,285
Accounts payable and accrued liabilities	44,412	(43,380)
Customer deposits	(19,844)	-
Net cash used in operating activities	(160,500)	(271,665)

Cash Flows provided by Financing Activities
Issuance of common shares	-	3,600
Issuance of Convertible debentures	200,000	-
New loan facility	450,000	-
Repayment on long term debt	(424,820)	(151,227)
Decrease in obligations under capital lease	(41,619)	(39,231)
Net cash provided by (used in) financing activities	183,561	(186,858)

Cash Flows used in Investing Activities
Acquisition of equipment	(88,336)	(75,788)
Net cash used in investing activities	(88,336)	(75,788)

Decrease in cash and cash equivalents during the period	(65,275)	(534,311)

Cash and cash equivalents, beginning of the period	268,742	863,121
Cash and cash equivalents, end of the period	$ 203,467	$ 328,810

Supplemental Cash Flow Information
Cash paid for interest	$ 36,280	$ 37,353

Cash paid for income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY for the period ended March 31, 2012 (Stated in US Dollars) (Unaudited)
	Common Stock
			Additional
	Issued	Amount	Paid-in	Accumulated
	Shares		Capital	Deficit	Total

Balance, June 30, 2010	44,414,926	15,457,697	1,012,052	(15,256,546)	1,213,203
Reclassification of derivative liability on cancellation of stock options	-	-	20,405	-	20,405
Stock-based compensation	-	-	514	-	514
Issued for exercise of stock options - at $0.09	40,000	3,600	-	-	3,600
Transferred to additional paid in capital for the exercise of stock options	-	2,378	(2,378)	-	-
Net income for the year	-	-	-	895,811	895,811

Balance, June 30, 2011	44,454,926	15,463,675	1,030,593	(14,360,735)	2,133,533
Cumulative effect of accounting change - Note 2	-	-	395,362	(229,923)	165,439
Net income for the period	-	-		150,886	150,886

Balance, March 31, 2012	44,454,926	15,463,675	1,425,955	(14,439,772)	2,449,858

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Stated in US Dollars)

(Unaudited)

Note 1

Nature of Operations and Ability to Continue as a Going Concern

The Company develops, manufactures and markets proprietary fire resistant building materials branded as Blazeguard in the United States of America and, as well, the Company owns the exclusive U.S. and international rights to the Pyrotite fire retardant technology.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2012 the Company had an accumulated deficit of $14,439,772 (June 30, 2011 - $14,360,735) since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company expects to fund short-term cash flow requirements with remaining cash reserves and positive operating cash flow anticipated with increasing sales volume over the next year.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

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

Adoption of New Accounting Policies

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

INTERNATIONAL BARRIER TECHNOLOGY, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Stated in US Dollars)

(Unaudited)

Note 2

Adoption of New Accounting Policies – (cont’d)

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

During the nine months ended March 31, 2012, the Company’s Level 3 liabilities consisted of warrants issued in connection with the Company’s offering of equity units in a private placement and share purchase options granted to non-employees.  These Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable. During the nine months ended March 31, 2012, the warrants expired unexercised.

INTERNATIONAL BARRIER TECHNOLOGY, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Stated in US Dollars)

(Unaudited)

Note 3

Fair Value Measurements – (cont’d)

A summary of the Company’s Level 3 liabilities for the nine months ended March 31, 2012 and the year ended June 30, 2011 is as follows:

	Nine months	Year ended
	ended March 31,	June 30,
	2012	2011

Warrants

Beginning fair value	$ 556,762	$ 2,010,000
Change in fair value	(556,762)	(1,453,238)

Ending fair value	$ -	$ 556,762

Non-employee options

Beginning fair value	$ 19,156	$ 40,600
Issuance	-	10,745
Transfers in	-	27,031
Transfers out	-	(20,405)
Change in fair value	(18,154)	(38,815)

Ending fair value	1,002	19,156

	$ 1,002	$ 575,918

During the year ended June 30, 2010, the Company sold 15,000,000 units at $0.10 CDN per unit for total proceeds of $1,482,974 ($1,500,000 CDN). Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $CDN 0.15 for a period of two years.

As a result of the adopting the guidance of ASU-2010-13 (Note 2) and the activity of the Company’s Level 3 liabilities for the nine months ended March 31, 2012, the Company’s derivative liability is summarized as follows:

		Non-Employee	Employee
	Warrants	Options	Options	Total
Balance, June 30, 2011	$ 556,762	$ 19,156	$165,439	$741,357
Cumulative effect of adopting ASU
2010-13 - Note 2	-	-	(165,439)	(165,439)
Change in fair value	(556,762)	(18,154)	-	(574,916)
Balance, March 31, 2012	$ -	$ 1,002	$ -	1,002

Upon the adoption of the guidance in ASC 815-40-15 which became effective for the fiscal year that commenced July 1, 2009, the Company recorded the warrants issued as derivative liabilities due to their exercise price being denominated in a currency other than the Company’s US dollar functional currency.

INTERNATIONAL BARRIER TECHNOLOGY, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Stated in US Dollars)

(Unaudited)

Note 3

Fair Value Measurements – (cont’d)

The warrant liability is accounted for at its fair value as follows:

	March 31, 2012	June 30, 2011

Beginning Fair Value	$ 566,762	$ 2,010,000
Change in Fair Value	(566,762)	(1,453,238)

Ending Fair Value	$ -	$ 556,762

The Company used the binomial option pricing model to estimate the fair value of the warrants with the following assumptions:

	March 31, 2012	June 30, 2011

Expected life (years)	-	0.72
Risk-free interest rate	-	0.19%
Expected volatility	-	146.29%
Expected dividend yield	-	0.00%

Note 4

Inventory

	March 31, 2012	June 30, 2011

Raw materials	$ 170,900	$ 153,369
Finished goods	62,714	76,857

	$ 233,614	$ 230,226

INTERNATIONAL BARRIER TECHNOLOGY, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Stated in US Dollars)

(Unaudited)

Note 5

Long-term debt

	March 31, 2012	June 30, 2011

Revolving bank loan facility in the amount of $250,000 bearing interest at 6.75% per annum and collateralized by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The balance was due on September 1, 2012	$ -	$ 181,723
Term bank loan facility in the amount of $500,000 bearing interest at 7% annum and collateralized by a second charge over the real estate. The facility is being amortized over 7 years with fixed monthly blended payments of principal and interest totaling $7,550 and has a balloon payment due July 1, 2012.	-	234,398
Term bank loan facility in the amount of $450,000 bearing interest at 6.25% and collateralized by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The facility is being amortized over 4 years with fixed monthly blended payments of principal and interest totaling $6,800 with a balloon payment due on January 1, 2016	441,301	-

	441,301	416,121
Less: current portion	(55,206)	(76,412)

	$ 386,095	$ 339,709

During the nine months ended March 31, 2012, the Company renegotiated its bank loan facilities. As a result, the Company received a new term bank loan having principal payments over the next five years as follows:

2013	$ 55,206
2014	58,808
2015	62,645
2016	264,642
$ 441,301

By a promissory note agreement dated December 29, 2011, the Company has arranged for credit facilities with Farmers State Bank of Watkins which allows the Company to be advanced up to $50,000 under the terms of the promissory note agreement. Advances will bear interest at 6.25% per annum and will be repayable in installments of accrued interest beginning February 1, 2012 with the entire unpaid Principal and interest to be repaid on February 1, 2013.  Advances are collateralized by a security interest on inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease.  No advances have been made under this credit facility as at March 31, 2012 and June 30, 2011.

INTERNATIONAL BARRIER TECHNOLOGY, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Stated in US Dollars)

(Unaudited)

Note 6

Convertible Debenture

During the nine months ended March 31, 2012, the Company issued two convertible promissory debentures to a director and a company controlled by a director in the amount of $300,000. The debentures are being issued in tranches of $50,000 and as at March 31, 2012, the Company had received $200,000 in respect of these debentures. The debentures bear interest at 12% per annum and are collateralized by a third charge over the Company’s plant and equipment as well as charge against the Company’s patents. At any time, the notes are convertible into units of the Company at a price of $0.10 per unit. Each unit will consist of one common share and one common share purchase warrant entitling the holder thereof to purchase an additional share for $0.10 for a period of two years from the conversion date.

Note 7

Common Stock

Escrow:

At March 31, 2012, there are 48,922 (June 30, 2011 – 48,922) shares held in escrow by the Company’s transfer agent. These shares are issuable in accordance with a time release clause in the escrow share agreement. As at March 31, 2012 and June 30, 2011, all of the shares held in escrow are issuable but the Company has yet to request their release.

Commitments:

Stock-based Compensation Plan

At March 31, 2012, the Company has outstanding options that were granted to directors, officers and consultants to purchase 390,000 common shares of the Company.

A summary of the status of company’s stock option plan for the nine months ended March 31, 2012 is presented below:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	shares	Price	Value

Outstanding, June 30, 2011	3,930,000	$0.12 CDN	$ -

Expired during the period	(3,540,000)	$0.12 CDN	$ -

Outstanding and exercisable, March 31, 2012	390,000	$0.14 CDN	$ -

Exercisable, June 30, 2011	3,890,000	$0.12 CDN	$ -

INTERNATIONAL BARRIER TECHNOLOGY, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Stated in US Dollars)

(Unaudited)

Note 7

Common Stock – (cont’d)

Commitments:  - (cont’d)

Stock-based Compensation Plan – (cont’d)

The following summarizes information about the stock options outstanding at March 31, 2012:

	Exercise		Remaining
Number	Price	Expiry Date	Contractual Life

350,000	$0.15 CDN	October 29, 2012	0.58 years
40,000	$0.064 CDN	June 10, 2013	1.19 years

390,000

Non-Employee Share Purchase Options

In accordance with the guidance of ASC 815-40-15, stock options granted to non-employees with exercise prices that are not denominated in the functional currency of the Company are determined not to be indexed to the Company’s stock and are required to be accounted for as derivative liabilities in accordance with ASC 815 “Derivatives and Hedging”.

The non-employee share purchase option liabilities are accounted for at their respective fair values and are summarized as follows:

Fair value of non-employee options, June 30, 2011	$ 19,156

Change in fair value of non-employee options for the period	(18,154)
Fair value of non-employee options, March 31, 2012	$ 1,002

The non-employee options are required to be re-valued with the change in fair value of the liability recorded as a gain or loss on the change of fair value of derivative liability and included in administrative expenses on the Company’s Consolidated Statements of Operations at the end of each reporting period. The fair value of the options will continue to be classified as a liability until such time as they are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as a liability.

Stock based compensation amounts for the vesting of stock options and the change in fair value of stock options classified as derivative liabilities are classified in the Company’s Statement of Operations as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011

Investor relations	$ (934)	$ (34,795)	$ (5,169)	$(269,594)
Wages and management fees	(2,808)	(1,316)	(12,985)	27,089
	$ (3,742)	$ (36,111)	$ (18,154)	$(242,505)

INTERNATIONAL BARRIER TECHNOLOGY, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Stated in US Dollars)

(Unaudited)

Note 8

Related Party Transactions

The Company was charged the following by directors of the Company or private companies with common directors during the three and nine months ended March 31, 2012 and 2011:

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011

Wages and management fees	$ 43,187	$ 43,943	$ 136,095	$ 145,061

Note 9

Segmented Information and Sales Concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials. Substantially all of the Company’s revenues and long-term assets are located in the United States.

During the nine months ended March 31, 2012, two customers accounted for 100% each representing 60% and 40%, respectively (2011: two customers accounted for 97% each representing 75% and 22%, respectively) of sales revenue. The amounts receivable from each of these customers at March 31, 2012 were $51,371 and $0 respectively (2011: $33,897 and $28,132 respectively). The loss of either of these customers or the curtailment of purchases by such customers could have a material adverse effect on the Company’s financial condition and results of operations.

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

Sales revenue reported for the quarter ending March 31, 2012 was up 39% to $1,023,006 for the three-month period in comparison to $734,503 generated in the same quarter in 2011.  Year-to-date sales increased 25% to $3,116,226 vs. $2,490,996. Total sales volume, as measured by surface volume of product shipped for the quarter, was 2,618,800 sq. ft.  This is a 67% increase from the 1,572,400 sq. ft. shipped during the same quarter in the previous year.  Sales for the nine months ending March 31, 2012 (fiscal year-to-date) are up 40% to 7,155,900 sq. ft. vs. 5,100,600 sq. ft. in the same period last year.

Sales into the Residential Roof Deck, Wall Assembly, and Structural Insulated Panel Market Sectors (LP FlameBlock) increased 122% during the nine-month period.  Shipments into the Commercial Modular Market (FR Deck Panel) decreased by 15% in comparison to the same period in 2011.

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

Gross profit for the period was $67,801 vs. ($15,719) in the previous year (year-to-date $174,054 vs. 127,133 in 2011).  The gross margin, as a percentage of year-to-date sales revenue, was 6% in comparison to 5%.  Improvements in gross margin are anticipated with gains in manufacturing efficiencies provided by improved production technology and efficiencies created by steady and increased sales volumes.  Overhead costs will be spread across a larger manufacturing/sales volume base.  Barrier is intently focused on improving gross margins through this fiscal year and beyond.

Cost of sales in the three-and nine-month periods ending March 31, 2011 increased to $955,205 and $2,942,172 from $750,222 and $2,363,863 in the previous year.  The increase is attributable to higher production volumes.  Gains in efficiency are reflected in the decreased quarterly and year-to-date average cost per sq.ft. of production ($0.36 vs. $0.48 for the quarterly period and $0.41 vs. $0.46 year-to-date) in the comparable period.

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

Depreciation on plant and equipment is included in cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, increased slightly year-to-date from $200,151 in 2011 to $208,593.  The expense reflects scheduled depreciation of the new manufacturing line equipment and building expansion.  Amortization, another non-cash category of reporting, of the worldwide Pyrotite technology (including patents, technical know-how, and trademarks) began when Barrier purchased it in 2004 and will continue at existing rates until it is fully depreciated.

Administrative expenses in the reported three and nine month period increased from $160,844 and $502,362, respectively to $170,289 and $537,841.  Administrative costs per sq. ft. decreased quarterly (from $0.10 to $0.07) and decreased year-to-date (from $0.10 to $0.08).  While changes in derivative value (see Notes #3 and #7 to the interim financial statements) affected administrative costs significantly in this reporting period, Barrier continues to focus on how increased sales volume will help reduce admin cost per square foot shipped.  As volumes continue to increase, a continued trend for overall reduction in the average cost of administrative expense per sq.ft. will be manifest.  Barrier expects the reduction in the average cost of administration to have a significant impact on bottom line performance in future reporting periods.

Accounting and Audit Fees increased in the quarter ending March 31, 2012 vs. the same time period last year ($6,926 vs. $5,243) and year-to-date ($68,568 vs. $61,877).

Insurance costs decreased to $10,778 for the three months and $54,813 for nine months in comparison to $11,300 and $61,117 the previous year.  The difference is due annually adjusted premiums.

Legal fees decreased to $10,635 for the three-month period and $26,541 for the nine months ending March 31, 2012.  For the same period in the prior year, legal fees were $17,784 and $50,651 respectively.  Legal fees were expended on activities in support of protecting Pyrotite® patents and trademark registration as well as for help in the drafting and review of certain business correspondence.  Barrier believes protecting its technology and trademarks is an important step in positioning itself to develop strategic partners and potential technology licensees.

Barrier has two US patents protecting the manufacturing technology utilized in the production of fire-rated sheathing products utilizing Pyrotite.  During the period, Barrier also received an approved patent in Australia, which protects fire-rated products manufactured with Pyrotite and manufacturing processes.  This accomplishment provides a valuable resource in potential future licensing or partnership agreements.

Sales, marketing, and investor relations expenses decreased from $38,121 to $8,561 during the quarter and from $172,319 to $21,297 year-to-date.  The major reason for the variance in expense under this category was an enhanced effort placed on investor relations in the prior year. Barrier contracted with an external investor relations and media firm, The Investor Relations Group “IRG,” from July through November 30, 2010.  The partnership fit into a strategy of increasing investor awareness of Barrier’s improving business to the investment community.  In addition to the utilization of IRG, Barrier also contracted with an independent Investor Relations professional to conduct dialogue with current and prospective investors during the time period of October 2010 through April 2011.  Barrier remains committed to maintaining strong relationships with our investors through active communication on an ongoing basis.  At this time, the expense of full time external communication partners is on hold temporarily pending future cash inflow.

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

Loss Before Other income of ($102,488) is being reported for the quarter ending March 31, 2012, whereas in the same period in 2011, a loss of ($176,563) was reported.  A loss of ($363,787) is reported for the year-to-date period vs. ($375,229) in the comparable year-to-date period in 2011.

While changes in derivative value (see Notes #3 and #7) affected administrative costs significantly, in this reporting period, and thus loss before other income, Barrier continues to focus on how increased sales volume will help reduce admin costs and improve the bottom line.

Barrier anticipated a slower start as the Flamebock brand enters the market and gains strength.  Losses early in the LP relationship were anticipated. LP and Barrier targeted a market-based price that is more competitive to past product pricing and at a level that will support improved market share.  As sales continue to increase, gross margins and profits are expected to continue to improve.

Other items include income and costs not directly related to business operations.  Other income items reported during the quarterly period herein includes a foreign exchange gain and interest income of $4,207.  To compare, for the same reporting period last year there was a foreign exchange/interest income gain of $9,026.  Year-to-date the foreign exchange/interest loss was ($5,809) vs. a gain of $42,209 in the prior year.

Interest on Long Term Obligations has increased from $10,027 to $11,314 for the quarterly reporting period and decreased from $37,353 to $36,280 year-to-date as overall long-term debt decreases.

In March 2010, Barrier issued, and sold in a private placement, 15 million shares of stock at the price of $0.10 CDN per share.  In addition, the purchasers of the shares were awarded the right to buy an additional share (warrant) at $0.15 CDN.  As well, Barrier granted options that were exercisable in Canadian currency whereas the functional currency of the company is the US dollar.  As a result of these transactions, Barrier is required to record these instruments as derivative liabilities that are re-measured to their fair value each reporting period.  During the nine months ended March 31, 2012, the Company reported a fair value gain of $45,021 for the quarter (vs. $188,690 quarterly last year) and $556,762 year-to-date (vs. $1,235,690 year-to-date last year) on the derivative liability.

Net Income (loss) A net loss of ($64,574) is being reported for the quarter ending March 31, 2012, whereas in the same period in 2011, a net income of $11,126 was reported.  For the nine months ending March 31, 2012, the net income is $150,886 vs. a net income of $865,317 in the prior year. Barrier remains focused on cutting costs and improving efficiencies wherever it can.  This includes operating the manufacturing line with maximum efficiency, as the economy remains unsettled and residential construction slowly begins to recover.  Keeping a vigilant handle on costs will help keep operational costs as low as possible and enable recovery to occur sooner and at lower volumes than previously possible.

Summary of Quarterly Results The following is a summary of the Company’s financial results for the nine most recently completed quarters:

	Mar 31 2012	Dec 31 2011	Sept 30 2011	June 30 2011	Mar 31 2011	Dec 31 2010	Sept 30 2010	June 30 2010	Mar 31 2010
Volume shipped (MSF)	2,619	2,327	2,210	1,861	1,573	1,754	1,774	1,496	1,261
Total Revenues (000)	$1,023	$1,008	$1,085	$765	$735	$877	$879	$574	$660
Operating Income (000)	($103)	($157)	($104)	($175)	($176)	($30)	($169)	($370)	($652)
Net income (loss) (000)	($65)	($34)	$250	$31	$11	$808	$46	($117)	($1,883)
EPS (Loss) Per Share	$0.00	($0.01)	$0.01	$0.00	$0.00	$0.02	$0.00	($0.00)	($0.06)

Selected Annual Information

The following financial data is for the three most recent years ended June 30:

	2011	2010	2009
Total Revenue	$3,256.0	$2,606.3	$4,092.0
Net income (loss)	895.8	(2,330.0)	(719.0)
Per share	0.02	(0.07)	(0.02)
Per share, fully diluted	0.02	(0.07)	(0.02)
Total assets	4,002.2	5,002.0	4,849.0
Total long-term financial liabilities	571.6	774.0	1,205.0
Cash dividends declared per share	Nil	Nil	Nil

New product and market development

Barrier successfully certified and listed a fire-rated return air plenum product with the International Code Council (ICC-ES) during last fiscal year.  In addition, new product labels were approved, enabling the FlameBlock product to be better marketed and utilized in Canada.  Prior to that, the thinnest FlameBlock panel marketed was a 15/32 performance-grade panel.  LP and Barrier worked closely together to successfully certify, list, and launch a 7/16 performance-grade panel which has proven to be a more competitive match to FRT plywood than the 15/32 panel in many market geographies.

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

Financial position & financings

Barrier ended the period with a working capital deficiency (current assets less current liabilities) of ($37,744).  The Company generated negative operating cash flow for the nine months ended March 31, 2012 of ($65,275) in comparison to ($534,311) for the nine months ended March 31, 2011.  The net operating cash outflow is derived primarily by reducing the net operating income of $150,886 by the change in fair value of derivative liability of ($556,762) and the non-cash items (stock-based compensation) of ($18,154) and amortization/depreciation of $227,866.  Other items included in the calculation of operating cash flow include such items as the change in value of inventory, accounts receivable, prepaid items, and accounts payable.  The Company expects to fund short-term cash flow requirements with remaining cash reserves and positive operating cash flow anticipated with increasing sales volume over the next fiscal year.  Barrier has also a short term revolving line of credit $50,000 at the Farmers State Bank of Watkins in Watkins, Minnesota. As of March 31, 2012 the balance owing on the revolving line of credit was $0, leaving $50,000 available to fund short-term cash flow requirements.  In addition, there is $100,000 in available fund remaining from the $300,000 convertible debenture ($200,000 was received during the period); which will provide funds for operation and capital improvements.

Financing activities resulted in net cash inflow of $183,561 in the current nine-month period compared to a net cash outflow of ($186,858) for the same nine month period last year.  The cash inflow resulted from the incoming funds from the convertible debenture, a new loan facility and then repayments on long-term debt and obligations under capital lease.  At the end of December, Barrier negotiated a new banking relationship with Farmers State Bank of Watkins.  With the long term debt needs reduced, Barrier was able to combine the term loan and line of credit from First National Bank of Cold Spring into a single note with a reduced interest rate (from 6.75% and 7% to 6.25%) at Farmers State Bank.

Investing activities resulted in net cash outflow of ($88,336) in the current period in comparison to a net cash outflow of ($75,788) in the comparable period in the prior year.  The cash outflow was the result of the acquisition of plant and equipment capital improvements.

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

Current and Future Financing Needs

At March 31, 2012, the current cash and cash equivalents totaled $203,467; there were $50,000 in available funds to draw on the revolving credit facility, and an additional $100,000 available from the convertible debentures.  The Company bases its estimate of future cash requirements on assumptions that may prove to be wrong and the requirements for cash are subject to factors, some of which are not within the control of the Company, including:

  Increased costs of general and administrative expenses

  Increased costs of raw materials and freight

  Costs associated with the research and development activities

  Costs associated with maintaining property, plant and equipment and intellectual property

Related Party Transactions

During the nine months ended March 31, 2012 the Company incurred wages and management fees to the directors and officers of the company of $136,095.  The Company incurred $145,061 in wages and management fees for the same prior year nine-month period.

Capitalization

Authorized: 100,000,000 common shares without par value.

Issued as of June 30, 2011:   44,454,926 common shares at $15,463,675

Issued as of April 30, 2012:  44,454,926 common shares at $15,463,675

Options outstanding:

The following summarizes information about the stock options outstanding at March 31, 2012:

Exercise
Number	Price	Expiry Date

350,000	$0.15 CDN	October 29, 2012
40,000	$0.064 CDN	June 10, 2013

390,000

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

Convertible Debenture

During the nine months ended March 31, 2012, the Company issued two convertible promissory debentures (Note 6) to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches of $50,000 and as at March 31, 2012, the Company had received $200,000 in respect to these debentures.  The debentures bear interest at 12% per annum and are secured by a third charge over the Company’s plant and equipment as well as charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder thereof to purchase an additional share for $0.10 for a period of two years from the conversion date.

Other Matters

As at March 31, 2012 the Company did not have any off-balance sheet arrangements to report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of March 31, 2012 and has concluded the disclosure controls and procedures were ineffective.  As of the date of this filing, the Company is still in the process of remediating such material weaknesses in its internal controls and procedures.

b. Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         a.  No Disclosure Necessary

         b.  No Disclosure Necessary

         c.  No Disclosure Necessary

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary

ITEM 4.  MINE SAFETY DISCLOSURES

         No Disclosure Necessary

ITEM 5.  OTHER INFORMATION

      a. Reports on Form 8-K:

           Form 8-K filed 1-13-2012 regarding press release about

           amending the terms of a planned private placement.

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

International Barrier Technology Inc. --– SEC File #000-20412

Registrant

Dated: May 15, 2012	By: /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: May 15, 2012	By: /s/ David Corcoran
David Corcoran, CFO/Director