Form 10-K
period 2012-06-30
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2012-09-28
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Fiscal Year Ended June 30, 2012

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

                                                                        [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X ] Yes    [] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ] Yes    [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange

Large accelerated filer [ ]                                 Accelerated filer         [ ]

Non-accelerated filer   [ ]                                 Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes    [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (OTCBB).  August 31, 2012 = $1,333,648

Common Shares outstanding at August 31, 2012                            44,454,926 shares

Index to Exhibits on Page 61

TABLE OF CONTENTS

INTRODUCTION

3

PART I

4

ITEM 1A.  RISK FACTORS

8

ITEM 1B.  UNRESOLVED STAFF COMMENTS

12

ITEM 2.   DESCRIPTION OF PROPERTY

12

ITEM 3.   LEGAL PROCEEDINGS

13

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

13

PART II

13

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

13

ITEM 6.   SELECTED FINANCIAL DATA

15

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

16

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

23

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

24

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

47

ITEM 9A.  CONTROLS AND PROCEDURES

47

ITEM 9B.  OTHER INFORMATION

48

PART III

48

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

48

ITEM 11.  EXECUTIVE COMPENSATION

53

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

56

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

61

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

61

ITEM 15.  EXHIBITS

61

SIGNATURE PAGE

62

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

BUSINESS OF INTERNATIONAL BARRIER TECHNOLOGY INC.

International Barrier Technology Inc. develops, manufactures, and markets proprietary fire resistant building materials designed to help protect people and property from the destruction of fire.  The Company uses a patented, non-combustible, non-toxic Pyrotite® formulation that is used to coat wood panels and has potential application to engineered wood products, paint, plastics, and expanded polystyrene.  Sales have been US$4.1 million and US$3.3 million during Fiscal 2012 and 2011, respectively.

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

The Company has 100,000,000 no par common shares authorized.  At 6/30/2012, the end of the Company's most recent fiscal year, there were 44,454,926 common shares issued and outstanding.

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

Financings.  The Company has financed its operations through borrowings and/or private issuance of common shares:

Fiscal 2010:  15,000,000 units at US$0.10 per unit = US$1,482,974 (CDN$1,500,000)

Fiscal 2011:  40,000 units at US$0.09 per unit = US$3,600

Fiscal 2012:  US$200,000 from the issuance of convertible debentures

Fiscal 2013-to-date:  None

Capital Expenditures

Fiscal 2010:          $  23,068, purchase of plant and equipment

Fiscal 2011:          $  74,857, purchase of plant and equipment

Fiscal 2012:          $ 116,363, purchase of plant and equipment

1.B.  Financial Information About Segments

Refer to the audited financial statements for Fiscal 2012 ended June 30th (footnote #14, “Segmented Information and Sales Concentration”) for this information.

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

Barrier sells LP® FlameBlock Fire-Rated OSB Sheathing to LP® Building Products and sales to LP accounted for 61% of Fiscal 2012 revenues.  Barrier sells MuleHide FR Deck Panel to MuleHide Products, Inc. and sales to MuleHide accounted for 38% of Fiscal 2012 revenues.  In 2011, sales to LP accounted for 26% of sales revenues and MuleHide accounted for 72%.

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

Employees

As of 8/31/2012, the Company had 16 full-time employees, one full time Executive Officer and two part-time Executive Officers.  As of 6/30/2012, the Company had 15 full-time employees, one full-time Executive Officer and two part-time Executive Officers. As of 6/30/2011, the Company had 15 full-time employees, one full-time Executive Officer and two part-time Executive Officers.

Dependency upon Customers

Fiscal 2012

During Fiscal 2012, the company’s largest customer was LP® Building Products (LP).  LP is a partner that services the multifamily residential roof deck construction, wall assemblies, and structural insulated panels (SIPs)markets.  LP purchased 65% of the 9,687,029 sq. ft. of Pyrotite® products shipped in Fiscal 2012.  LP is the largest producer of Oriented Strand Board (OSB) in the world and believes that Barrier’s Pyrotite® Technology will help them achieve their strategy of providing a number of value added OSB products to the building community.  Through an exclusive supply agreement, LP has the exclusive right to sell Pyrotite® treated panel products in North America, in all markets other than the commercial modular (MuleHide Products, Inc.) market, under their brand name LP® FlameBlock® Fire-Rated OSB Sheathing.

LP® FlameBlock® is sold through wholesale distribution companies such as ProBuild, Builders FirstSource, Biewer Lumber, Weekes Forest Products (Logan Lumber), Taiga Building Products, Vandermeer Forest Products, Boise, Curtis Lumber, and Universal Forest Products.  The Western Region market (CA-WA) was the strongest region in these markets with 32% of total sales into these markets.  Other regions in these markets include the South, the Midwest, the MidAtlantic and Canada).  The building products distribution companies mentioned have a presence in all of these areas and are consistent FlameBlock customers throughout these geographies.

The second largest market for Pyrotite® products was the commercial modular market.  MuleHide Products, Inc. “Mulehide”.  Mulehide is the company that services the commercial modular market including selling Pyrotite® products to the commercial modular market.  Commercial modular sales accounted for 35% of total shipments in 2012.  Product shipped to MuleHide Products is through an exclusive supply agreement and private labeled MuleHide FR Deck Panel.  The FR Deck Panel is distributed through ABC Supply Company locations throughout the United States.

Fiscal 2011

During Fiscal 2011, the company’s largest customer was MuleHide Products, Inc. “Mulehide”.  Mulehide is a company that services the commercial roofing market including selling Pyrotite® products to the commercial modular roof deck market.  MuleHide purchased 56% of the 6,962,264 sq. ft. of Pyrotite® products shipped in Fiscal 2011.  Product shipped to MuleHide Products is through an exclusive supply agreement and private labeled MuleHide FR Deck Panel. The FR Deck Panel is distributed through ABC Supply Company locations throughout the United States.

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

Multifamily residential roof deck, wall assembly, and structural insulated panel markets accounted for 44% of total shipments in 2011.  Sales into these markets are now made as LP® FlameBlock® through LP® Building Products and wholesale distribution companies such as ProBuild, BFS Building Supply, Biewer Lumber, Logan Lumber Company, Taiga Building Products, Vandermeer Forest Products, Boise, Curtis Lumber, and Universal Forest Products.  The Western Region market (CA-WA) was the strongest region in these markets with 28.5% of total sales into these markets.  Other regions in these markets include Florida, the Midwest, and the MidAtlantic).  The building products distribution companies mentioned have a presence in all of these areas and are consistent FlameBlock customers throughout these geographies.

1.D.  Financial Information About Geographic Areas

During Fiscal 2012 and 2011, all sales were in the United States.

At 6/30/2012 and 6/30/2011: $3,583,555 and $3,688,347 of the assets were located in the United States and $124,490 and $313,888 were located in Canada, respectively.

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

The articles/by-laws and the laws of Canada are different from those typical in the United States.  The typical rights of investors in Canadian companies differ modestly from those in the United States.  Such differences may cause investors legal difficulties.

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

Since inception through June 30, 2012, the Company has incurred aggregate losses of ($14,730,354).  Our earnings (losses) from operations for years ended 6/30/2012 and 6/30/2011 were ($139,696) and $895,811, respectively; our cash used in operations for years ended 6/30/2012 and 6/30/2011 was $244,349 and $329,065, respectively.  These factors cast substantial doubt about the Company’s ability to continue as a going concern.  There is no assurance that we will operate profitably or will generate positive cash flow in the future.  The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its obligations and commitments in the normal course of operations.  Realization values maybe substantially different from carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, the level of competition or general economic conditions. Consequently, the Company expects to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner.

The Company’s history of operating losses is likely to lead to the need for additional, potentially unavailable, financings and related problems.

The Company has a history of losses: ($139,696) in FY2012 and $895,811 [“profit” result of non-cash flow “change in fair value of derivative liability] in FY2011.  Despite recent capital infusions, the Company will require significant additional funding to meet its long-term business objectives, unless the trend of losses is reversed.  Capital will be needed to help maintain and to expand marketing of the Company’s products.  The Company may not be able to obtain additional financing on reasonable terms, or at all.  If equity financing is required, then such financings could result in significant dilution to existing shareholders.  If the Company is unable to obtain sufficient financing, the Company might have to dramatically slow marketing efforts and/or lose control of its products.  The Company has historically obtained the preponderance of its financing through the issuance of equity.  There is a limit of 100,000,000 authorized common shares.  The Company has no current plans to obtain financing through means other than equity financing and/or loans.  Such losses and the resulting need for external financings could result in losses of investment value.

The Company’s need for additional financing to expand production and conduct marketing efforts could lead to the Company’s inability to continue generating material sales revenue.

The Company develops, manufactures, and markets proprietary fire resistant building materials designed to help protect people and property from the destruction of fire. Additional amounts of financing may be required to facilitate corporate operational growth and to expand marketing efforts on a short-term basis.  Conventional bank financing was originally established at a local bank for up to $1,000,000 in the form of a revolving line of credit. In July 2008, the terms of the existing revolving bank facility of $1,000,000 were modified to be comprised of a $500,000 capital loan being amortized by the bank over a 10-year period and which is secured by building, property and equipment and a $500,000 credit facility as an operating line of credit at 7.5%.    In August 2010, the line of credit was amended to include a reduced limit of $250,000, and was extended until September 1, 2011 at a reduced interest rate of 6.75%.  In December 2011, Barrier negotiated a term bank loan facility in the amount of $450,000 bearing interest at 6.25% and collateralized by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The facility is being amortized over 4 years with fixed monthly blended payments of principal and interest totaling $6,800 with a balloon payment due on January 1, 2016.  At June 30, 2012, the capital loan balance was $427,880.  By a promissory note agreement dated December 29, 2011, the Company has arranged for credit facilities with Farmers State Bank of Watkins which allows the Company to be advanced up to $50,000 under the terms of the promissory note agreement. Advances will bear interest at 6.25% per annum and will be repayable in installments of accrued interest beginning February 1, 2012 with the entire unpaid Principal and interest to be repaid on February 1, 2013.  Advances are collateralized by a security interest on inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease.

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

Barrier’s business is directly related to housing/building starts in the United States.  Any factor resulting in a slowdown of economic activity, especially those that result in an increase in interest rates will have a negative impact on Barrier’s business.  New housing starts in the U.S. are slowly starting to recover.  The U.S. Census Bureau reported 750,000 new housing starts in August 2012 (adjusted on an annual basis). August's numbers were 2.3 percent higher than the July 2012 estimate of 733,000 and 29.1 percent higher than the August 2011 annually adjusted rate of 581,000.  There continues to be a risk that the economy is not yet stable enough to support long term improvements in new housing starts.  If housing growth is unstable, sales of Pyrotite® products could be negatively impacted or unpredictable.

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

None

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

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

Common Shares Trading Activity

Canadian Dollars

______________________________________________________________________________

______________________________________________________________________________

                                                                     - Sales -

Period                                                        Canadian Dollars

Ended                                 Volume          High       Low   Closing

Quarterly

 6/30/2012                           835,700      CDN$0.07  CDN$0.03  CDN$0.04

 3/31/2012                           691,100          0.07      0.04      0.06

12/31/2011                           454,200          0.09      0.04      0.08

 9/30/2011                           426,800          0.10      0.03      0.07

 6/30/2011                           570,800          0.11      0.05      0.10

 3/31/2011                         2,954,500          0.13      0.09      0.11

12/31/2010                           975,200          0.18      0.11      0.12

 9/30/2010                           856,500          0.25      0.16      0.18

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

Common Shares Trading Activity

US Dollars

______________________________________________________________________________

______________________________________________________________________________

                                                                     - Sales -

    Period                                                          US Dollars

     Ended                           Volume           High      Low    Closing

Quarterly

 6/30/2012                          883,400        US$0.08  US$0.03    US$0.04

 3/31/2012                         1,191,300          0.07     0.04       0.06

12/31/2011                         2,086,500          0.08     0.03       0.08

 9/30/2011                         1,183,400          0.10     0.03       0.07

 6/30/2011                          675,800           0.12     0.06       0.06

 3/31/2011                        2,204,500           0.13     0.09       0.11

12/31/2010                          787,700           0.18     0.11       0.12

 9/30/2010                          640,100           0.24     0.13       0.18

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

On 10/21/2011, the Company’s shareholders’ list showed 44,454,926 common shares outstanding and 145 registered shareholders with: 4,655,606 shares owned by 44 registered shareholders/depositories resident in Canada, 10% of the total; 39,799,220 shares owned by 100 registered shareholders/depositories resident in the United States; and 100 shares owned by one shareholder in one other country.

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

Fiscal 2010: 15,000,000 units at CDN$0.10 per unit = US$1,482,974 (CDN$1,500,000)

Fiscal 2011: 40,000 units at US$0.09 per unit = US$3,600

Fiscal 2012: None

Fiscal 2013-to-date: None

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data as shown in the following table for the Company for Fiscal 2012/2011 Ended June 30th was derived from the consolidated financial statements of the Company that have been audited by BDO Canada LLP, Chartered Accountants, as indicated in their auditor’s report included elsewhere in this Annual Report.  Selected financial data as shown in the following table for the Company for Fiscal 2010/2009/2008 is derived from the Company's audited consolidated financial statements, not included herein.

The information presented below should be read in conjunction with following “Management’s Discussion and Analysis” and with the consolidated financial statements and other financial data included elsewhere in this Annual Report.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the near future.

Table No. 3

Selected Financial Data

($ in 000’s, except per share data)

_________________________________________________________________________________

_________________________________________________________________________________

                                Year       Year       Year       Year       Year

                               Ended      Ended      Ended      Ended      Ended

                           6/30/2012  6/30/2011  6/30/2010  6/30/2009  6/30/2008

Sales Revenue                 $4,145     $3,256     $2,606     $4,092     $4,878

Net Income (Loss)              ($140)       896    ($2,330)     ($719)     ($808)

Income (Loss) per Share       $ 0.00       0.02     ($0.07)    ($0.02)    ($0.03)

Dividends Per Share              Nil        Nil        Nil        Nil        Nil

Wtg. Avg. Shares (000)        44,455     44,427     34,018     29,415     29,415

Period-end Shares O/S         44,455     44,455     44,415     29,415     29,415

--------------------------------------------------------------------------------

Working Capital                ($154)     ($702)   ($1,743)      $271       $433

Long-Term Debt                  $668       $416       $556       $921       $750

Capital Lease Obligations       $232       $290       $344       $398       $462

Capital Stock                $15,464    $15,464    $15,458    $15,079    $15,079

Shareholders’ Equity          $2,313     $2,134     $1,213     $3,164     $3,873

Total Assets                  $3,708     $4,002     $5,002     $4,849     $5,738

---------------------------------------------------------------------------------

(1) Cumulative Net Loss since incorporation to 6/30/2012 was ($14,730,354).

_________________________________________________________________________________

_________________________________________________________________________________

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income (Topic 220)”. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-12, “Comprehensive Income (Topic 220)”. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes  in Update 2011—5 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income.   For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of this update on the consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Equity Financing Timeline

Fiscal 2010:  15,000,000 units at CDN$0.10 per unit = $1,482,974 (CDN$1,500,000)

Fiscal 2011:  40,000 units at US$0.09 per unit = US$3,600

Fiscal 2012:  None

Fiscal 2013-to-date: None

Fiscal 2012 Ended 6/30/2012

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

Barrier manufactures a private label fire rated sheathing product under contract for both LP® Building Products, Inc. (LP) and MuleHide Products, Inc. (MuleHide).  LP introduced a fire rated OSB trademarked LP® Flameblock® Fire-Rated OSB Sheathing (LP FlameBlock) and MuleHide has been selling MuleHide FR Deck Panel (FR Deck Panel) to commercial modular building manufacturers since 2004.

Barrier’s financial statements are filed with both the SEC (USA) and SEDAR (Canada) and are disclosed in US dollars utilizing US generally accepted accounting principles.  Barrier’s filings with the SEC consist of quarterly reviews financial statements on Form 10-Q and annual audited financial statements on Form 10-K.  Barrier continues to file the above financial statements with SEDAR in Canada.

Sales revenue reported for the fiscal period ending June 30, 2012 was up 27% to $4,144,769 in comparison to $3,256,019 generated in the same fiscal period in 2011. Total sales volume, as measured by surface volume of product shipped, was 9,687,029 sq. ft.; an all time high for Barrier.  This is a 39% increase from the 6,962,264 sq. ft. shipped during the previous year.

Shipments into the Residential Roof Deck, Wall Assembly, and Structural Insulated Panel Market Sectors (LP FlameBlock) during the fiscal year increased 106% over shipments in fiscal 2011.  LP Flameblock sales were split between the West at 32%, the Mid-Atlantic region at 31%, the South at 17%, the Midwest at 15%, and less than 1% in Canada. There were 5% of shipments of LP Flameblock into the Structural Insulated Panel market during this period.

Sales into the Commercial Modular Market (FR Deck Panel) decreased 13% in comparison to the previous year). The decrease was the result of the stagnant construction industry. However, the decrease in sales volume in the Commercial Modular market was only offset by a 3.30% decrease in cost of sales primarily as a result of increased commodity prices incurred during the year for substrate.  As expansion funds for projects that use commercial modular structures, such as government barracks and temporary school buildings weren’t available during the economic downturn.  In addition, the need for job-site construction trailers (another use of commercial modular products) diminished during this time as well.

On January 18, 2011, LP and Barrier extended their existing Supply Agreement through December 31, 2012 with the opportunity to extend through December 31, 2013 should both parties agree. LP is the largest producer of Oriented Strand Board (OSB) in the world and believes that Barrier’s Pyrotite Technology will help them achieve their strategy of providing “value added” OSB products to the building community. The agreement gives LP the exclusive right to sell Pyrotite® treated structural panel products in North America, in all markets other than commercial modular (MuleHide Products, Inc.), under their brand name LP® FlameBlock® Fire-Rated OSB Sheathing.

The relationship with LP has increased sales volume to historical levels and Barrier anticipates that sales will continue to grow substantially through the efforts of LP’s sales and marketing team.  Reported sales revenue for LP products, include only the charges for treatment services, not the underlying OSB substrate as LP supplies its own OSB substrate, and outgoing freight.  This pass through of the OSB substrate and freight serves to lower reported “top line” sales revenue, but not gross profits since margins on substrate and freight have historically been restricted to handling costs only to help keep prices competitive.  For the Commercial Modular market, Barrier purchases OSB from local distributors and invoices the cost of the substrate and outgoing freight to the customer, therefore the cost of the substrate and freight is included in revenue for Commercial Modular shipments.

Gross profit for the fiscal period was $258,072 vs. $110,088 in the previous year. The gross margin, as a percentage of sales revenue, doubled to 6% from 3% in the prior year.  Improvements in gross margin are anticipated with gains in manufacturing efficiencies provided by improved production technology and efficiencies created by steady and increased sales volumes. Overhead costs will be spread across a larger manufacturing/sales volume base.  Barrier is intently focused on improving gross margins.

Cost of sales increased to $3,886,697 from $3,145,931 in Fiscal 2011.  The increase is attributable to the increase in volume produced.  A sizeable gain in manufacturing efficiency is reflected in the decreased year-to-date average cost per sq.ft. of production of $0.40 in comparison to $0.45 in the comparable period.  As shipment volumes continue to increase, Barrier expects that the fixed costs included in Cost of Sales will continue to decrease as revenues increase, thus improving gross margins considerably.

Substrate cost and materials/labor were the major expenses in this category.  Substrate accounted for $822,271 for the fiscal year versus $850,852 in the same period last year.  Materials and labor accounted for an additional $2,101,367 in the twelve month period in 2012 versus $1,350,400 in 2011.

R&D activity has generally been focused on product applications in wildfire prone areas in the western US and for 1 and 2-hour rated exterior wall assemblies. Fire resistant exterior walls are often required where buildings are intended to be built close together.

Depreciation on plant and equipment is included in cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, increased slightly year-to-date from $272,105 in 2011 to $295,466.  The expense reflects scheduled depreciation of the new manufacturing line equipment and building expansion.  Amortization, another non-cash category of reporting, of the worldwide Pyrotite technology (including patents, technical know-how, and trademarks) began when Barrier purchased it in 2004 and was fully amortized during the reporting period.

Administrative expenses for Fiscal 2012 increased to $892,033 from $660,196 in the prior year.  The administrative costs per sq. ft. were $0.09 for the fiscal year which equaled the $0.09 reported in Fiscal 2011. While changes in derivative value (see Note 6) positively affected administrative costs significantly last year, Barrier continues to focus on how increased sales volume will help reduce admin cost per square foot shipped. As volumes continue to increase, a continued trend for overall reduction in the average cost of administrative expense per sq.ft. will be manifest.

Accounting and Audit Fees increased from $86,575 to $100,646.

Insurance costs have decreased from $85,121 to $80,672.  The difference is due to annually adjusted premiums based on larger sales volume discounts.

Legal fees decreased significantly to $36,512 for the annual period ending June 30, 2012.  For the same period in the prior year, legal fees were $62,979.  Legal fees were expended on activities in support of protecting Pyrotite® patents and trademark registration as well as for help in the drafting and review of certain business correspondence.  Barrier believes protecting its technology and trademarks is an important step in positioning itself to develop strategic partners and potential technology licensees.

Barrier has two US patents and a patent in Australia protecting the manufacturing technology utilized in the production of fire-rated sheathing products utilizing Pyrotite.

Sales, marketing, and investor relations expenses decreased from $208,944 to $44,218 for the year. The major reason for the decrease in expense under this category was the enhanced effort placed on investor relations in the prior year. Barrier contracted with an external investor relations and media firm, The Investor Relations Group “IRG,” from July through November 30, 2010.  The partnership fit into a strategy of increasing investor awareness of Barrier’s improving business to the investment community.

In addition to the utilization of IRG, Barrier also contracted with an independent Investor Relations professional to conduct dialogue with current and prospective investors during the time period of October 2010 through April 2011. Barrier is committed to maintaining strong relationships with our investors through communication on an ongoing basis and as future cashflow allows access to additional funds, a more active investor relations program will be initiated.

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

Loss Before Other items of ($633,961) is being reported for the fiscal period ending June 30, 2012, whereas in the same period in 2011, a net loss of ($550,108) was reported.

Barrier anticipated a slower start as the Flamebock brand enters the market and gains strength.  Losses early in the LP relationship were anticipated. LP and Barrier targeted a market based price that is more competitive to past product pricing and at a level that will support improved market share. As the construction industry continues recovery, and as sales continue to increase, gross margins and profits are expected to improve.

Other items include income and costs not directly related to business operations.  Other income items reported during the period herein includes a foreign exchange loss of ($8,531) and interest/other income of $1,268.  To compare, for the same reporting period last year there was a foreign exchange gain of $37,919 and interest/other income of $4,296.

In March, 2010, Barrier issued, and sold in a private placement, 15 million shares of stock at the price of $0.10 CDN per share. In addition, the purchasers of the shares were awarded the right to buy an additional share (warrant) at $0.15 CDN. Barrier granted options that were exercisable in Canadian currency, whereas the functional currency of the company is the US dollar. As a result of these transactions, Barrier was required to record these instruments as derivative liabilities which are re-measured to their fair value each reporting period. During the fiscal year ending June 30, 2012 the Company reported a fair value gain of $556,762 vs. $1,453,238 in Fiscal 2011.

Interest on Long Term Debt has increased from $49,534 to $55,234 for the 12-month reporting period.

Net Income.  A net loss of ($139,696) is being reported for the fiscal period ending June 30, 2012, whereas in the same period in 2011, a net gain of $895,811 was reported. While changes in derivative value (see Note 6) affected net income in the prior year reporting period, Barrier remains focused on cutting costs and improving efficiencies wherever it can. Barrier remains focused on cutting costs and improving efficiencies wherever it can.  This includes operating the manufacturing line with maximum efficiency, as the economy remains unsettled and residential construction slowly begins to recover.  Keeping a vigilant handle on costs will help keep operational costs as low as possible and enable recovery to occur sooner and at lower volumes than previously possible.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the nine most recently completed quarters:

	June 30 2012	Mar 31 2012	Dec 31 2011	Sept 30 2011	June 30 2011	Mar 31 2011	Dec 31 2010	Sept 30 2010	June 30 2010
Volume shipped (MSF)	2,531	2,619	2,327	2,210	1,861	1,573	1,754	1,774	1,496
Total Revenues (000)	1,029	$1,023	$1,008	$1,085	$765	$735	$877	$879	$574
Operating Income (000)	($270)	($103)	($157)	($104)	($175)	($176)	($30)	($169)	($370)
Net income (loss) (000)	($291)	($65)	($34)	$250	$31	$11	$808	$46	($117)
EPS (Loss) Per Share	$0.00	$0.00	($0.01)	$0.01	$0.00	$0.00	$0.02	$0.00	($0.00)

Selected Annual Information

The following financial data is for the three most recent years ended June 30:

	2012	2011	2010
Total Revenue	$4,144.8	$3,256.0	$2,606.3
Net income (loss)	(139.7)	895.8	(2,330.0)
Per share	0.00	0.02	(0.07)
Per share, fully diluted	0.00	0.02	(0.07)
Total assets	3,708.0	4,002.2	5,002.0
Total long-term financial liabilities	900.0	705.9	900.0
Cash dividends declared per share	Nil	Nil	Nil

New product and market development

Barrier continues to provide support to LP for new product and market development in activity directed specifically toward applications in areas where wildfires are prevalent. Wildland Urban Interface (WUI) zones, which are primarily located in the western US, are areas where special building codes have been developed to help save homes if a brush fire should occur. Becoming certified for use in these applications requires additional product development, including fire testing specific and unique to these fire hazard zones. In addition to these WUI applications, which are primarily associated with limiting the ignition of the exterior of the building, Barrier and LP are cooperating on the development of new, more cost effective, designs of 1 and 2 hour exterior wall systems designed to be used when houses are built in close proximity all over the US.

Barrier and LP have now successfully designed, tested, and UL certified a 2-hr exterior load bearing wall being currently being used in wood-frame commercial/residential buildings of Type III construction. As more architects and specifying engineers become aware of this new design Barrier and LP are confident that considerable sales will result for these projects.

Global licensing opportunities

Barrier continues to explore manufacturing and distribution opportunities for Pyrotite technology in geographies outside of the US.

Financial position & financings

Barrier ended the period with a working capital deficiency (current assets less current liabilities) of ($153,932). The negative operating cash flow was ($244,349) in comparison to ($329,065) for the fiscal period ended June 30, 2011.

Barrier has also established a short term revolving line of credit ($50,000) at the local Farmers State Bank of Watkins, in Watkins, Minnesota. As of June 30, 2012 the balance owing on the revolving line of credit was $40,000 leaving an additional $10,000 available for use. In addition, a $300,000 convertible debenture was established in December 2011. To date, $200,000 has been used on this debenture with an additional $100,000 available for cash flow if needed.

Investing activities resulted in net cash outflow of ($116,363) in the current period in comparison to a net cash outflow of ($74,857) in the prior year.  The cash outflow was the result of the acquisition of plant and equipment capital improvements.

Financing activities resulted in net cash inflow of $193,493 in the current period compared to a net cash outflow of ($190,457) for the same period last year.  The cash inflow resulted from the incoming funds from the convertible debenture, a new loan facility and then repayments on long-term debt and obligations under capital lease.  At the end of December, Barrier negotiated a new banking relationship with Farmers State Bank of Watkins.  With the long term debt needs reduced, Barrier was able to combine the term loan and line of credit from First National Bank of Cold Spring into a single note with a reduced interest rate (from 6.75% and 7% to 6.25%) at Farmers State Bank.

There is no unqualified assurance that Barrier will operate profitably or will generate positive cash flow in the future. In addition, Barrier’s operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, the level of competition or general economic conditions.  These factors cast substantial doubt about the Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities as they come due.  The Company’s independent auditors included an explanatory regarding substantial doubt about the Company’s ability to continue as a going concern in their report on the Company’s annual financial statements for the fiscal year ended June 30, 2012.

During the twelve months ended June 30, 2012, the Company issued two convertible promissory debentures to a director and a company controlled by a director.  The debentures are being issued in tranches of $50,000 and as of June 30, 2012, the company had received $200,000 in respect to these debentures.  As needed, the company will draw the remaining $100,000 available.  The debentures bear interest at 12% per annum and are secured by a third charge over the Company’s plant and equipment as well as charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder thereof to purchase an additional share for $0.10 for a period of two years from the conversion date.

Although management believes that revenues will increase, management also expects an increase in operating costs directly related to the increase in sales. Consequently, the Company expects to incur short term operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner.

Current and Future Financing Needs

At June 30, 2012, the current cash and cash equivalents totaled $101,523; there was $10,000 in available funds to draw on the revolving credit facility, and an additional $100,000 available from the convertible debentures.  Over the next twelve months, the Company anticipates that the operation of business will produce an average monthly operating cash flow of $20,000 for a total of $240,000 for the 2013 fiscal year.  In addition, over the next 12 months, the Company is required to make payments totaling $169,714   in respect of its long-term debt and capital lease obligations and $495,383 in respect of accounts payable outstanding as at June 30, 2012 with $114,881 incoming accounts receivable as of June 30, 2012.  The Company expects to fund the cash shortfall with an additional convertible debenture or private placement.

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

Increased costs of general and administrative expenses

Increased costs of raw materials and freight

Costs associated with the research and development activities

Costs associated with maintaining property, plant and equipment and intellectual property

Related Party Transactions

During the twelve months ended June 30, 2012 the Company incurred wages and management fees to the directors and officers of the company of $278,363.  The Company paid $186,793 in wages and management fees for the same prior year-to-date.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of June 30, 2012:  44,454,926 common shares at $15,463,675

Issued as of Sept 14, 2012:  44,454,926 common shares at $15,463,675

Options outstanding:

The following summarizes information about the stock options outstanding at June 30, 2012:

Exercise
Number	Price	Expiry Date

350,000	$0.15 CDN	October 29, 2012
40,000	$0.064 CDN	June 10, 2013
3,840,000	$0.10	May 15, 2015

4,230,000

Other Matters

As at June 30, 2012 the Company did not have any off-balance sheet arrangements to report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

International Barrier Technology Inc.

We have audited the accompanying consolidated balance sheets of International Barrier Technology Inc. as of June 30, 2012 and 2011and the related consolidated statements of operations and comprehensive (loss) income, cash flows and changes in stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Barrier Technology Inc. at June 30, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company had an accumulated deficit of $14,730,354 at June 30, 2012 and had a working capital deficit of $153,932. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2011, the Company changed its accounting for employee share purchase options with the adoption of the new guidance for employee share purchase options denominated in a currency of the market in which the Company’s equity securities trade.

/s/ BDO CANADA LLP

Chartered Accountants

Vancouver, Canada

September 28, 2012

INTERNATIONAL BARRIER TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2012 and June 30, 2011
(Stated in US Dollars)

	June 30,	June 30,
	2012	2011
ASSETS
Current
Cash and cash equivalents	$ 101,523	$ 268,742
Accounts receivable	114,881	49,825
Inventory - Note 3	242,465	230,226
Prepaid expenses and deposits	40,115	46,359
Total Current Assets	498,984	595,152

Property, plant and equipment - Note 4	3,209,061	3,387,810
Patent, trademark, and technology rights - Note 5	-	19,273
Total Assets	$ 3,708,045	$ 4,002,235

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 495,383	$ 401,562
Customer deposits	-	19,844
Derivative liability - Notes 2, 7 and 10	-	741,357
Current portion of long term debt - Note 8	96,093	76,412
Obligation under capital leases - Note 9	61,440	57,911
Total Current Liabilities	652,916	1,297,086

Long-term debt - Note 8	371,787	339,709
Convertible debentures - Note 6	200,000	-
Obligation under capital leases - Note 9	170,466	231,907

Total Liabilities	1,395,169	1,868,702

STOCKHOLDERS' EQUITY
Common Stock - Note 10
Authorized: 100,000,000 common shares without par value
Issued: 44,454,926 common shares (June 30, 2011: 44,454,926)	15,463,675	15,463,675
Additional paid-in capital	1,579,555	1,030,593
Accumulated deficit	(14,730,354)	(14,360,735)

Total Stockholders' Equity	2,312,876	2,133,533

Total Liabilities and Stockholders' Equity	$ 3,708,045	$ 4,002,235

APPROVED BY THE BOARD OF DIRECTORS

"David Corcoran"		"Victor Yates"
David Corcoran	Director	Victor Yates	Director

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
June 30, 2012 and 2011
(Stated in US Dollars)

	2012	2011

Sales	$ 4,144,769	$ 3,256,019

Cost of Sales	3,886,697	3,145,931

Gross Profit	258,072	110,088

Expenses
Accounting and audit fees	100,646	86,575
Filing Fees	15,833	22,537
Insurance	80,672	85,121
Bank charges and interest	573	441
Legal fees	36,512	62,979
Office and miscellaneous	53,110	52,382
Sales, marketing, and investor relations - Note 10	44,218	208,944
Telephone	10,975	11,011
Transfer agent fees	7,999	8,539
Wages and management fees - Notes 10 and 12	541,495	121,667

Total Administrative Expenses	892,033	660,196

Loss before other income	(633,961)	(550,108)

Foreign exchange gain (loss) and other income	(7,263)	42,215
Interest on long-term obligations	(55,234)	(49,534)
Change in fair value of derivative liability - Note 7	556,762	1,453,238

Total Other Income	494,265	1,445,919

Net income (loss) for the period	$ (139,696)	$ 895,811

Basic and diluted income (loss) per share	$ (0.00)	$ 0.02

Weighted average number of shares outstanding	44,454,926	44,426,542

Diluted weighted average number of shares outstanding	44,454,926	44,837,955

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
June 30, 2012 and 2011
(Stated in US Dollars)

	2012	2011

Operating Activities
Net income for the year	$ (139,696)	$ 895,811
Items not involving cash:
Depreciation - plant and equipment	295,466	272,105
Amortization - patent, trademark and technology rights	19,273	126,016
Stock-based compensation - investor relations	5,429	27,090
Stock-based compensation - wages	129,015	(331,176)
Change in fair value of derivative liability	(556,762)	(1,453,238)
Changes in non-cash working capital balances related to operations:
Accounts receivable	(65,056)	52,273
Inventory	(12,239)	25,604
Prepaid expenses and deposits	6,244	4,501
Accounts payable and accrued liabilities	93,821	32,105
Customer deposits	(19,844)	19,844

Net cash used in operating activities	(244,349)	(329,065)

Cash Flows provided by Financing Activities
Issuance of common shares	-	3,600
Issuance of Convertible debentures	200,000	-
Advances on bank loan facility	490,000	250,000
Repayment of bank loan facility	(181,723)	(318,277)
Repayment on long term debt	(256,872)	(71,187)
Decrease in obligations under capital lease	(57,912)	(54,593)
Net cash provided by (used in) financing activities	193,493	(190,457)

Cash Flows used in Investing Activities
Acquisition of equipment	(116,363)	(74,857)
Net cash used in investing activities	(116,363)	(74,857)

Decrease in cash and cash equivalents during the year	(167,219)	(594,379)

Cash and cash equivalents, beginning of the year	268,742	863,121

Cash and cash equivalents, end of the year	$ 101,523	$ 268,742

Supplemental Cash Flow Information
Cash paid for interest	$ 50,176	$ 49,534

Cash paid for income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
June 30, 2012 and 2011
(Stated in US Dollars)

	Common Stock
	Issued	Amount	Paid-in	Accumulated
	Shares		Capital	Deficit	Total

Balance, June 30, 2010	44,414,926	$ 15,457,697	$ 1,012,052	$ (15,256,546)	$ 1,213,203
Reclassification of derivative liability on cancellation of stock options	-	-	20,405	-	20,405
Stock-based compensation	-	-	514	-	514
Issued for exercise of stock options - at $0.09	40,000	3,600	-	-	3,600
Transferred to additional paid in capital for the exercise of stock options	-	2,378	(2,378)	-	-
Net income for the year	-	-	-	895,811	895,811

Balance, June 30, 2011	44,454,926	15,463,675	1,030,593	(14,360,735)	2,133,533
Cumulative effect of accounting change - Note 2	-	-	395,362	(229,923)	165,439
Stock-based compensation	-	-	153,600	-	153,600
Net income for the period	-	-		(139,696)	(139,696)

Balance, June 30, 2012	44,454,926	$ 15,463,675	$ 1,579,555	$ (14,730,354)	$ 2,312,876

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Stated in US Dollars)

Note 1

Nature of Operations and Ability to Continue as a Going Concern

The Company develops, manufactures and markets proprietary fire resistant building materials branded as Blazeguard in the United States of America and, as well, the Company owns the exclusive U.S. and international rights to the Pyrotite fire retardant technology.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2012, the Company had not yet achieved profitable operations, had an accumulated deficit of $14,730,354 since its inception and had a working capital deficiency of $153,932, which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from issuing promissory notes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

The Company was incorporated under the British Columbia Company Act and is publicly traded on the TSX Venture Exchange in Canada (“TSX-V”) and the OTC Bulletin Board in the United States of America. During the years ended June 30, 2012 and June 30, 2011, the Company had assets in each of Canada and the United States of America and generated sales primarily in the United States of America.

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

June 30, 2012 and 2011

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

June 30, 2012 and 2011

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

i)

Basic and Diluted Gain (Loss) per Share

Basic net gain per common share is calculated by dividing net gain by the weighted-average number of common shares outstanding for the period.  Diluted net gain per common share includes both the weighted-average number of common shares outstanding for the period plus the potentially dilutive securities from stock options and warrants outstanding.  The number of shares potentially issuable at June 30, 2012 and 2011 upon exercise or conversion of share purchase warrants and share purchase options and the conversion of convertible debentures totalled 8,230,000 and 18,930,000 respectively. These instruments were excluded from the calculation of diluted earnings per shares because their effect is anti-dilutive.

j)

Fair Value Measurements

The book value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term maturity of those instruments.  Based on borrowing rates currently available to the Company under similar terms, the book value of long term debt, convertible debentures and capital lease obligations approximate their fair values. The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Certain of the Company’s cash equivalents, consisting of short-term term deposits, are based on Level 2 inputs in the ASC 820 fair value hierarchy.

The Company’s long-term debt is based on Level 2 inputs in the ASC 820 fair value hierarchy. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities , the fair value of the long-term debt is $467,880 (2011: $416,121).

The Company’s convertible debentures are based on Level 2 inputs in the ASC 820 fair value hierarchy. The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates.  At June 30, 2012, the convertible debentures had a fair value of $309,185 (2011: $Nil)

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

j)

Fair Value Measurements – (cont’d)

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended June 30, 2012 and 2011.

As at June 30, 2012, the Company’s Level 3 liabilities consisted of share purchase options granted to non-employees that are exercisable in a currency other than the Company’s functional currency. At June 30, 2011, the Company’s Level 3 liabilities consisted of the warrants issued in connection with the Company’s offering of equity units in a private placement (Note 7) as well as share purchase options granted to employees and non-employees that are exercisable in a currency other than the Company’s functional currency (Note 10). During the year ended June 30, 2012, employee share purchase options that were exercisable in a currency of than the Company’s functional currency were reclassified to equity upon the adoption of ASU 2010-13 effective July 1, 2011 (Note 2(o)). These Level 3 liabilities had no active market and are required to be measured at their fair value at each reporting period based on information that is unobservable.

A summary of the Company’s Level 3 liabilities for the years ended June 30, 2012 and 2011 is as follows:

	Year ended	Year ended
	June 30,	June 30,
	2012	2011

Warrants

Beginning fair value	$ 556,762	$ 2,010,000
Change in fair value	(556,762)	(1,453,238)
Ending fair value	$ -	$ 556,762

Non-employee options

Beginning fair value	$ 19,156	$ 40,600
Issuance	-	10,745
Transfers in	-	27,031
Transfers out	-	(20,405)
Change in fair value	(19,156)	(38,815)
Ending fair value	-	19,156
Total Level 3 Liabilities	$ -	$ 575,918

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

k)

Accounts Receivable and Concentrations of Credit Risk

The Company grants credit to its customers in the normal course of business. Trade receivables are typically non-interest bearing and are initially recorded at cost. Sales to the Company’s recurring customers are generally made on open account terms. Past due status of customer accounts is determined based on how recently payments have been received in relation to payment terms granted. Credit is generally extended based upon an evaluation of each customer’s financial condition, with terms consistent in the industry and no collateral required. Losses from credit sales are provided for in the financial statements and consistently have been within the allowance provided. The allowance is an estimate of the uncollectibility of accounts receivable based on an evaluation of specific customer risks along with additional reserves based on historical and probable bad debt experience. Amounts are written off against the allowance in the period the Company determines that the receivable is uncollectible. The Company has not recorded an allowance for doubtful accounts against its accounts receivable in each of the years ended June 30, 2012 or June 30, 2011.

Currency Risk

The Company holds cash of $57,190 (2010 $276,225) in Canadian dollars exposing it to a foreign currency exchange risk.  During the year ended June 30, 2012, the Company realized a foreign exchange loss of $8,531 (2011: foreign exchange gain of $37,919) as a result of the Company holding cash in Canadian dollars.

l)

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition”, which requires that: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed and determinable, and (iv) collection is reasonably assured. The Company recognizes revenue when the building supplies have been shipped.

The Company also recognizes revenue on a “bill-and-hold” basis in accordance with the authoritative guidance.  Under the Company’s “bill-and-hold” arrangements, at the request of the customer, finished inventory is segregated for future delivery at the customer’s discretion.  Title and risk of loss of the inventory has passed to the customer upon segregation, at which time the Company receives payment from the customer and recognizes revenue thereon.

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

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Stated in US Dollars)

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

o)

Derivative Liabilities

ASC 815, “Derivatives and Hedging” requires free standing warrants and share purchase options classified as liabilities to be measured at fair value. These instruments are adjusted to reflect fair value at each period end. Any increase or decrease in the fair value are recorded in results of operations as change in fair value of derivative liabilities or as an expense relating to the services provided. In determining the appropriate fair value, the Company used the binomial option pricing model.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

p)

Recent Accounting Pronouncements and Change in Accounting Policy

Recently Adopted Accounting Pronouncements

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

The cumulative effect of this change in accounting principle of $165,439 was to recognize an increase of additional paid-in capital of $395,362 representing the fair value of the employee options on their respective grant dates and record a charge to accumulated deficit of $229,923. In addition, the Company reversed the fair value of the derivative liability previously associated with the employee share-purchase options on July 1, 2011 in the amount of $165,439. Also, in accordance with the disclosure requirements of ASC 250-10, the effect of this change in accounting principle in the current year statement of operations and comprehensive (loss) income was for an increased loss of $165,439, being the gain resulting from the change of fair value in derivative liability that would have been recognized under the prior accounting principle. There is no change in basic and diluted income (loss) per share as a result of applying this change in accounting principle.

		Non-Employee	Employee
	Warrants	Options	Options	Total
Balance, June 30, 2011	$ 556,762	$ 19,156	$ 165,439	$ 741,357
Cumulative effect of adopting ASU 2010-13	-	-	(165,439)	(165,439)
Change in fair value	(556,762)	(19,156)	-	(575,918)
Balance, June 30, 2012	$ -	$ -	$ -	$ -

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

p)

Recent Accounting Pronouncements and Change in Accounting Policy – (cont’d)

Accounting Standards Not Yet Effective

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income (Topic 220)”. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-12, “Comprehensive Income (Topic 220)”. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes  in Update 2011—5 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income.   For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of this update on the consolidated financial statements.

Note 3

Inventory

	June 30, 2012	June 30, 2011

Raw materials	$ 189,028	$ 153,369
Finished goods	53,437	76,857
Total Inventory	$ 242,465	$ 230,226

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Stated in US Dollars)

Note 4

Property, Plant and Equipment

	2012
	Cost	Accumulated Depreciation	Net
Manufacturing Equipment	$ 3,634,499	$ 1,444,381	$ 2,190,118
Equipment and Furniture	33,194	33,194	-
Computer Equipment	30,032	30,032	-
Subtotal Equipment	3,697,725	1,507,607	2,190,118

	2012
Assets under Capital Lease	Cost	Accumulated Depreciation	Net
Equipment	69,696	44,529	25,167
Land	54,498	0	54,498
Building	1,877,801	983,783	894,018
Railroad Spur	94,108	48,848	45,260
Subtotal Assets under Capital Lease	2,096,103	1,077,160	1,018,943
Total Property, Plant and Equipment	$ 5,793,828	$ 2,584,767	$ 3,209,061

	2011
	Cost	Accumulated Depreciation	Net
Manufacturing Equipment	$ 3,518,136	$ 1,252,225	$ 2,265,911
Equipment and Furniture	33,194	32,768	426
Computer Equipment	30,032	29,570	462
Subtotal Equipment	3,581,362	1,314,563	2,266,799

	2011
Assets under Capital Lease	Cost	Accumulated Depreciation	Net
Equipment	69,696	38,237	31,459
Land	54,498	0	54,498
Building	1,877,801	889,893	987,908
Railroad Spur	94,108	46,962	47,146
Subtotal Assets under Capital Lease	2,096,103	975,092	1,121,011
Total Property, Plant and Equipment	$ 5,677,465	$ 2,289,655	$ 3,387,810

During the year ended June 30, 2012, the Company recorded depreciation expense of $295,466 (2011: $272,105) on its property, plant and equipment. This amount is included in cost of sales in the Statement of Operations

Depreciation of assets under capital leases included in amortization expense for the year ended June 30, 2012 was $102,068 (2011:  $90,852).

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Stated in US Dollars)

Note 5

Patent, Trademark and Technology Rights

	2012	2011

Trademark and Technology Rights - at cost	$ 1,000,000	$ 1,000,000
Patent - at cost	24,104	24,104
Subtotal Patent, Trademark and Technology Rights at Cost	1,024,104	1,024,104
Less Accumulated Amortization	(910,358)	(891,085)
Impairment Provision	(113,746)	(113,746)
Total Patent, Trademark and Technology Rights	$ -	$ 19,273

Note 6

Convertible Debentures

During the year ended June 30, 2012, the Company approved the issuance of two convertible promissory debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches of $50,000 and as at June 30, 2012 the Company had received $200,000 in respect of these debentures.  The debentures bear interest at 12% per annum, payable monthly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit. Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date.

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

The warrant liability was re-valued at the end of each reporting period with the change in fair value of the derivative liability recorded as a gain or loss in the Company’s Consolidated Statements of Operations.  The warrant liability was accounted for at its fair value as follows:

	June 30, 2012	June 30, 2011
Beginning Fair Value	$ 566,762	$ 2,010,000
Change in Fair Value	(566,762)	(1,453,238)
Ending Fair Value	$ -	$ 556,762

The warrants expired during the year ended June 30, 2012.

The Company used the binomial option pricing model to estimate the fair value of the warrants at June 30, 2011 using the following assumptions:

	June 30, 2012	June 30, 2011
Expected life (years)	-	0.72
Risk-free interest rate	-	0.19%
Expected volatility	-	146.29%
Expected dividend yield	-	0.00%

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Stated in US Dollars)

Note 8

Long-term Debt

	June 30, 2012	June 30, 2011

Revolving bank loan facility in the amount of $250,000 bearing interest at 6.75% per annum and collateralized by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The balance was due on September 1, 2012	$ -	$ 181,723

Term bank loan facility in the amount of $500,000 bearing interest at 7% annum and collateralized by a second charge over the real estate. The facility is being amortized over 7 years with fixed monthly blended payments of principal and interest totaling $7,550 and has a balloon payment due July 1, 2012.	-	234,398

Revolving promissory note in the amount of $50,000 bearing interest at 6.25% per annum and is unsecured. Monthly interest payments are due beginning on February 1, 2012. The promissory note is repayable on demand, but if no demand for repayment is made, on February 1, 2013. The Company has drawn $40,000 on this promissory note at June 30, 2012	40,000	-

Term bank loan facility in the amount of $450,000 bearing interest at 6.25% and collateralized by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The facility is being amortized over 4 years with fixed monthly blended payments of principal and interest totaling $6,800 with a balloon payment due on January 1, 2016	427,880	-

Subtotal including Current Portion	467,880	416,121
Less: current portion	(96,093)	(76,412)

Total Long-Term Debt	$ 371,787	$ 339,709

Future principal payments required on long-term debt are as follows:

2013	$ 96,093
2014	59,752
2015	63,650
2016	248,385
Total Future Long-Term Debt Principal Payments	$ 467,880

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Stated in US Dollars)

Note 9

Obligation under Capital Leases

Future minimum annual lease payments on the obligation under capital leases are as follows:

2013	$ 73,621
2014	73,621
2015	73,621
2016	36,812
Thereafter	-

Subtotal Including Interest	257,675
Less: amount representing interest	(25,769)
Subtotal Including Current Portion	231,906
Less: current portion	(61,440)
Long-term portion	$ 170,466

The capital leases bear interest at various rates from 4.75% to 6% per annum.

Interest on capital leases included in interest on long-term debt for the year ended June 30, 2012 was $15,710 (2011:  $16,996).

Note 10

Common Stock

a)

Escrow:

At June 30, 2012, there are 48,922 (2011 – 48,922) common shares held in escrow by the Company’s transfer agent, the release which is subject to the approval of the regulatory authorities. As at June 30, 2012, all of these shares held in escrow are issuable but the Company has yet to request their release.  These shares have been included in the computation of net loss per share.

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

A summary of the status of the Company’s share purchase option plan as of June 30, 2012 and 2011 and changes during the years ending on those dates is presented below:

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Stated in US Dollars)

Note 10

Common Stock – (cont’d)

b)

Commitments: - (cont’d)

Stock-based Compensation Plan – (cont’d)

		Weighted
		Average		Aggregate
	Number of	Exercise		Intrinsic
	Shares	Price		Value

Outstanding, June 30, 2010	4,330,000	$0.12		$ 293,553

Granted	390,000	$0.14	CDN	-
Exercised	(40,000)	$0.09		-
Expired	(250,000)	$0.55		-
Forfeited	(500,000)	$0.14	CDN	-
Outstanding, June 30, 2011	3,930,000	$0.12	CDN	$ -

Granted	3,840,000	$0.10		-
Expired	(3,540,000)	$0.12	CDN	-
Forfeited	-	-		-
Outstanding, June 30, 2012	4,230,000	$0.10		$ -

Exercisable, June 30, 2012	4,230,000	$0.10

Exercisable, June 30, 2011	3,890,000	$0.12	CDN

The following summarizes information about share purchase options outstanding as at June 30, 2012:

Number	Exercise			Remaining
	Price		Expiry Date	Contractual Life
350,000	$0.15	CDN	October 29, 2012	0.33 years
40,000	$0.06	CDN	June 10, 2013	0.95 years
3,840,000	$0.10		May 15, 2015	2.87 years
4,230,000

The weighted-average grant date fair value of options granted during the years 2012 and 2011 was $0.04 and $0.10 respectively.

Employee Share Purchase Options

During the year ended June 30, 2012, the Company granted a total of 3,840,000 share purchase options to various directors, employees and consultants exercisable at $0.10 per share until May 15, 2015. These options were fully vested at the date of issuance.  The fair value of these options was determined to be $153,600, which was recognized in the statement of operations for the year ended June 30, 2012.

The fair value of the stock options granted was determined using the Black Scholes option pricing model using the following assumptions: expected dividend yield: 0.00%, expected volatility: 116.48%, risk-free interest rate: 0.38%, expected term: 3.00 years.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Stated in US Dollars)

Note 10

Common Stock – (cont’d)

b)

Commitments: - (cont’d)

Stock-based Compensation Plan – (cont’d)

At June 30, 2011, employee share options exercisable in a currency that was not the functional currency of the Company were required to be classified as liabilities and were required to be re-valued at each reporting period with the change in fair value of the liability included in Wages and Management fees in the Company’s Consolidated Statements of Operations. Upon the adoption of ASU 2010-13 effective July 1, 2012 (Note 2), these employee share purchase options are no longer required to be classified as liabilities.

Stock-based compensation charges relating to employee share purchase options during the year ended June 30, 2011 were determined under the fair value method using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield: 0.00%, expected volatility: 151.61%, risk-free interest rate: 0.35%, expected term: 2.00 years.

The employee share purchase option liabilities accounted for at their respective fair values and are summarized as follows:

	2012	2011
Fair value of employee options accounted for as liabilities, beginning of the year	$ 165,439	$ 469,000
Cumulative effect of change in accounting policy on July 1, 2011 - Note 2	(165,439)	-
Fair value of employee options, at issuance	-	26,864
Change in fair value of employee options accounted for as liabilities during the year	-	(330,425)
Fair value of employee options accounted for as liabilities, end of the year	$ -	$ 165,439

Non-Employee Share Purchase Options

In accordance with the guidance of ASC 815-40-15, stock options granted to non-employees with exercise prices that are not denominated in the functional currency of the Company are determined not to be indexed to the Company’s stock and are required to be accounted for as derivative liabilities in accordance with ASC 815 “Derivatives and Hedging”.

The non-employee share purchase option liabilities are accounted for at their respective fair values and are summarized as follows:

	2012	2011
Fair value of non-employee options, beginning of the year	$ 19,156	$ 40,600
Fair value of non-employee options, at issuance	-	10,745
Fair value of non-employee options vested during the year	-	27,031
Reclassification of cancelled non-employee stock options to additional paid-in capital	-	(20,405)
Change in fair value of non-employee options during the year	(19,156)	(38,815)
Fair value of non-employee options, end of the year	$ -	$ 19,156

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Stated in US Dollars)

The non-employee options were required to be re-valued with the change in fair value of the liability recorded as a gain or loss on the change of fair value of derivative liability and included in other items in the Company’s Consolidated Statements of Operations at the end of each reporting period. The fair value of the options will continue to be classified as a liability until such time as they are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as a liability.  At June 30, 2012 the 140,000 remaining non-employee options required to be classified as a liability had $Nil value.

Stock based compensation amounts are classified in the Company’s Statement of Operations and Comprehensive (Loss) Income as follows:

	2012	2011
Investor Relations	$ 5,430	$ 27,090
Wages and management fees	129,014	(331,176)

Total Stock-Based Compensation	$ 134,444	$ (304,086)

A summary of changes in the Company’s unvested stock options for the years ended June 30, 2012 and 2011 is presented below:

	2012		2011
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Options	Fair Value	Options	Fair Value
Unvested, beginning of year	40,000	$0.08	410,000	$0.13
Granted	3,840,000	$0.03	390,000	$0.10
Expired	-		(200,000)	$0.13
Forfeited	-		-
Vested	(3,880,000)	$ 0.03	(560,000)	$0.12
Unvested, end of year	-		40,000	$0.08

Note 11

Research and Development Costs

Research and development expense, included in cost of sales, consists of the following for the years ended June 30, 2012 and 2011.

	2012	2011

Testing Services	$ 31,625	$ 30,962

Note 12

Related Party Transactions

The Company was charged the following amounts by directors or private companies with common directors during the years ended June 30, 2012 and 2011:

	2012	2011

Wages and management fees	$ 278,363	$ 186,793

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Stated in US Dollars)

Note 13

Income Taxes

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	2012	2011

Net operating losses	$ 1,944,000	$ 1,885,000
Property, plant and equipment	(69,000)	(52,000)
Expenses not currently deductible	17,000	26,000
Research and development	37,000	-
Valuation allowance	(1,929,000)	(1,859,000)
Net deferred tax assets	$ -	$ -

The provision for income taxes differs from the amount established using the statutory income tax rate as follows:

	June 30, 2012	June 30, 2011

Income tax expense (benefit) at statutory rate	$ (35,600)	$ 246,000
Foreign income taxed at foreign statutory rate	(23,100)	(43,000)
Change in fair value of derivative liability	(141,600)	(400,000)
Stock-based compensation	34,300	(82,000)
Effect of foreign exchange and other	94,600	(79,000)
Effect of reduction in tax rates	1,400	7,000
Increase in valuation allowance	70,000	351,000
Deferred income tax recovery	$ -	$ -

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the future tax asset has been established at both June 30, 2012 and June 30, 2011.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Stated in US Dollars)

Note 13

Income Taxes – (cont’d)

As at June 30, 2012, the Company had estimated net operating loss carry-forwards available to reduce taxable income in future years, which were incurred in the United States and Canada as follows:

	United States	Canada	Total

2014	$ -	$ 79,000	$ 79,000
2015	-	164,000	164,000
2017	277,000	-	277,000
2018	259,000	-	259,000
2019	194,000	-	194,000
2020	146,000	-	146,000
2021	208,000	-	208,000
2022	134,000	-	134,000
2023	32,000	-	32,000
2024	134,000	-	134,000
2026		176,000	176,000
2027	331,000	212,000	543,000
2028	848,000	179,000	1,027,000
2029	493,000	182,000	675,000
2030	774,000	150,000	924,000
2031	354,000	108,000	462,000
2032	289,000	252,000	541,000
Total Net Operating Loss Carry-Forwards	$ 4,473,000	$ 1,502,000	$ 5,975,000

Uncertain Tax Positions

The Company has adopted certain provisions of ASC 740, “Income Taxes”, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. The provisions also provide guidance on the de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

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

At June 30, 2012, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

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

June 30, 2012 and 2011

(Stated in US Dollars)

Note 14

Segmented information and sales concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials. Substantially all of the Company’s revenues and long-term assets are located in the United States.

The Company sells LP® FlameBlock Fire-Rated OSB Sheathing to LP® Building Products (“LP”) and sales to LP accounted for 61% of Fiscal 2012 revenues.  Barrier sells MuleHide FR Deck Panel to MuleHide Products (“MuleHide”), Inc. and sales to MuleHide accounted for 38% of Fiscal 2012 revenues.  In 2011, sales to LP accounted for 26% of sales revenues and MuleHide accounted for 72%. The amounts receivable from each of these customers at June 30, 2012 is $89,936 and $17,662 respectively (2011: $Nil and $43,261 respectively).

The loss of either of these customers or the curtailment of purchases by such customers could have material adverse effects on the Company’s financial condition and results of operations.

Note 15

Comparative Figures

Certain comparative figures have been reclassified to be consistent with the current year presentation.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of June 30, 2012, and has concluded the disclosure controls and procedures were ineffective as discussed in greater detail below.  As of the date of this filing, the Company is still in the process of remediating such material weaknesses in its internal controls and procedures.

(b)  Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of its internal control over financial reporting as of June 30, 2012.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, management with the participation of our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2012, due to the existence of a significant deficiency constituting a material weakness, as described in greater detail below.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In light of this material weakness, the Company performed additional post-closing procedures and analyses in order to prepare the consolidated financial statements included in this report. As a result of these procedures, the Company believes its consolidated financial statements included in this report present fairly, in all material respects, the financial position, results of operations and cash flows for the year ended June 30, 2012.

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

Material Weaknesses Identified

In connection with the preparation of the consolidated financial statements for the year ended June 30, 2012, management identified the following material weakness in internal control:

Our company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2013 assessment of the effectiveness of our internal control over financial reporting.

Such remediation would entail enhancing the training and oversight of the accounting personnel responsible for non-routine transactions involving complex accounting matters and engaging the services of an independent consultant with sufficient expertise in income tax and complex US GAAP matters to assist us in the preparation of our financial statements.

(c)  Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of our fiscal year ended June 30, 2012 that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

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

August 31, 2012

_______________________________________________________________________________

_______________________________________________________________________________

                                                                        Date of

                                                                          First

                                                                    Election or

Name                       Position                        Age      Appointment

David J. Corcoran (1)(2)(6)CFO/Director                     65        July 1986

Michael D. Huddy (3)       President/CEO/Director           60    February 1993

Lindsey Nauen (4)          Corporate Secretary              60    December 2003

Craig Roberts (1)(5)(6)    Director                         39      August 2006

Victor A. Yates (1)        Director                         67    November 1987

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

Compliance with Section 16(a) of the Exchange Act

The Board of Directors, all Officers, and major shareholders of 10% or more of International Barrier Technology Inc. are in compliance with all reporting requirements of the exchange act with the exception that Michael Huddy, David Corcoran, Victor Yates, and Craig Roberts all late filed one Form 4 during Fiscal 2012 relating to the grant of stock options replacing expired options.

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

Board Meetings and Committees; Annual Meeting Attendance

During Fiscal 2012, the Board of Directors held three regularly scheduled meetings, and nine special and telephone meetings.  For various reasons, Board members may not be able to attend a Board meeting; all Board members are provided information related to each of the agenda items before each meeting, and, therefore, can provide counsel outside the confines of regularly scheduled meetings.  No director attended fewer than 75% of the aggregate of: (1) the total number of meetings of the Board of Directors, while he was a Director; and (2) the total number of meetings of committees of the Board of Directors on which the director served.  Directors are encouraged to attend annual meetings of our stockholder; three of the directors physically attended the November 2011 annual shareholders meeting.

The attendance records of our Board members during Fiscal 2012 were:

Name	Board of Director Meetings	Audit Committee Meetings
David Corcoran	3 of 3	12 of 12
Michael Huddy	3 of 3
Craig Roberts	3 of 3	12 of 12
Victor Yates	3 of 3	12 of 12

Nominating Committee and Compensation Committee

The Company does not have a Nominating Committee.  The entire Board of Directors is responsible for screening potential director candidates and recommending qualified candidates for nomination as members of the Board of Directors. In evaluating potential director candidates, the Board of Directors considers recommendations of potential candidates from incumbent directors, management and stockholders.  Any recommendation submitted by a stockholder to the Board of Directors must include the same information concerning the potential candidate and the stockholder, and must be received in the time frame described herein for the Calendar 2012 Annual meeting.

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

Audit Committee

The Company has an Audit Committee, which recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company’s audits, the Company’s internal accounting controls, and the professional services furnished by the independent auditors to the Company.  The current members of the Audit Committee are: David Corcoran, Craig Roberts (independent) and Victor Yates (independent).  The Audit Committee met monthly in Fiscal 2012 and has met three times during Fiscal 2013-to-date.

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

ITEM 11.  EXECUTIVE COMPENSATION

Director Compensation

The Company compensates Directors for their service in their capacity as Directors, $750 per physical meeting.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During Fiscal 2012/2011/2010, Directors were paid $9,000, $17,250, and $13,500 for attending meetings, respectively. During the year ended June 30, 2012, each member of the Board of Directors were granted 787,500 common share purchase options to replace options that had expired during the fiscal year.

Executive Officer Compensation

The following table sets forth the summary of compensation earned during Fiscal 2011 and Fiscal 2012 by the Company’s Chief Executive Officer and its other named Executive Officers.  The following table excludes Directors’ Fees paid to Executive Officers who are also Directors; refer to Table No. 6.

Table No. 5
Summary Compensation Table
Executive Officers
Name and Principal Positions	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Comp.	TOTAL
Michael Huddy President/CEO	2012 2011	$126,865 $120,250	Nil Nil	Nil Nil	$31,500 $Nil	Nil Nil	Nil Nil	Nil Nil	$158,365 $120,250
David Corcoran Administrator/CFO	2012 2011	$50,000 $50,000	Nil Nil	Nil Nil	$31,500 $Nil	Nil Nil	Nil Nil	Nil Nil	$81,500 $50,000
Lindsey Nauen Corporate Secretary	2012 2011	Nil Nil	Nil Nil	Nil Nil	$Nil $Nil	Nil Nil	Nil Nil	Nil Nil	$Nil $Nil

(1) The determination of value of option awards is based upon the grant date fair value determined using either the binomial or Black-Scholes Option pricing model, details and assumptions of which are set out in Notes 2 and 9 to the consolidated financial statements included in this Annual Report.

Director Compensation

The following table sets forth the summary of compensation earned during Fiscal 2011 through Fiscal 2012 by the Company’s Directors.  For Executive Officers who are also Directors, this table includes only Directors Fees; refer to Table No. 5 for all other compensation for them.

Table No. 6
Summary Compensation Table
Directors
Director Name	Fiscal Year	Fees Earned or Paid In Cash	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Comp.	TOTAL
David Corcoran (1)	2012 2011	$2,250 $4,750	Nil Nil	$0 Nil	Nil Nil	Nil Nil	Nil Nil	$2,250 $4,750
Michael Huddy	2012 2011	$2,250 $4,750	Nil Nil	$0 Nil	Nil Nil	Nil Nil	Nil Nil	$2,250 $4,750
Craig Roberts	2012 2011	$2,250 $4,000	Nil Nil	$31,500 $26,862	Nil Nil	Nil Nil	Nil Nil	$33,750 $30,862
Victor Yates	2012 2011	$2,250 $4,750	Nil Nil	$31,500 Nil	Nil Nil	Nil Nil	Nil Nil	$33,750 $4,750

(1) $750 of the Director’s Fees earned in Fiscal 2012 will be paid in Fiscal 2013.

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

Stock Options

The Company grants stock options to Directors, Executive Officers and employees/consultants; refer to ITEM #11, “Stock Options” and Tables 5/6/7/8/9.

Stock Options Granted/Expired During The Most Recently Completed Fiscal Year

During the most recently completed fiscal year, 3,840,000 incentive stock options were granted to Executive Officers, Directors, employees/consultants.  The Company has no equity or non-equity incentive plans.  2,950,000 stock options previously granted to Executive Officers and Directors were cancelled, forfeited, or expired un-exercised; and 590,000 stock options previously granted to employees and/or consultants were cancelled, forfeited, or expired un-exercised.

Table No. 7
Grants of Plan-Based Awards During Fiscal 2012 Ended 6/30/2012
Name	Grant date	All other Stock awards: Number of shares of stock or units (#)	All other Option awards: Number of Securities Underlying Options (#)	Exercise or base price of option awards ($/Sh)	Grant date Fair value of stock and option awards
Directors	5/15/2012	Nil	3,150,000	$0.10	$0.04
Employees	5/15/2012	Nil	400,000	$0.10	$0.04
Consultants	5/15/2012	Nil	290,000	$0.10	$0.04

Columns (c) through (h) have been omitted since the Company has no equity or non-equity incentive plans.

Outstanding Equity Awards at Fiscal Year-End

The following table gives certain information concerning unexercised stock options; common stock that has not vested; and equity incentive plan awards for Executive Officers, Directors, Employees/Consultants outstanding as of the end of Fiscal 2012 Ended 6/30/2012.

Table No. 8
Outstanding Equity Awards at Fiscal Year-End
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Michael Huddy	787,500	Nil	Nil	$0.10	5/15/2015
David Corcoran	787,500	Nil	Nil	$0.10	5/15/2015
Victor Yates	787,500	Nil	Nil	$0.10	5/15/2015
Craig Roberts	787,500	Nil	Nil	$0.10	5/15/2015
Craig Roberts	250,000	Nil	Nil	$0.15	10/29/2012

Columns (g) through (j) have been omitted since the Company has not granted any stock awards.

Option Exercises and Stock Vested

During Fiscal 2012 ended 6/30/2012, there were no exercises of stock options, grants of 3,840,000 stock options, and the Company made no stock awards.

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

Change of Control Remuneration

The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2012 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Executive Officer.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

We have no long-term incentive plans.

The following table summarizes certain information regarding our equity compensation plan as at June 30, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Equity compensation plans approved by security holders	4,230,000	$0.10	215,493

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	4,230,000	$0.10

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

August 31, 2012

______________________________________________________________________________

Title                                              Amount and Nature   Percent

   of                                                  of Beneficial        of

Class    Name/Address of Beneficial Owner                  Ownership   Class #

------------------------------------------------------------------------------

Common   Carl Marks Group (1)                              6,515,695     14.7%

------------------------------------------------------------------------------

Common   Michael Huddy (2)                                 2,367,760      5.3%

Common   David Corcoran (3)                                1,923,185      4.3%

Common   Victor Yates (4)                                  1,217,272      2.7%

Common   Craig Roberts (5)                                 1,437,500      3.2%

Common   Lindsay Nauen                                             0      0.0%

Total Directors/Officers                                   6,945,717     15.6%

TOTAL 5% and Directors/Officers                           13,461,412     30.3%

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

    1934, as amended.  Carl Marks IB LLC is a partnership of Carl Marks & Co. LP and Martin

    Lizt. Andrew M. Boas and Robert Speer of New York, Limited Partners in Carl Marks & Co.

    LP, exercise direction/control over Carl Marks IB LLC.  Carl Marks & Co. LP is a limited partnership of 18 partners.  Carolyn Marks Blackwood and Linda Marks Katz are the two greater than 10% holders of the partnership.  Included for Martin Lizt are 250,000 currently exercisable stock options.

(2) 787,500 represent currently exercisable stock options.

(3) 787,500 represent currently exercisable stock options.

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

(4) 787,500 represent currently exercisable stock options.

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

(5) Included 1,037,500 currently exercisable stock options.  Excludes 600,000 shares owned by family members,where he disavows beneficial interest and does not have voting or disposition control.

# Based on 44,454,926 shares outstanding as of 8/31/2012.

Escrowed Common Shares

On 5/15/1987, the Company issued 296,500 shares of “Principal Escrow” common stock at CDN$0.01 per share.  Effective 11/24/2004, 124,530 of these shares were cancelled and returned to the treasury.  48,922 of these shares are still escrowed and outstanding.  On 8/31/2012, these are held:

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

August 31, 2012

_____________________________________________________________________________

                            Number of Shares of    CDN$

                                         Common    Exer.       Grant  Expir’n

Name                                      Stock    Price        Date     Date

-----------------------------------------------------------------------------

David Corcoran                          787,500    $0.10     5/15/12  5/15/15

Victor Yates                            787,500    $0.10     5/15/12  5/15/15

Michael Huddy                           787,500    $0.10     5/15/12  5/15/15

Craig Roberts                           787,500    $0.10     5/15/12  5/15/15

Craig Roberts                           250,000    $0.15CDN 10/29/10 10/29/12

Subtotal Officers/Directors           3,400,000

Consultant                              100,000    $0.15CDN 10/29/10 10/29/12

Employees/Consultants                   690,000    $0.10     5/15/12  5/15/15

Consultant (1)                           40,000    $0.064CDN 6/10/11  6/10/13

Total Officers/Directors/Employees    4,230,000

-----------------------------------------------------------------------------

25% of the options vest every six months following grant date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Corcoran, Administrator/CFO/Director

Mr. Corcoran is compensated for his managerial services to the Company indirectly through Corcoran Enterprises Ltd., a private company controlled by Mr. Corcoran.  During Fiscal 2012/2011, $50,000 and $50,000 were paid/accrued to Corcoran Enterprises Ltd., respectively.

Other than described above, there have been no transactions since 6/30/2012, or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional accounting services were rendered by BDO Canada LLP for Fiscal 2012 and Fiscal 2011.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements incurred in the fiscal years ended 6/30/2012 and 6/30/2011 were $75,615 and $72,822, respectively.

Audit Related Fees

The Company incurred no fees during fiscal years ended 6/30/2012 and 6/30/2011.

Tax Fees

The Company incurred tax fees of $6,200 and $Nil during fiscal years ended 6/30/2012 and 6/30/2011 for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

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

23.  Consent of Experts and Counsel:

     Consent of Auditor: BDO Canada LLP, dated 10/11/2011

24.  Power of Attorney: No Disclosure Necessary

31.  Rule 13a/15d-14(a) Certifications – attached.

32.  Section 1350 Certifications – attached.

99.  Additional Exhibits:  No Disclosure Necessary

100. XBRL Related Documents:  To be filed by amendment

SIGNATURE PAGE

Pursuant to the requirements of Section 12g of the Securities Exchange Act of 1934, the Registrant certifies that it meets all of the requirements for filing on Form 10-K and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Barrier Technology Inc. --– SEC File #000-20412

Registrant

Dated: September 28, 2012 By /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: September 28, 2012 By /s/ David Corcoran
David Corcoran, CFO/Director