Form 10-K/A
period 2012-06-30
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2012-11-14
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/ A

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

Explanatory Note

The purpose of this Amendment No. 1 to International Barrier Technology’s Report on Form 10-K for the period ended June 30, 2012, filed with the Securities and Exchange Commission on September 28, 2012 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).  In addition, the updated consent of the independent auditor’s has been attached.

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

ITEM 6. EXHIBITS.

23.1(3)	Consent of Auditor: BDO Canada LLP, dated 10/28/2012
31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS(2)(3)	XBRL Instance Document
101.SCH(2)(3)	XBRL Taxonomy Extension Schema Document
101.CAL(2)(3)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(2)(3)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(2)(3)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(2)(3)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Filed as an exhibit to the Original Form 10-K.

(2)

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

(3)

Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of Section 12g of the Securities Exchange Act of 1934, the Registrant certifies that it meets all of the requirements for filing on Form 10-K and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Barrier Technology Inc. --– SEC File #000-20412

Registrant

Dated: November 13, 2012 By /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: November 13, 2012 By /s/ David Corcoran
David Corcoran, CFO/Director

3