Form 10-Q
period 2012-09-30
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2012-11-14
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 10/31/2012: 44,454,926 Common Shares w/o par value

Part 1 – Financial Information

Item 1.  Financial Statements

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONSOLIDATED BALANCE SHEETS September 30, 2012 and June 30, 2012 (Stated in US Dollars)

	September 30,	June 30,
	2012 (Unaudited)	2012

ASSETS
Current
Cash and cash equivalents	$ 78,169	$ 101,523
Accounts receivable	14,461	114,881
Inventory - Note 3	242,611	242,465
Prepaid expenses and deposits	26,442	40,115
Total Current Assets	361,683	498,984
Property, plant and equipment	3,134,502	3,209,061
Total Assets	$ 3,496,185	$ 3,708,045

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 471,192	$ 495,383
Current portion of long term debt - Note 4	96,993	96,093
Obligation under capital leases	55,972	61,440
Total Current Liabilities	624,157	652,916
Long-term debt - Note 4	357,466	371,787
Convertible debentures - Note 5	200,000	200,000
Obligation under capital leases	162,451	170,466

Total Liabilities	1,344,074	1,395,169

STOCKHOLDERS' EQUITY
Common Stock - Note 6
Authorized:
100,000,000 common shares without par value
Issued:
44,454,926 common shares (June 30, 2012: 44,454,926)	15,463,675	15,463,675
Additional paid-in capital	1,579,555	1,579,555
Accumulated deficit	(14,891,119)	(14,730,354)

Total Stockholders' Equity	2,152,111	2,312,876

Total Liabilities and Stockholders' Equity	$ 3,496,185	$ 3,708,045

APPROVED BY THE BOARD OF DIRECTORS

"David Corcoran"	"Victor Yates"
David Corcoran Director	Victor Yates Director

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME for the three months ended September 30, 2012 and 2011 (Stated in US Dollars) (Unaudited)

	Three months ended
	September 30,

	2012	2011

Sales - Note 8	$ 896,533	$ 1,085,288

Cost of Sales	832,799	1,022,679

Gross Profit	63,734	62,609

Expenses
Accounting and audit fees	52,432	26,479
Filing Fees	5,542	-
Insurance	18,464	24,430
Bank charges and interest	36	62
Legal fees	5,079	3,237
Office and miscellaneous	15,595	12,836
Sales, marketing, and investor relations	6,554	6,379
Telephone	2,426	2,864
Transfer agent fees	2,009	-
Wages and management fees - Note 7	98,871	90,582

Total Administrative Expenses	207,008	166,869

Loss before other income	(143,274)	(104,260)

Foreign exchange gain (loss) and other income	2,236	(14,073)
Interest on long-term obligations	(19,727)	(11,709)
Change in fair value of derivative liability	-	379,581

Total Other Income (loss)	(17,491)	353,799

Net income (loss) for the period	$ (160,765)	$ 249,539

Basic and diluted income (loss) per share	$ (0.00)	$ 0.01

Weighted average number of shares outstanding	44,454,926	44,454,926

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS for the three months ended September 30, 2012 and 2011 (Stated in US Dollars) (Unaudited)
	Three months ended
	September 30,

	2012	2011

Operating Activities
Net income (loss) for the period	$ (160,765)	$ 249,539
Items not involving cash:
Depreciation - plant and equipment	74,559	69,940
Amortization - patent, trademark and technology rights	-	19,273
Stock-based compensation - investor relations	-	(3,267)
Stock-based compensation - wages	-	(7,370)
Change in fair value of derivative liability	-	(379,581)
Changes in non-cash working capital balances related to operations:
Accounts receivable	100,420	(27,976)
Inventory	(146)	31,664
Prepaid expenses and deposits	13,673	18,150
Accounts payable and accrued liabilities	(24,191)	38,882
Customer deposits	-	(19,844)

Net cash generated (used) in operating activities	3,550	(10,590)

Cash Flows provided by Financing Activities
Advances on bank loan facility	-	25,124
Repayment of bank loan facility	-	(18,569)
Repayment on long term debt	(13,420)	-
Decrease in obligations under capital lease	(13,484)	(12,710)
Net cash provided by (used in) financing activities	(26,904)	(6,155)

Cash Flows used in Investing Activities
Acquisition of equipment	-	(16,572)
Net cash used in investing activities	-	(16,572)

Decrease in cash and cash equivalents during the period	(23,354)	(33,317)

Cash and cash equivalents, beginning of the period	101,523	268,742

Cash and cash equivalents, end of the period	$ 78,169	$ 235,425

Supplemental Cash Flow Information
Cash paid for interest	$ 19,727	$ 11,709

Cash paid for income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the period ended September 30, 2012
(Stated in US Dollars)
(Unaudited)

	Common Stock
			Additional
	Issued	Amount	Paid-in	Accumulated
	Shares		Capital	Deficit	Total

Balance, June 30, 2011	44,454,926	15,463,675	1,030,593	(14,360,735)	2,133,533
Cumulative effect of accounting change	-	-	395,362	(229,923)	165,439
Stock-based compensation	-	-	153,600	-	153,600
Net income for the year	-	-	-	(139,696)	(139,696)

Balance, June 30, 2012	44,454,926	15,463,675	1,579,555	(14,730,354)	2,312,876

Net loss for the period	-	-	-	(160,765)	(160,765)

Balance, September 30, 2012	44,454,926	$ 15,463,675	$ 1,579,555	$(14,891,119)	$ 2,152,111

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Stated in US Dollars)

(Unaudited)

Note 1

Nature of Operations and Ability to Continue as a Going Concern

The Company develops, manufactures and markets proprietary fire resistant building materials branded as Blazeguard in the United States of America and, as well, the Company owns the exclusive U.S. and international rights to the Pyrotite fire retardant technology.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2012 the Company had an accumulated deficit of $14,891,119 (June 30, 2012 - $14,730,354) since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company expects to fund short-term cash flow requirements with remaining cash reserves and positive operating cash flow anticipated with increasing sales volume over the next year.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

The Company was incorporated under the British Columbia Company Act and is publicly traded on the TSX Venture Exchange in Canada (“TSX-V”) and the OTC Bulletin Board in the United States of America.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the year ended June 30, 2012. The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending on June 30, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Stated in US Dollars)

(Unaudited)

Note 2

Fair Value Measurements

The book value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term maturity of those instruments.  Based on borrowing rates currently available to the Company under similar terms, the book value of long term debt and capital lease obligations approximate their fair values as noted below. The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1- quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 -  observable inputs other than Level I, quoted prices for similar assets or whose significant value drivers are observable; and

Level 3 - assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

Certain of the Company’s cash equivalents, consisting of short-term term deposits, are based on Level 2 inputs in the ASC 820 fair value hierarchy.

The Company’s long-term debt is based on Level 2 inputs in the ASC 820 fair value hierarchy. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the long-term debt is $454,459 (June 30, 2012: $467,880).

The Company’s convertible debentures are based on Level 2 inputs in the ASC 820 fair value hierarchy. The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates.  At September 30, 2012, the convertible debentures had a book value of $200,000 (June 30, 2012:  $200,000) and fair value of $306,960 (June 30, 2012: $309,185).

The Company’s capital lease obligations are based on Level 2 inputs in the ASC 820 fair value hierarchy. The fair value of the capital lease obligations is $162,451 (June 30, 2012:  $170,466).

 Note 3

Inventory

	September 30, 2012	June 30, 2012

Raw materials	$ 156,498	$ 189,028
Finished goods	86,113	53,437

Total Inventory	$ 242,611	$ 242,465

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Stated in US Dollars)

(Unaudited)

Note 4

Long-term debt

	September 30, 2012	June 30, 2012

Revolving promissory note in the amount of $50,000 bearing interest at 6.25% per annum and is unsecured. Monthly interest payments are due beginning on February 1, 2012. The promissory note is repayable on demand, but if no demand for repayment is made, on February 1, 2013. The Company has drawn $40,000 on this promissory note at September 30, 2012	40,000	40,000
Term bank loan facility in the amount of $450,000 bearing interest at 6.25% and collateralized by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The facility is being amortized over 4 years with fixed monthly blended payments of principal and interest totaling $6,800 with a balloon payment due on January 1, 2016	414,459	427,880

Subtotal including Current Portion	454,459	467,880
Less: current portion	(96,993)	(96,093)

Total Long-Term Debt	$ 357,466	$ 371,787

Note 5

Convertible Debt

During the year ended June 30, 2012, the Company approved the issuance of two convertible promissory debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches of $50,000 and as at September 30, 2012 the Company had received $200,000 in respect of these debentures.  The debentures bear interest at 12% per annum, payable monthly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit. Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Stated in US Dollars)

(Unaudited)

Note 6

Common Stock

Escrow:

At September 30, 2012, there are 48,922 (June 30, 2012 – 48,922) shares held in escrow by the Company’s transfer agent. These shares are issuable in accordance with a time release clause in the escrow share agreement. As at September 30, 2012 and June 30, 2012, all of the shares held in escrow are issuable but the Company has yet to request their release.

Commitments:

Stock-based Compensation Plan

At September 30, 2012, the Company has outstanding options that were granted to directors, officers and consultants to purchase 4,230,000 common shares of the Company.

A summary of the status of company’s stock option plan for the three months ended September 30, 2012 is presented below:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value

Outstanding, June 30, 2012 and September 30, 2012	4,230,000	$0.10	$ -

Exercisable, June 30, 2012 and September 30, 2012	4,230,000	$0.10	$ -

The following summarizes information about the stock options outstanding at September 30, 2012:

Number	Exercise			Remaining
	Price		Expiry Date	Contractual Life
350,000	$0.15	CDN	October 29, 2012	0.08 years
40,000	$0.06	CDN	June 10, 2013	0.69 years
3,840,000	$0.10		May 15, 2015	2.62 years
4,230,000

Subsequent to September 30, 2012, 350,000 (2011- nil) stock options were expired.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Stated in US Dollars)

(Unaudited)

Note 7

Related Party Transactions

The Company was charged the following by directors of the Company or private companies with common directors during the three months ended September 30, 2012 and 2011:

	Three months ended September 30,

	2012	2011

Wages and management fees	$ 40,193	$ 44,809
Interest on convertible debt	6,000	-
Wages and management fees	$ 46,193	$ 44,809

Note 8

Segmented Information and Sales Concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials. Substantially all of the Company’s revenues and long-term assets are located in the United States.

During the three months ended September 30, 2012, two customers accounted for 100% each representing 56% and 44%, respectively (2011: two customers accounted for 100% each representing 68% and 32%, respectively) of sales revenue. The amounts receivable from each of these customers at September 30, 2012 were $0 and $9,177 respectively (2011: $3,517 and $73,963, respectively). The loss of either of these customers or the curtailment of purchases by such customers could have a material adverse effect on the Company’s financial condition and results of operations.

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

Barrier manufactures a private label fire rated sheathing product under contract for both LP® Building Products, Inc. (LP) and MuleHide Products, Inc. (MuleHide).  LP has been marketing a fire rated OSB trademarked LP® Flameblock® Fire-Rated OSB Sheathing (LP FlameBlock) since 2010 and MuleHide has been selling MuleHide FR Deck Panel (FR Deck Panel) to commercial modular building manufacturers since 2004.

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

Sales revenue reported for the quarterly period ending September 30, 2012 was down 17% to $896,533 in comparison to $1,085,288 generated in the same quarterly period in 2011. Total sales volume, as measured by surface volume of product shipped, was 1,951,000 sq. ft.  This is a 12% decrease from the 2,209,800 sq. ft. shipped during the previous period.  Commodity OSB substrate prices were significantly inflated from the end of August through September, affecting short-term sales of Barrier products.  Distributors only purchased enough material to cover customer deliveries, delaying any purchases for inventory.  Prices dropped back to more sustainable levels by early October and sales began to recover.

Shipments into the Residential Roof Deck, Wall Assembly, and Structural Insulated Panel Market Sectors (LP FlameBlock) during Q1 2013 increased 1% over shipments in Q1 2012.  LP Flameblock sales were split between the Mid-Atlantic region at 36%, the West at 21%, the Midwest at 20%, and the South at 12%. There were 11% of shipments of LP Flameblock into the Structural Insulated Panel market during this period.

Sales into the Commercial Modular Market (FR Deck Panel) decreased 31% in comparison to the previous year quarterly period).  Barrier considers the recent decline in the rate of sales to the commercial modular industry to be a cyclical slowdown and anticipates improvement in sales volume back to at least levels seen in the previous year. Barrier, however, does intend to follow this trend closely in subsequent fiscal periods and will be poised to make shifts in marketing and sales activity should a different approach be deemed necessary to help sales improve into this important market

On January 18, 2011, LP and Barrier extended their existing Supply Agreement through December 31, 2012 with the opportunity to extend through December 31, 2013 should both parties agree. LP is the largest producer of Oriented Strand Board (OSB) in the world and believes that Barrier’s Pyrotite Technology helps them achieve their strategy of providing “value added” OSB products to the building community. The agreement provides LP the exclusive right to sell Pyrotite® treated structural panel products in North America, in all markets other than commercial modular (MuleHide Products, Inc as long as minimum annual sales targets are met).

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

Gross profit for the quarterly period ended September 30, 2012 was $63,734 vs. $62,609 in the prior year quarter. The gross margin, as a percentage of sales revenue, increased to 7% from 6%.  Improvements in gross margin are anticipated with gains in manufacturing efficiencies provided by improved production technology and efficiencies created by steady and increased sales volumes. Overhead costs will be spread across a larger manufacturing/sales volume base.  Barrier is intently focused on improving gross margins.

Cost of sales decreased to $832,799 from $1,022,679 in the prior year quarterly period.  The decrease is in direct relation to the decrease in volume produced.  Barrier continues to capture gains in manufacturing efficiency as reflected in the quarterly average cost per sq.ft. of production which decreased by $0.03 over the comparable period in the previous year.  As shipment volumes increase, Barrier expects that the fixed costs included in Cost of Sales will continue to decrease on a per sq.ft. basis and as revenues increase with improved volumes, gross margins will improve as well.

Substrate cost and materials/labor were the major expenses in this category.  Substrate, purchased for the MuleHide FR panel only, accounted for $220,303 for the quarter versus $245,410 in the same period last year. Materials and labor accounted for an additional $403,317 in the three month period in 2012 versus $500,877 in 2011.

R&D activity has generally been focused on product applications in wildfire prone areas in the western US and for 1 and 2-hour rated exterior wall assemblies. Fire resistant exterior walls are often required where buildings are intended to be built close together.

Depreciation on plant and equipment is included in cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, increased slightly from $69,940 in Q1 2012 to $74,559 in Q1 2013.  The expense reflects scheduled depreciation of the new manufacturing line equipment and building expansion.  Amortization, another non-cash category of reporting, of the worldwide Pyrotite technology (including patents, technical know-how, and trademarks) began when Barrier purchased it in 2004 and is fully amortized.

Administrative expenses for the quarter ended September 30, 2012 increased to $207,008 from $166,869 in the prior year quarterly period.  The administrative costs per sq. ft. were $0.11 for the quarter in comparison to $0.08 reported through September 30, 2011. Changes in derivative value (see Note 6) positively affected administrative costs last year and there was a timing differential in the year-end accounting fee invoice.  Barrier continues to focus on how increased sales volume will help reduce admin cost per square foot shipped. As volumes continue to increase, a continued trend for overall reduction in the average cost of administrative expense per sq.ft. will be manifest.

Accounting and Audit Fees was 52,432 vs. 26,479.  A significant portion of the cost for accounting services is involved with the year-end audited review and publishing of Barrier’s annual financials. The year to year cost differential reported here is more related to the timing of the invoices from each of these year end reviews and are expected to be more even, year to year, once the next quarter financial statements are published.

Insurance costs have decreased from $24,430 to $18,464.  The difference is due to annually adjusted premiums based on larger annual sales volume discounts.

Legal fees for the quarterly period increased to $5,079 from $3,237 in prior year comparable period.  Legal fees were expended on activities in support of protecting Pyrotite® patents and trademark registration as well as for help in the drafting and review of certain business correspondence.  Barrier believes protecting its technology and trademarks is an important step in positioning itself to develop strategic partners and potential technology licensees.

Barrier has two US patents and a patent pending in Australia. These patents protect the manufacturing and process technology utilized in the production of fire-rated sheathing products utilizing Pyrotite.

Sales, marketing, and investor relations expenses increased from $6,379 to $6,554 for the quarter. During the period, there were sales trips directly related to the expansion of product markets.

Barrier’s cost for sales and marketing will continue to decline relative to sales volume as our partners, LP and MuleHide Products, continue to perform more and more of those functions themselves. Barrier remains active in a support role by providing necessary technical sales support but more and more of the day to day market and sales development activities are performed by the capable sales and marketing staffs of LP and MuleHide Products resulting in improved sales but also lower costs for Barrier.

Loss Before Other items of ($143,274) is being reported for the quarter ending September 30, 2012, whereas in the same period in 2011, a net loss of ($104,260) was reported. Barrier is aware that continued losses can not be tolerated or absorbed by a company whose purpose in business is not only to make homes safer from fire, but to create profits as well. It is Barrier’s fundamental belief that increased sales volume, in concert with the existing supply agreements with both MuleHide and LP Products is the best pathway to profitability. Increases in Barrier’s sales volume are expected to follow the improving trend in home building starts in North America.

Other items include income and costs not directly related to business operations.  Other income items reported during the period herein includes a foreign exchange gain of $2,168 and interest/other income of $68.  To compare, for the same reporting period last year there was a foreign exchange loss of ($14,158) and interest/other income of $85.

In March, 2010, Barrier issued, and sold in a private placement, 15 million shares of stock at the price of $0.10 CDN per share. In addition, the purchasers of the shares were awarded the right to buy an additional share (warrant) at $0.15 CDN. Barrier granted options that were exercisable in Canadian currency, whereas the functional currency of the company is the US dollar. As a result of these transactions, Barrier was required to record these instruments as derivative liabilities which are re-measured to their fair value each reporting period. During the prior year quarter ending September 30, 2011 the Company reported a fair value gain of $379,581.  The warrants expired, thus no derivative value is recorded for the current period, nor are additional derivative values expected to have to be reported in subsequent periods.  Future operating financial performance should be easier to ascertain year over year without the non-cash derivative liability value.

Interest on Long Term Debt has increased from $11,709 to $19,727 for the 3-month reporting period as a result of bank refinancing.

Net Income.  A net loss of ($160,765) is being reported for the quarter ending September 30, 2012, whereas in the same period in the prior year, a net gain of $249,539 was reported. Changes in derivative value (see Note 6) affected net income in the prior year reporting period so comparisons year to year are affected by this non-cash item.

Barrier remains focused on cutting costs and improving efficiencies wherever it can.  This includes operating the manufacturing line with maximum efficiency. Keeping a vigilant handle on costs will help keep operational costs as low as possible and enable financial improvements to occur sooner and at lower volumes than previously possible.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the nine most recently completed quarters:

	Sept 30 2012	June 30 2012	Mar 31 2012	Dec 31 2011	Sept 30 2011	June 30 2011	Mar 31 2011	Dec 31 2010	Sept 30 2010
Volume shipped (MSF)	1,951	2,531	2,619	2,327	2,210	1,861	1,573	1,754	1,774
Total Revenues (000)	897	1,029	$1,023	$1,008	$1,085	$765	$735	$877	$879
Operating Income (000)	($143)	($270)	($103)	($157)	($104)	($175)	($176)	($30)	($169)
Net income (loss) (000)	($161)	($291)	($65)	($34)	$250	$31	$11	$808	$46
EPS (Loss) Per Share	$0.00	$0.00	$0.00	($0.01)	$0.01	$0.00	$0.00	$0.02	$0.00

Selected Annual Information

The following financial data is for the three most recent years ended June 30:

	2012	2011	2010
Total Revenue	$4,144.8	$3,256.0	$2,606.3
Net income (loss)	(139.7)	895.8	(2,330.0)
Per share	0.00	0.02	(0.07)
Per share, fully diluted	0.00	0.02	(0.07)
Total assets	3,708.0	4,002.2	5,002.0
Total long-term financial liabilities	900.0	705.9	900.0
Cash dividends declared per share	Nil	Nil	Nil

New product and market development

Barrier continues to provide support to LP for new product and market development in activity directed specifically toward applications in areas where wildfires are prevalent. Wildland/ Urban Interface (WUI) zones, which are primarily located in the western US, are areas where special building codes have been developed to help save homes if a brush fire should occur. Becoming certified for use in these applications requires additional product development, including fire testing specific and unique to these fire hazard zones. In addition to these WUI applications, which are primarily associated with limiting the ignition of the exterior of the building, Barrier and LP are cooperating on the development of new, more cost effective, designs of 1 and 2 hour exterior wall systems designed to be used when houses are built in close proximity all over the US.

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

Financial position & financings

Barrier ended the period with a working capital deficiency (current assets less current liabilities) of ($262,474).  Positive operating cash flow was $3,550 in comparison to ($10,590) for the quarterly period ended September 30, 2011.

Barrier has also established a short term revolving line of credit ($50,000) at the local Farmers State Bank of Watkins, in Watkins, Minnesota.  As of September 30, 2012 the balance owing on the revolving line of credit was $40,000 leaving an additional $10,000 available for use.  In addition, a $300,000 convertible debenture was established in December 2011.  To date, $200,000 has been used on this debenture with an additional $100,000 available for cash flow if needed.

Investing activities resulted in net cash outflow of $0 in the current period in comparison to a net cash outflow of ($16,572) in the prior year.  The cash outflow was the result of the acquisition of plant and equipment capital improvements.

Financing activities resulted in net cash outflow of ($26,904) in the current period compared to a net cash outflow of ($6,155) for the same period last year.  The cash outflow resulted from the repayments on long-term debt and obligations under capital lease.

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

During the twelve months ended June 30, 2012, the Company issued two convertible promissory debentures to a director and a company controlled by a director.  The debentures are being issued in trances of $50,000 and as of

June 30, 2012, the company had received $200,000 in respect to these debentures.  As needed, the Company will draw the remaining $100,000 available.  The debentures bear interest at 12% per annum and are secured by a third charge over the Company’s plant and equipment as well as charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the hold thereof to purchase an additional share for $0.10 for a period of two years from the conversion date.

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

Current and Future Financing Needs

At September 30, 2012, the current cash and cash equivalents totaled $78,169; there was $10,000 in available funds to draw on the revolving credit facility, and an additional $100,000 available from the convertible debentures.

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

Increased costs of general and administrative expenses

Increased costs of raw materials and freight

Costs associated with the research and development activities

Costs associated with maintaining property, plant and equipment and intellectual property

Related Party Transactions

During the three months ended September 30, 2012 the Company incurred wages and management fees to the directors and officers of the company of $40,193 and incurred interest expense of $6,000 on convertible debt to a director and a company controlled by a director.  The Company paid $44,809 in wages and management fees for the same prior year quarter.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of June 30, 2012:  44,454,926 common shares at $15,463,675

Issued as of November 5, 2012:  44,454,926 common shares at $15,463,675

Options outstanding:

The following summarizes information about the stock options outstanding at September 30, 2012:

Exercise
Number	Price	Expiry Date
350,000	$0.15 CDN	October 29, 2012
40,000	$0.064 CDN	June 10, 2013
3,840,000	$0.10	May 15, 2015
4,230,000

Subsequent to September 30, 2012; 350,000 options expired unexercised on October 29, 2012.

Other Matters

As at September 30, 2012 the Company did not have any off-balance sheet arrangements to report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of September 30, 2012 and has concluded the disclosure controls and procedures were ineffective.  As of the date of this filing, the Company is still in the process of remediating such material weaknesses in its internal controls and procedures.

b.  Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors identified in the Annual Report on Form 10-K for the year ended June 30, 2012, in response to Item 1A, Risk Factors, to Part I of the Annual Report.

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

International Barrier Technology Inc. --– SEC File #000-20412

Registrant

Dated: November 14, 2012	By: /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: November 14, 2012	By: /s/ David Corcoran
David Corcoran, CFO/Director