Form 10-Q
period 2012-12-31
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2013-02-14
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 1/31/2013: 44,454,926 Common Shares w/o par value

Part 1 – Financial Information

Item 1.  Financial Statements

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONSOLIDATED BALANCE SHEETS December 31, 2012 and June 30, 2012 (Stated in US Dollars) (Unaudited)

		December 31,	June 30,
		2012	2012
ASSETS
Current
Cash and cash equivalents		$ 7,722	$ 101,523
Accounts receivable		107,922	114,881
Inventory - Note 3		265,704	242,465
Prepaid expenses and deposits - Note 7		32,096	40,115
Total Current Assets		413,444	498,984
Property, plant and equipment		3,056,133	3,209,061

Total Assets		$ 3,469,577	$ 3,708,045

LIABILITIES
Current
Accounts payable and accrued liabilities		$ 478,330	$ 495,383
Deferred revenues		86,899	-
Current portion of long term debt - Note 4		102,899	96,093
Obligation under capital leases		56,805	61,440
Total Current Liabilities		724,933	652,916
Long-term debt - Note 4		342,558	371,787
Convertible debentures - Note 5		240,000	200,000
Obligation under capital leases		144,837	170,466
Total Liabilities		1,452,328	1,395,169

STOCKHOLDERS' EQUITY
Common Stock - Note 6
Authorized:
100,000,000 common shares without par value
Issued:
44,454,926 common shares (June 30, 2012: 44,454,926)		15,463,675	15,463,675
Additional paid-in capital		1,579,555	1,579,555
Accumulated deficit		(15,025,981)	(14,730,354)

Total Stockholders' Equity		2,017,249	2,312,876

Total Liabilities and Stockholders' Equity		$ 3,469,577	$ 3,708,045

APPROVED BY THE BOARD OF DIRECTORS

"David Corcoran"		"Victor Yates"
David Corcoran	Director	Victor Yates	Director

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

for the three and six months ended December 31,  2012 and 2011

(Stated in US Dollars)

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011

Sales - Note 9	$ 977,564	$ 1,007,932	$ 1,874,097	$ 2,093,220

Cost of Sales	909,339	964,288	1,742,138	1,986,967

Gross Profit	68,225	43,644	131,959	106,253

General and Administrative Expenses
Accounting and audit fees	14,572	35,163	67,004	61,642
Filing Fees	12,528	7,689	18,070	7,689
Insurance	14,303	19,605	32,767	44,035
Bank charges and interest	408	41	444	103
Legal fees	14,938	12,669	20,017	15,906
Office and miscellaneous	17,661	15,231	33,256	28,067
Sales, marketing, and investor relations	16,019	6,357	22,573	12,736
Telephone	2,659	2,643	5,085	5,507
Transfer agent fees	-	3,001	2,009	3,001
Wages and management fees - Note 7	100,471	98,284	199,342	188,866

Total General and Administrative Expenses	193,559	200,683	400,567	367,552

Loss before other income	(125,334)	(157,039)	(268,608)	(261,299)

Foreign exchange gain (loss) and other income	4,835	4,057	7,070	(10,016)
Interest on long-term obligations - Note 7	(14,362)	(13,257)	(34,089)	(24,966)
Change in fair value of derivative liability	-	132,160	-	511,741

Total Other Income (loss)	(9,527)	122,960	(27,019)	476,759

Net income (loss) for the period	$ (134,861)	$ (34,079)	$ (295,627)	$ 215,460

Basic and diluted income (loss) per share	$ (0.00)	$ (0.00)	$ (0.01)	$ 0.00

Weighted average number of shares outstanding	44,454,926	44,454,926	44,454,926	44,454,926

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY for the period ended December 31, 2012 (Stated in US Dollars) (Unaudited)

	Common Stock
			Additional
	Issued	Amount	Paid-in	Accumulated
	Shares		Capital	Deficit	Total

Balance, June 30, 2011	44,454,926	15,463,675	1,030,593	(14,360,735)	2,133,533
Cumulative effect of accounting change - Note 2	-	-	395,362	(229,923)	165,439
Stock-based compensation	-	-	153,600	-	153,600
Net loss for the year	-	-	-	(139,696)	(139,696)

Balance, June 30, 2012	44,454,926	15,463,675	1,579,555	(14,730,354)	2,312,876
Net loss for the period	-	-	-	(295,627)	(295,627)

Balance, December 31, 2012	44,454,926	15,463,675	1,579,555	(15,025,981)	2,017,249

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS for the six months ended December 31, 2012 and 2011 (Stated in US Dollars) (Unaudited)
	Six months ended
	Dec 31,

	2012	2011

Operating Activities
Net income (loss) for the year	$ (295,627)	$ 215,460
Items not involving cash:
Depreciation - plant and equipment	153,187	139,004
Amortization - patent, trademark and technology rights	-	19,273
Stock-based compensation - investor relations	-	(4,235)
Stock-based compensation - wages	-	(10,177)
Change in fair value of derivative liability	-	(511,741)
Changes in non-cash working capital balances related to operations:
Accounts receivable	6,959	(54,030)
Inventory	(23,239)	11,091
Prepaid expenses and deposits	8,019	20,723
Accounts payable and accrued liabilities	(17,053)	24,061
Deferred revenues	86,899	(19,844)
Net cash used in operating activities	(80,855)	(170,415)

Cash Flows provided by Financing Activities
Advance on promissory notes	-	100,000
Issuance of Convertible debentures	40,000	-
New loan facility	-	450,000
Advances on bank loan facility	5,000	-
Repayment of bank loan facility	-	(416,121)
Repayment on long term debt	(27,423)	-
Decrease in obligations under capital lease	(30,264)	(28,528)
Net cash provided by (used in) financing activities	(12,687)	105,351

Cash Flows used in Investing Activities
Acquisition of equipment	(259)	(50,386)
Net cash used in investing activities	(259)	(50,386)

Decrease in cash and cash equivalents during the period	(93,801)	(115,450)

Cash and cash equivalents, beginning of the period	101,523	268,742

Cash and cash equivalents, end of the period	$ 7,722	$ 153,292

Supplemental Cash Flow Information
Cash paid for interest	$ 35,064	$ 24,966

Cash paid for income taxes	$ 1,300	$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Stated in US Dollars)

(Unaudited)

Note 1

Nature of Operations and Ability to Continue as a Going Concern

The Company develops, manufactures and markets proprietary fire resistant building materials branded as Blazeguard in the United States of America and, as well, the Company owns the exclusive U.S. and international rights to the Pyrotite fire retardant technology.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2012 the Company had an accumulated deficit of $15,025,981 (June 30, 2012 - $14,730,354) since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company expects to fund short-term cash flow requirements with remaining cash reserves and positive operating cash flow anticipated with increasing sales volume over the next year.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

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

December 31, 2012

(Stated in US Dollars)

(Unaudited)

Certain of the Company’s cash equivalents, consisting of short-term term deposits, are based on Level 2 inputs in the ASC 820 fair value hierarchy.

The Company’s long-term debt is based on Level 2 inputs in the ASC 820 fair value hierarchy. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the long-term debt is $445,457 (June 30, 2012: $467,880).

The Company’s convertible debentures are based on Level 2 inputs in the ASC 820 fair value hierarchy. The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates.  At December 31, 2012, the convertible debentures had a book value of $240,000 (June 30, 2012:  $200,000) and fair value of $340,745 (June 30, 2012: $309,185).

The Company’s capital lease obligations are based on Level 2 inputs in the ASC 820 fair value hierarchy. The fair value of the capital lease obligations is $201,642 (June 30, 2012:  $231,906).

Note 3

Inventory

	December 31, 2012	June 30, 2012

Raw materials	$ 180,804	$ 189,028
Finished goods	84,900	53,437
	$ 265,704	$ 242,465

Note 4

Long-term debt

	December 31, 2012	June 30, 2012
Revolving promissory note in the amount of $50,000 bearing interest at 6.25% per annum and is unsecured. Monthly interest payments are due and the principal is repayable on demand, but if no demand for repayment is made, on February 1, 2013. The Company has drawn $45,000 on this promissory note at December 31, 2012	45,000	40,000

Term bank loan facility in the amount of $450,000 bearing interest at 6.25% and collateralized by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The facility is being amortized over 4 years with fixed monthly blended payments of principal and interest totaling $6,800 with a balloon payment due on January 1, 2016	400,457	427,880

	445,457	467,880
Less: current portion	(102,899)	(96,093)
	$ 342,558	$ 371,787

Subsequent to December 31, 2012, the revolving promissory note matured and this note is now due on demand. The Company is working to extend the maturity date of this loan.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Stated in US Dollars)

(Unaudited)

Note 5

Convertible Debt

During the year ended June 30, 2012, the Company approved the issuance of two convertible promissory debentures to a director and a company controlled by a director in the amount of $300,000.  As at December 31, 2012 the Company had received $240,000 in respect of these debentures.  The debentures bear interest at 12% per annum, payable monthly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit. Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date.

Note 6

Common Stock

Escrow:

At December 31, 2012, there are 48,922 (June 30, 2012 – 48,922) shares held in escrow by the Company’s transfer agent. These shares are issuable in accordance with a time release clause in the escrow share agreement. As at December 31, 2012 and June 30, 2012, all of the shares held in escrow are issuable but the Company has yet to request their release.

Commitments:

Stock-based Compensation Plan

At December 31, 2012, the Company has outstanding options that were granted to directors, officers and consultants to purchase 3,292,500 common shares of the Company.

A summary of the status of company’s stock option plan for the six months ended December 31, 2012 is presented below:

	Number of Shares	Weighted Average Exercise Price		Aggregate Intrinsic Value

Outstanding, June 30, 2012	4,230,000	$0.10		$ -
Forfeited	(587,500)	$0.12	CDN	-
Expired	(350,000)	$0.15	CDN	-
Outstanding December 31, 2012	3,292,500	$0.10		$ -
Exercisable, June 30, 2012	4,230,000	$0.10		$ -
Exercisable, December 31, 2012	3,292,500	$0.10		$ -

The following summarizes information about the stock options outstanding at December 31, 2012:

Number	Exercise Price		Expiry Date	Remaining Contractual Life
40,000	$0.06	CDN	June 10, 2013	0.44 years
3,252,500	$0.10		May 15, 2015	2.37 years
3,292,500

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Stated in US Dollars)

(Unaudited)

Note 7

Related Party Transactions

The Company was charged the following by directors and officers of the Company and a private company with a common director during the three and six months ended December 31, 2012 and 2011:

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011

Wages and management fees	$ 53,401	$ 44,809	$ 93,594	$ 92,618
Interest on Convertible Debentures	6,765	-	12,765	-

	$ 60,166	$ 44,809	$106,359	$ 92,618

At December 31, 2012, prepaid expenses includes $975 (June 30, 2012: $nil) in prepaid interest paid to a director of the Company and a private company with a common director.

Note 8

Segmented Information and Sales Concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials. Substantially all of the Company’s revenues and long-term assets are located in the United States.

During the three and six months ended December 31, 2012, two customers accounted for 100% of sales revenue (three months ended December 31, 2012; 74% and 26% respectively; six months ended December 31, 2012; 69% and 31%, respectively) (three months ended December 31, 2011; 49% and 51%, respectively; six months ended December 31, 2011; 55% and 45%, respectively). The amounts receivable from each of these customers at December 31, 2012 were $94,983 and $11,385 respectively (2011: $67,869 and $35,568, respectively).

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

Sales revenue reported for the quarter ending Dec 31, 2012 was down slightly by 3% to $977,564 in comparison to $1,007,932 generated in the same quarterly period in 2011. Year-to-date sales decreased 10% to $1,874,097 vs. $2,093,220.  Total sales volume, as measured by surface volume of product shipped, was 2,506,400 sq. ft.  This is an 8% increase from the 2,327,300 sq. ft. shipped during the previous period.  Sales for the six months ending December 31, 2012 (fiscal year-to-date) are down slightly by 2% to 4,457,400 sq. ft. vs. 4,537,100 sq. ft. in the same period in 2011.  Commodity OSB substrate prices were significantly inflated from the end of August through September, affecting short-term sales of Barrier products.  Distributors only purchased enough material to cover customer deliveries, delaying any purchases for inventory.  Prices dropped back to more sustainable levels by early October and sales began to recover.

Shipments into the Residential Roof Deck, Wall Assembly, and Structural Insulated Panel Market Sectors (LP FlameBlock) increased 22% year-over-year during the three month period and 14% during the six month period.  For the six-month period, LP Flameblock sales were split between the South and Midwest, each at 26%; the Mid-Atlantic region at 25%; the West at 16%; and Canada 2%. There were 5% of shipments of LP Flameblock into the Structural Insulated Panel market during this period.

Sales into the Commercial Modular Market (FR Deck Panel) decreased 18% during the quarter and 25% year-to-date in comparison to the previous year).  Barrier considers the recent decline in the rate of sales to the commercial modular industry to be a cyclical slowdown and anticipates improvement in sales volume back to at least levels seen in the previous year. Barrier, however, does intend to follow this trend closely in subsequent fiscal periods and will be poised to make shifts in marketing and sales activity should a different approach be deemed necessary to help sales improve into this important market

On January 18, 2011, LP and Barrier extended their existing Supply Agreement through December 31, 2012 with the opportunity to extend through December 31, 2013 should both parties agree. Barrier and LP are currently in the process of renewing the agreement and plan to be finished prior to month end.  LP is the largest producer of Oriented Strand Board (OSB) in the world and believes that Barrier’s Pyrotite Technology helps them achieve their strategy of providing “value added” OSB products to the building community. The agreement provides LP the exclusive right to sell Pyrotite® treated structural panel products in North America, in all markets other than commercial modular (MuleHide Products, Inc as long as minimum annual sales targets are met).

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

Gross profit for the period was $68,225 vs. $43,644 in the previous year (year-to-date $131,959 vs. $106,253 in 2011). The gross margin, as a percentage of sales revenue, increased to 7% from 4% for the quarterly period and increased to 7% from 5% for the year-to-date period.  Improvements in gross margin are anticipated with gains in manufacturing efficiencies provided by improved production technology and efficiencies created by steady and increased sales volumes. Overhead costs will be spread across a larger manufacturing/sales volume base.  Barrier is intently focused on improving gross margins through this fiscal year and beyond.

Cost of sales in the three and six month periods ending December 31, 2012 decreased to $909,339 and $1,742,138 from $964,288 and $1,986,967 in the previous year.  The decrease is attributable to improved manufacturing efficiencies.  Barrier continues to capture gains in manufacturing efficiency as reflected in the quarterly average cost per sq.ft. of production which decreased from $0.41 to $0.36 for the three month period and from $0.44 to $0.39 in the six-month period.  As shipment volumes increase, Barrier expects that the fixed costs included in Cost of Sales will continue to decrease on a per sq.ft. basis and as revenues increase with improved volumes, gross margins will improve as well.

R&D activity has generally been focused on product applications in wildfire prone areas in the western US and for 1 and 2-hour rated exterior wall assemblies. Fire resistant exterior walls are often required where buildings are intended to be built close together.

Depreciation on plant and equipment is included in cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, increased year-to-date from $139,004 in 2011 to $153,187.  The expense reflects scheduled depreciation of the new manufacturing line equipment and building expansion.  Amortization, another non-cash category of reporting, of the worldwide Pyrotite technology (including patents, technical know-how, and trademarks) began when Barrier purchased it in 2004 and is fully amortized.

Administrative expenses in the reported three and six month period decreased from $200,683 and increased from $367,552, respectively, to $193,559 and $400,567.  The administrative costs per sq. ft. decreased quarterly (from $0.09 to $0.08) and increased year-to-date (from $0.08 to $0.09). Changes in derivative value had the effect of reducing wages and management fees last year and there was a timing differential in the year-end accounting fee invoice.  Barrier continues to focus on how increased sales volume will help reduce admin cost per square foot shipped. As volumes continue to increase, a continued trend for overall reduction in the average cost of administrative expense per sq.ft. will be manifest.

Accounting and Audit Fees decreased in the quarter ending December 31, 2102 vs. the same time period last year ($14,572 vs. $35,163) and increased year-to-date ($67,004 vs. $61,642).  A significant portion of the cost for accounting services is involved with the year-end audited review and publishing of Barrier’s annual financials. The quarter to quarter cost differential reported here is related to the timing of invoices from each of these year-end reviews and is more even in the year to year comparison.

Insurance costs decreased to $14,303 for the three months and $32,767 for six months in comparison to $19,605 and $44,035 the previous year.  The difference is due to annually adjusted premiums based on larger annual sales volume discounts.

Legal fees for the quarterly period increased to $14,938 and to $20,017 for the six months ending December 31, 2012.  For the same period in the prior year, legal fees were $12,669 and $15,906 respectively.  Legal fees were expended on activities related to the year-end Annual General Meeting and in support of protecting Pyrotite® patents and trademark registration as well as for help in the drafting and review of certain business correspondence.  Barrier believes protecting its technology and trademarks is an important step in positioning itself to develop strategic partners and potential technology licensees.

Barrier has two US patents and a patent pending in Australia. These patents protect the manufacturing and process technology utilized in the production of fire-rated sheathing products utilizing Pyrotite.

Sales, marketing, and investor relations expenses increased from $6,357 to $16,019 during the quarter and from $12,736 to $22,573 year-to-date. During the period, there were sales trips directly related to the expansion of product markets.

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

Loss Before Other items of $125,334 is being reported for the quarter ending December 31, 2012, whereas in the same period in 2011, a net loss of $157,039 was reported. A loss of $268,608 is reported for the year-to-date period vs. $261,299 in the comparable year-to-date period in 2011.  Barrier is aware that continued losses can not be tolerated or absorbed by a company whose purpose in business is not only to make homes safer from fire, but to create profits as well. It is Barrier’s fundamental belief that increased sales volume, in concert with the existing supply agreements with both MuleHide and LP Products is the best pathway to profitability. Increases in Barrier’s sales volume are expected to follow the improving trend in home building starts in North America.

Other items. include income and costs not directly related to business operations.  Other income items reported during the quarterly period herein includes a foreign exchange gain and interest income of $4,835.  To compare, for the same reporting period last year there was a foreign exchange/interest income gain of $4,057.  Year-to-date, the foreign exchange/interest income gain was $7,070 vs. a loss of $10,016 in the prior year.

In March, 2010, Barrier issued, and sold in a private placement, 15 million shares of stock at the price of $0.10 CDN per share. In addition, the purchasers of the shares were awarded the right to buy an additional share (warrant) at $0.15 CDN. Barrier granted options that were exercisable in Canadian currency, whereas the functional currency of the company is the US dollar. As a result of these transactions, Barrier was required to record these instruments as derivative liabilities which are re-measured to their fair value each reporting period. During the prior year six months ended December 31, 2011 the Company reported a fair value gain of $511,741 for the period.  The warrants expired, thus no derivative value is recorded for the current period, nor are additional derivative values expected to have to be reported in subsequent periods.  Future operating financial performance should be easier to ascertain year over year without the non-cash derivative liability value.

Interest on Long Term Debt has increased from $13,257 to $14,362 for the quarterly reporting period and from $24,966 to $34,089 year-to-date as a result of bank refinancing.

Net Income.  A net loss of $134,861 is being reported for the quarter ending December 31, 2012, whereas in the same period in the prior year, a net loss of $34,079 was reported. For the six months ending December 31, 2012, the net loss is $295,627 vs. a net income of $215,460 in the prior year.  Changes in derivative value affected net income in the prior year reporting period so comparisons year to year are affected by this non-cash item.

Barrier remains focused on cutting costs and improving efficiencies wherever it can.  This includes operating the manufacturing line with maximum efficiency. Keeping a vigilant handle on costs will help keep operational costs as low as possible and enable financial improvements to occur sooner and at lower volumes than previously possible.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the nine most recently completed quarters:

	Dec 31 2012	Sept 30 2012	June 30 2012	Mar 31 2012	Dec 31 2011	Sept 30 2011	June 30 2011	Mar 31 2011	Dec 31 2010
Volume shipped (MSF)	2,506	1,951	2,531	2,619	2,327	2,210	1,861	1,573	1,754
Total Revenues (000)	977	897	1,029	$1,023	$1,008	$1,085	$765	$735	$877
Operating Income (000)	($125)	($143)	($270)	($103)	($157)	($104)	($175)	($176)	($30)
Net income (loss) (000)	($135)	($161)	($291)	($65)	($34)	$250	$31	$11	$808
EPS (Loss) Per Share	$0.00	$0.00	$0.00	$0.00	($0.01)	$0.01	$0.00	$0.00	$0.02

Selected Annual Information

The following financial data is for the three most recent years ended June 30:

	2012	2011	2010
Total Revenue	$4,144.8	$3,256.0	$2,606.3
Net income (loss)	(139.7)	895.8	(2,330.0)
Per share	0.00	0.02	(0.07)
Per share, fully diluted	0.00	0.02	(0.07)
Total assets	3,708.0	4,002.2	5,002.0
Total long-term financial liabilities	900.0	705.9	900.0
Cash dividends declared per share	Nil	Nil	Nil

New product and market development

Barrier continues to provide support to LP for new product and market development in activity directed specifically toward applications in areas where wildfires are prevalent. Wildland/Urban Interface (WUI) zones, which are primarily located in the western US, are areas where special building codes have been developed to help save homes if a brush fire should occur. Becoming certified for use in these applications requires additional product development, including fire testing specific and unique to these fire hazard zones. In addition to these WUI applications, which are primarily associated with limiting the ignition of the exterior of the building, Barrier and LP are cooperating on the development of new, more cost effective, designs of 1 and 2 hour exterior wall systems designed to be used when houses are built in close proximity all over the US.

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

Financial position & financings

Barrier ended the six month period with a working capital deficiency (current assets less current liabilities) of $311,489.  Operating cash flow was ($80,855) in comparison to ($170,415) for the six month period ended December 31, 2011.

Barrier has a short term revolving line of credit ($50,000) at the local Farmers State Bank of Watkins, in Watkins, Minnesota.  As of December 31, 2012 the balance owing on the revolving line of credit was $45,000 leaving an additional $5,000 available for use.  In addition, a $300,000 convertible debenture was established in December 2011.  To date, $240,000 has been used on this debenture with an additional $60,000 available for cash flow if needed.

Investing activities resulted in net cash outflow of $259 in the current period in comparison to a net cash outflow of $50,386 in the prior year.  The cash outflow was the result of the acquisition of plant and equipment capital improvements.

Financing activities resulted in net cash outflow of $12,687 in the current period compared to a net cash inflow of $105,351 for the same period last year.  The cash outflow resulted from the repayments on long-term debt and obligations under capital lease.

There is no unqualified assurance that Barrier will operate profitably or will generate positive cash flow in the future. In addition, Barrier’s operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, the level of competition or general economic conditions.  These factors cast substantial doubt about the Company’s ability to continue as a going concern.  The Company’s independent auditors included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern in their report on the Company’s annual financial statements for the fiscal year ended June 30, 2012.

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

Current and Future Financing Needs

At December 31, 2012, the current cash and cash equivalents totaled $7,722; there was $5,000 in available funds to draw on the revolving credit facility, and an additional $60,000 available from the convertible debentures.

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

Increased costs of general and administrative expenses

Increased costs of raw materials and freight

Costs associated with the research and development activities

Costs associated with maintaining property, plant and equipment and intellectual property

Related Party Transactions

During the six months ended December 31, 2012 the Company incurred wages and management fees to the directors and officers of the company of $106,359.  The Company paid $92,618 in wages and management fees for the same prior year six month period.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of June 30, 2012:  44,454,926 common shares at $15,463,675

Issued as of February 5, 2013:  44,454,926 common shares at $15,463,675

Options outstanding:

The following summarizes information about the stock options outstanding at December 31, 2012:

	Exercise
Number	Price	Expiry Date

40,000	$0.064 CDN	June 10, 2013
3,252,500	$0.10	May 15, 2015

3,292,500

Other Matters

As at December 31, 2012 the Company did not have any off-balance sheet arrangements to report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of December 31, 2012 and has concluded the disclosure controls and procedures were ineffective.  As of the date of this filing, the Company is still in the process of remediating such material weaknesses in its internal controls and procedures.

b.  Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

               Certification executed by Melissa McElwee, CFO

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

               Section 1350

               Certification executed by Melissa McElwee, CFO

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

International Barrier Technology Inc. --– SEC File #000-20412

Registrant

Dated: February 14, 2013	By: /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: February 14, 2013	By: /s/ Melissa McElwee
Melissa McElwee, CFO