Form 10-Q
period 2013-03-31
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2013-05-15
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 5/14/2013: 44,454,926 Common Shares w/o par value

Part 1 – Financial Information

Item 1.  Financial Statements

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS March 31, 2013 and June 30, 2012 (Stated in US Dollars) (Unaudited)

ASSETS		March 31,	June 30,
		2013	2012

Current
Cash and cash equivalents		$ 124,252	$ 101,523
Accounts receivable		183,828	114,881
Inventory - Note 3		395,778	242,465
Prepaid expenses and deposits		33,950	40,115
Total Current Assets		737,808	498,984
Property, plant and equipment		3,035,935	3,209,061
Patent, trademark, and technology rights		-	-
Total Assets		$ 3,773,743	$ 3,708,045

LIABILITIES
Current
Accounts payable and accrued liabilities		$ 906,822	$ 495,383
Current portion of long term debt - Note 4		58,808	96,093
Obligation under capital leases		57,650	61,440
Total Current Liabilities		1,023,280	652,916
Long-term debt – Note 4		327,296	371,787
Convertible debentures - Note 5		240,000	200,000
Obligation under capital leases		130,103	170,466
Total Liabilities		1,720,679	1,395,169

STOCKHOLDERS' EQUITY
Common Stock - Note 6
Authorized: 100,000,000 common shares without par value Issued: 44,454,926 common shares (June 30, 2012: 44,454,926)		15,463,675	15,463,675
Additional paid-in capital		1,579,555	1,579,555
Accumulated deficit		(14,990,166)	(14,730,354)
Total Stockholders' Equity		2,053,064	2,312,876
Total Liabilities and Stockholders' Equity		$ 3,773,743	$ 3,708,045

APPROVED BY THE BOARD OF DIRECTORS

"David Corcoran"		"Victor Yates"
David Corcoran	Director	Victor Yates	Director

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
for the three and nine months ended March 31, 2013 and 2012
(Stated in US Dollars)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,

	2013	2012	2013	2012

Sales - Note 8	$ 1,695,166	$ 1,023,006	$ 3,569,263	$ 3,116,226
Cost of Sales	1,492,382	955,205	3,234,520	2,942,172
Gross Profit	202,784	67,801	334,743	174,054

Expenses
Accounting and audit fees	14,235	6,926	81,238	68,568
Filing Fees	486	8,144	18,556	15,833
Insurance	16,260	10,778	49,027	54,813
Bank charges and interest	(168)	150	276	253
Legal fees	9,715	10,635	29,732	26,541
Office and miscellaneous	11,541	13,519	44,799	41,586
Sales, marketing, and investor relations	5,319	8,561	27,892	21,297
Telephone	2,433	2,742	7,518	8,249
Transfer agent fees	1,046	4,998	3,055	7,999
Wages and management fees - Note 7	91,393	103,836	290,736	292,702

Total Administrative Expenses	152,260	170,289	552,829	537,841

Operating income (loss)	50,524	(102,488)	(218,086)	(363,787)

Foreign exchange gain (loss) and other income	1,815	4,207	8,885	(5,809)
Interest on long-term obligations – Note 7	(16,522)	(11,314)	(50,611)	(36,280)
Change in fair value of derivative liability	-	45,021	-	556,762

Total Other Income (Expense)	(14,707)	37,914	(41,726)	514,673
Net income (loss) for the period	$ 35,817	$ (64,574)	$ (259,812)	$ 150,886

Basic and diluted income (loss) per share	$ 0.00	$ (0.00)	$ (0.01)	$ 0.00
Weighted average number of shares outstanding	44,454,926	44,454,926	44,454,926	44,454,926

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the nine months ended March 31, 2013 and 2012 (Stated in US Dollars) (Unaudited)
	Nine months ended
	March 31,
	2013	2012

Operating Activities
Net income (loss) for the year	$ (259,812)	$ 150,886
Items not involving cash:
Depreciation - plant and equipment	230,416	208,593
Amortization - patent, trademark and technology rights	-	19,273
Stock-based compensation - investor relations	-	(5,169)
Stock-based compensation - wages	-	(12,985)
Change in fair value of derivative liability	-	(556,762)
Changes in non-cash working capital balances related to operations:		-
Accounts receivable	(68,947)	(3,366)
Inventory	(153,313)	(3,388)
Prepaid expenses and deposits	6,165	17,850
Accounts payable and accrued liabilities	411,439	44,412
Customer deposits	-	(19,844)
Net cash provided by (used in) operating activities	165,948	(160,500)

Cash Flows provided by Financing Activities
Issuance of Convertible debentures	40,000	200,000
New loan facility	-	450,000
Repayment on long term debt	(81,776)	(424,820)
Decrease in obligations under capital lease	(44,153)	(41,619)
Net cash provided by (used in) financing activities	(85,929)	183,561

Cash Flows used in Investing Activities
Acquisition of equipment	(57,290)	(88,336)
Net cash used in investing activities	(57,290)	(88,336)

Increase (decrease) in cash and cash equivalents during the period	22,729	(65,275)
Cash and cash equivalents, beginning of the period	101,523	268,742
Cash and cash equivalents, end of the period	$ 124,252	$ 203,467

Supplemental Cash Flow Information
Cash paid for interest	$ 50,611	$ 36,280

Cash paid for income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the period ended March 31, 2013
(Stated in US Dollars)
(Unaudited)

	Common Stock
			Additional
	Issued	Amount	Paid-in	Accumulated
	Shares		Capital	Deficit	Total

Balance, June 30, 2011	44,454,926	15,463,675	1,030,593	(14,360,735)	2,133,533
Cumulative effect of accounting change - Note 2	-	-	395,362	(229,923)	165,439
Stock-based compensation	-	-	153,600	-	153,600
Net loss for the year	-	-	-	(139,696)	(139,696)

Balance, June 30, 2012	44,454,926	15,463,675	1,579,555	(14,730,354)	2,312,876
					-
Net loss for the period	-	-	-	(259,812)	(259,812)

Balance, March 31, 2013	44,454,926	$15,463,675	$1,579,555	$(14,990,166)	$2,053,064

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Stated in US Dollars)

(Unaudited)

Note 1

Nature of Operations and Ability to Continue as a Going Concern

The Company develops, manufactures and markets proprietary fire resistant building materials branded as Blazeguard in the United States of America and, as well, the Company owns the exclusive U.S. and international rights to the Pyrotite fire retardant technology.

The accompanying unaudited interim condensed financial statements of International Barrier Technology Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and valuation adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.  For more complete financial information, these unaudited condensed financial statements and the notes thereto, should be read in conjunction with the audited financial statements for the year ended June 30, 2012 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on September 28, 2012.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business and this does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  At March 31, 2013 the Company had an accumulated deficit of $14,990,166 (June 30, 2012 - $14,730,354) since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Stated in US Dollars)

(Unaudited)

Level 3 -

assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

Certain of the Company’s cash equivalents, consisting of short-term term deposits, are based on Level 2 inputs in the ASC 820 fair value hierarchy.

The Company’s long-term debt is based on Level 2 inputs in the ASC 820 fair value hierarchy. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the long-term debt is $386,104 (June 30, 2012: $467,880).

The Company’s convertible debentures are based on Level 2 inputs in the ASC 820 fair value hierarchy. The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates.  At March 31, 2013, the convertible debentures had a book value of $240,000 (June 30, 2012:  $200,000) and fair value of $363,764 (June 30, 2012: $309,185).

The Company’s capital lease obligations are based on Level 2 inputs in the ASC 820 fair value hierarchy. The fair value of the capital lease obligations is $187,753 (June 30, 2012:  $231,906).

Note 3

Inventory

	March 31, 2013	June 30, 2012

Raw materials	$ 319,438	$ 189,028
Finished goods	76,340	53,437

Total Inventory	$ 395,778	$ 242,465

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Stated in US Dollars)

(Unaudited)

Note 4

Long-term debt

	March 31, 2013	June 30, 2012
Revolving promissory note in the amount of $100,000 bearing interest at 6.25% per annum and is unsecured. The promissory note is repayable on demand, but if no demand for repayment is made, on March 1, 2014. As at March 31, 2013, the Company has not drawn any funds on this note.	-	40,000
Term bank loan facility in the amount of $450,000 bearing interest at 6.25% and collateralized by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The facility is being amortized over 4 years with fixed monthly blended payments of principal and interest totaling $6,800 with a balloon payment due on January 1, 2016	386,104	427,880
	386,104	467,880
Less: current portion	(58,808)	(96,093)
Total Long-term debt	$ 327,296	$ 371,787

Note 5

Convertible Debt

During the year ended June 30, 2012, the Company approved the issuance of two convertible promissory debentures to a director and a company controlled by a director in the amount of $300,000.  As at March 31, 2013 the Company had received $240,000 in respect of these debentures.  The debentures bear interest at 12% per annum, payable monthly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit. Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Stated in US Dollars)

(Unaudited)

Note 6

Common Stock

Escrow:

At March 31, 2013, there are 48,922 (June 30, 2012 – 48,922) shares held in escrow by the Company’s transfer agent. These shares are issuable in accordance with a time release clause in the escrow share agreement. As at March 31, 2013 and June 30, 2012, all of the shares held in escrow are issuable but the Company has yet to request their release.

Commitments:

Stock-based Compensation Plan

At March 31, 2013, the Company has outstanding options that were granted to directors, officers and consultants to purchase 3,292,500 common shares of the Company.

A summary of the status of company’s stock option plan for the nine months ended March 31, 2013 is presented below:

		Weighted
		Average		Aggregate
	Number of	Exercise		Intrinsic
	Shares	Price		Value

Outstanding, June 30, 2012	4,230,000	$0.10		$ -
Forfeited	(587,500)	$0.10	CDN	-
Expired	(350,000)	$0.15	CDN	-
Outstanding March 31, 2013	3,292,500	$0.10		-

Exercisable, June 30, 2012	4,230,000	$0.10		$ -

Exercisable, March 31, 2013	3,292,500	$0.10		$ -

The following summarizes information about the stock options outstanding at March 31, 2013:

Number	Exercise			Remaining
	Price		Expiry Date	Contractual Life
40,000	$0.06	CDN	June 10, 2013	0.19 years
3,252,500	$0.10		May 15, 2015	2.12 years
3,292,500

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Stated in US Dollars)

(Unaudited)

Note 7

Related Party Transactions

The Company was charged the following by directors and officers of the Company and a private company with a common director during the three and nine months ended March 31, 2013 and 2012:

	Three months ended March 31,		Nine months ended March 31,

	2013	2012	2013	2012

Wages and management fees	44,003	43,187	137,517	136,095
Interest on Convertible Debentures	7,207	-	19,972	-
Total Related Party Transactions	$ 51,210	$ 43,187	$ 157,489	$ 136,095

Note 8

Segmented Information and Sales Concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials. Substantially all of the Company’s revenues and long-term assets are located in the United States.

During the nine months ended March 31, 2013, two customers accounted for 100% of sales revenue each representing 71% and 29% (nine months ended March 31, 2012; 60% and 40%, respectively). The amounts receivable from each of these customers at March 31, 2013 were $160,615 and $22,410 respectively (June 30, 2012: $89,936 and $17,662 respectively).

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

Sales revenue reported for the quarter ending March 31, 2013 was up significantly by 66% to $1,695,166 in comparison to $1,023,006 generated in the same quarterly period in 2012. Year-to-date sales increased 15% to $3,569,263 vs. $3,116,226.  Total sales volume, as measured by surface volume of product shipped, was 3,624,800 sq. ft.  This is a 38% increase from the 2,618,800 sq. ft. shipped during the previous period.  Sales volume for the nine months ending March 31, 2013 (fiscal year-to-date) are up 13% to 8,082,181 sq. ft. vs. 7,155,900 sq. ft. in the same period in 2012.

Shipments into the Residential Roof Deck, Wall Assembly, and Structural Insulated Panel Market Sectors (LP FlameBlock) increased 48% year-over-year during the three month period and 27% during the nine month period.  For the nine-month period, LP FlameBlock sales were split between the Mid-Atlantic region at 36%; the South at 26%, the Midwest at 21%, the West at 13%; and Miscellaneous 2%. There were 2% of shipments of LP FlameBlock into the Structural Insulated Panel market during this period.  Barrier expects continued growth in LP FlameBlock as market share continues to grow and new territories are added to marketing and sales efforts.

Sales into the Commercial Modular Market (FR Deck Panel) increased 15% during the quarter and decreased 13% year-to-date in comparison to the previous year.  During the past quarter, sales volume improved significantly as market conditions have improved and new customers have decided to use the FR Deck Panel in their manufacturing process.

During the current quarter, LP and Barrier elected to extend their existing Supply Agreement through December 31, 2013, with an option to extend through December 31, 2014 with mutual agreement.  The agreement provides LP the exclusive opportunity to market Pyrotite® technology based structural wood products in North America as long as minimum sales volumes are met on an annual basis.  Sales to the Commercial Modular Market are restricted from the LP Agreement since that market is serviced by MuleHide.  LP is the largest producer of Oriented Strand Board (OSB) in the world and believes that Barrier’s Pyrotite Technology helps them achieve their strategy of providing “value added” OSB products to the building community.

The relationship with LP has increased sales volume to historical levels and Barrier anticipates that sales will continue to grow substantially through the efforts of LP’s sales and marketing team.  Reported sales revenue for LP products, include only the charges for treatment services, not the underlying OSB substrate or outbound freight as LP supplies its own OSB substrate, and contracts for its own outgoing freight.  The “pass through” of the OSB substrate and freight serves to lower reported “top line” sales revenue, but not gross profits since margins on substrate and freight have historically been restricted to handling costs only to help keep prices competitive.  For the Commercial Modular market, Barrier purchases OSB from local distributors and invoices the cost of the substrate and outgoing freight to the customer, therefore the cost of the substrate and freight is included in revenue for Commercial Modular shipments.

Gross profit for the three month period was $202,784 vs. $67,801 in the previous year (year-to-date $334,743 vs. $174,054 in 2012). The gross margin, as a percentage of sales revenue, increased to 12% from 7% for the quarterly period and increased to 9% from 6% for the year-to-date period.  Improvements in gross margin are occurring with gains in manufacturing efficiencies provided by improved production technology and efficiencies created by steady and increased sales volumes. Overhead costs will continue to be spread across a larger manufacturing/sales volume base.  Barrier is intently focused on improving gross margins through this fiscal year and beyond.

Cost of sales in the three and nine month periods ending March 31, 2013 increased to $1,492,382 and $3,234,520 from $955,205 and $2,942,172 in the previous year.  The increase is attributable to increased sales volumes.  Manufacturing efficiency as reflected in the quarterly average cost per sq.ft. of production increased to $0.41 from $0.36 for the three month period and decreased from $0.41 to $0.40 in the nine-month period.  While the overall average cost of manufacturing all products per square foot are tending lower with improved efficiencies, the average reported cost will increase proportional to the percentage of shipment shifts to FlameBlock from the Mule Hide RD Deck Panel brand.  The FlameBlock product requires a heavier treatment weight than the average MuleHide panel.

During the current three and nine month period, R&D activity has generally been focused creating new and improved fire rated wall assemblies.  New and improved wall assemblies, tested and listed by Underwriters Laboratory and sanctioned by the International Code Council, are a significant factor in improved sales volume.

Depreciation on plant and equipment is included in the cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, increased year-to-date from $208,593 in 2012 to $230,416.  The added expense reflects scheduled depreciation of manufacturing line equipment.  Amortization, another non-cash category of reporting, of the worldwide Pyrotite technology (including patents, technical know-how, and trademarks) began when Barrier purchased it in 2004 and is fully amortized.

Administrative expenses in the reported three and nine month period decreased from $170,289 and increased from $537,841, respectively, to $152,260 and $552,829.  The administrative costs per sq. ft. decreased in the current quarter, from $0.07 down to $0.04 as well as year-to-date from $0.08 to $0.07. Changes in derivative value in recent reporting periods have had the effect of reducing wages and management fees.  In the current reporting period, there are no longer any derivative value entries required.  As sales volume continues to increase, a continued trend for overall reduction in the average cost of administrative expense per square foot will be manifest.

Accounting and Audit Fees increased in the quarter ending March 31, 2103 vs. the same time period last year ($14,235 vs. $6,926) and increased year-to-date ($81,238 vs. $68,568).  A significant portion of the cost for accounting services is involved with the year-end audited review and publishing of Barrier’s annual financials. The quarter to quarter cost differential reported here is related to the timing of invoices from each of these year-end reviews.

Insurance costs increased to $16,260 for the three months and decreased to $49,027 for nine months in comparison to $10,778 and $54,813 the previous year.  The difference is due to annually adjusted premiums based on larger annual sales volume discounts.

Legal fees for the quarterly period decreased slightly to $9,715 and increased to $29,732 for the nine months ending March 31, 2013.  For the same period in the prior year, legal fees were $10,635 and $26,541 respectively.  Legal fees were expended on activities related to the year-end Annual General Meeting and in support of protecting Pyrotite® patents and trademark registration as well as for help in the drafting and review of certain business correspondence.  Barrier believes protecting its technology and trademarks is an important step in positioning itself to develop strategic partners and potential technology licensees.

Barrier has two existing US patents and one Australian patent. There is a patent pending in Canada.  These patents protect the manufacturing and process technology utilized in the production of fire-rated sheathing products utilizing Pyrotite.

Sales, marketing, and investor relations expenses decreased from $8,561 to $5,319 during the quarter and increased from $21,297 to $27,892 year-to-date. During the period, there were sales trips directly related to the expansion of product markets.

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

Income (Loss) Before Other items of $50,524 is being reported for the quarter ending March 31, 2013, whereas in the same period in 2012, a net loss of $102,488 was reported. A loss of $218,086 is reported for the year-to-date period vs. $363,787 in the comparable year-to-date period in 2012.  The quarterly positive income before other items is a result of increased sales volumes and focus on manufacturing efficiency. It is Barrier’s fundamental belief that sustained increased sales volume, in concert with the existing supply agreements with both MuleHide and LP Products is the best pathway to long-term profitability. Increases in Barrier’s sales volume are expected to follow the improving trend in home building starts in North America.

Other items include income and costs not directly related to business operations.  Other income items reported during the quarterly period herein includes a foreign exchange gain and interest income of $1,815.  To compare, for the same reporting period last year there was a foreign exchange/interest income gain of $4,207.  Year-to-date, the foreign exchange/interest income gain was $8,885 vs. a loss of $5,809 in the prior year.

In March, 2010, Barrier issued, and sold in a private placement, 15 million shares of stock at the price of $0.10 CDN per share. In addition, the purchasers of the shares were awarded the right to buy an additional share (warrant) at $0.15 CDN. Barrier granted options that were exercisable in Canadian currency, whereas the functional currency of the company is the US dollar. As a result of these transactions, Barrier was required to record these instruments as derivative liabilities which are re-measured to their fair value each reporting period. During the prior year nine months ended March 31, 2012 the Company reported a fair value gain of $556,762 for the period.  The warrants expired, thus no derivative value is recorded for the current period, nor are additional derivative values expected to have to be reported in subsequent periods.  Future operating financial performance should be easier to ascertain year over year without the non-cash derivative liability value.

Interest on Long Term Debt has increased from $11,314 to $16,522 for the quarterly reporting period and from $36,280 to $50,611 year-to-date as a result of bank refinancing.

Net Income.  A net income of $35,817 is being reported for the quarter ending March 31, 2013, whereas in the same period in the prior year, a net loss of $64,574 was reported. For the nine months ended March 31, 2013, the net loss is $259,812 vs. net income of $150,886 in the nine months ended March 31, 2012.  Changes in derivative value ($556,762) positively affected net income in the prior year reporting period so comparisons period to period are significantly affected by this non-cash item.

Barrier remains focused on cutting costs and improving efficiencies wherever it can.  This includes operating the manufacturing line with maximum efficiency. Keeping a vigilant handle on costs will help keep operational costs as low as possible and enable financial improvements to occur sooner and at lower volumes than previously possible.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the nine most recently completed quarters:

	Mar 31 2013	Dec 31 2012	Sept 30 2012	June 30 2012	Mar 31 2012	Dec 31 2011	Sept 30 2011	June 30 2011	Mar 31 2011
Volume shipped (MSF)	3,625	2,506	1,951	2,531	2,619	2,327	2,210	1,861	1,573
Total Revenues (000)	1,695	977	897	1,029	$1,023	$1,008	$1,085	$765	$735
Operating Income (000)	$50	($125)	($143)	($270)	($103)	($157)	($104)	($175)	($176)
Net income (loss) (000)	$36	($135)	($161)	($291)	($65)	($34)	$250	$31	$11
EPS (Loss) Per Share	$0.00	$0.00	$0.00	$0.00	$0.00	($0.01)	$0.01	$0.00	$0.00

Selected Annual Information

The following financial data is for the three most recent years ended June 30:

	2012	2011	2010
Total Revenue	$4,144.8	$3,256.0	$2,606.3
Net income (loss)	$(139.7)	$895.8	$(2,330.0)
Per share	$0.00	$0.02	$(0.07)
Per share, fully diluted	$0.00	$0.02	$(0.07)
Total assets	$3,708.0	$4,002.2	$5,002.0
Total long-term financial liabilities	$900.0	$705.9	$900.0
Cash dividends declared per share	$Nil	$Nil	$Nil

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

Financial position & financings

Barrier ended the nine month period with a working capital deficiency (current assets less current liabilities) of $285,472.  Operating cash flow was $165,948 in comparison to ($160,500) for the nine month period ended March 31, 2012.

Barrier has a short term revolving line of credit ($100,000) at the local Farmers State Bank of Watkins, in Watkins, Minnesota.  As of March 31, 2013 the balance owing on the revolving line of credit was $0 leaving an additional $100,000 available for use.  In addition, a $300,000 convertible debenture was established in December 2011.  To date, $240,000 has been used on this debenture with an additional $60,000 available for cash flow if needed.

Investing activities resulted in net cash outflow of $57,290 in the current period in comparison to a net cash outflow of $88,336 in the prior year.  The cash outflow was the result of the acquisition of plant and equipment capital improvements.

Financing activities resulted in net cash outflow of $85,928 in the current period compared to a net cash inflow of $183,561 for the same period last year.  The cash outflow resulted from the repayments on long-term debt and obligations under capital lease.

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

Although management believes that revenues will increase, management also expects an increase in operating costs. Consequently, the Company expects short term operating losses and negative cash flow may occur periodically as our products continue to gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner.

Current and Future Financing Needs

At March 31, 2013, the current cash and cash equivalents totaled $124,252; there was $100,000 in available funds to draw on the revolving credit facility, and an additional $60,000 available from the convertible debentures.

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

•

Costs associated with the research and development activities

•

Costs associated with maintaining property, plant and equipment and intellectual property

Related Party Transactions

During the nine months ended March 31, 2013 the Company incurred wages and management fees to the directors and officers of the company of $157,489.  The Company paid $136,095 in wages and management fees for the same prior year nine month period.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of June 30, 2012:  44,454,926 common shares at $15,463,675

Issued as of May 14, 2013:  44,454,926 common shares at $15,463,675

Options outstanding:

The following summarizes information about the stock options outstanding at March 31, 2013:

	Exercise
Number	Price	Expiry Date

40,000	$0.06 CDN	June 10, 2013
3,252,500	$0.10	May 15, 2015

3,292,500

Other Matters

As at March 31, 2013 the Company did not have any off-balance sheet arrangements to report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of March 31, 2013 and has concluded the disclosure controls and procedures were ineffective.  As of the date of this filing, the Company is still in the process of remediating such material weaknesses in its internal controls and procedures.

b.  Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

International Barrier Technology Inc. --– SEC File #000-20412

Registrant

Dated: May 15, 2013	By: /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: May 15, 2013	By: /s/ Melissa McElwee
Melissa McElwee, CFO