Form 10-K
period 2013-06-30
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2013-09-30
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Fiscal Year Ended June 30, 2013

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

                                                                        [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes    [] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ] Yes    [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange

Large accelerated filer [ ]                                 Accelerated filer         [ ]

Non-accelerated filer   [ ]                                 Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes    [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (OTCBB).  December 31, 2012= $889,099

Common Shares outstanding at August 31, 2013                            44,454,926 shares

Index to Exhibits on Page 55

TABLE OF CONTENTS

INTRODUCTION

3

PART I

4

ITEM 1A.  RISK FACTORS

8

ITEM 1B.  UNRESOLVED STAFF COMMENTS

12

ITEM 2.   DESCRIPTION OF PROPERTY

12

ITEM 3.   LEGAL PROCEEDINGS

13

ITEM 4.   MINE SAFETY DISCLOSURES

13

PART II

13

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

13

ITEM 6.   SELECTED FINANCIAL DATA

15

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

16

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

22

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

23

ITEM 9A.  CONTROLS AND PROCEDURES

40

ITEM 9B.  OTHER INFORMATION

41

PART III

41

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

41

ITEM 11.  EXECUTIVE COMPENSATION

46

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

49

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

54

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

55

PART IV

56

ITEM 15.  EXHIBITS

56

SIGNATURE PAGE

57

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

BUSINESS OF INTERNATIONAL BARRIER TECHNOLOGY INC.

International Barrier Technology Inc. develops, manufactures, and markets proprietary fire resistant building materials designed to help protect people and property from the destruction of fire.  The Company uses a patented, non-combustible, non-toxic Pyrotite® formulation that is used to coat wood panels and has potential application to engineered wood products, paint, plastics, and expanded polystyrene.  Sales have been US$6.0 million and US$4.1 million during Fiscal 2013 and 2012, respectively.

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

Incorporated in July 1986, pursuant to agreements, the Company acquired the rights to the Pyrotite® Technology for Canada in July 1986 and for the United States in March 1992.  The Canadian rights and the US rights under the 1992 agreement were voluntarily terminated in January 1996 due to marketing conflict with a corporation which acquired the licensor’s rights to the technology.  A new agreement for the rights in the United States was signed in January 1996 and revised in March 1996.  The Company acquired the world-wide rights to the Pyrotite® technology, including: US patents; foreign patent filings; manufacturing know-how; trade secrets, and trademarks pursuant to a March 2004 agreement.  The Company completed construction of a new manufacturing facility in Minnesota, USA in December 1995; the facility was upgraded to include substantial automation, increased capacity and product quality in April/May 2000; as Barrier continued to achieve double digit growth year after year, it decided the current manufacturing facility needed to be expanded.  The planning and development of a higher volume and more fully automated facility began in 2004; the first phase that included the building addition was complete in March 2005.  The second phase of the new line development was complete in August 2005 and the first commercial production run was in March 2006.  The final phase of equipment installation, shake down improvements, and training was complete in late 2006 at which time full commercial production began.

The Company has been involved in the development and manufacturing/marketing of fire-rated building products since 1986, including current products: Pyrotite®, a fire-barrier material comprised of the patented formulation reinforced with chopped fiberglass strands and applied adhered directly to structural sheathing (OSB – oriented strand board or plywood) designed to prevent ignition and inhibit the spread of flames.  The products are currently marketed through exclusive supply agreements as LP® FlameBlock® Fire-Rated OSB Sheathing into Residential Roof Deck, Wall Assembly, Wildland Urban Interface Zones, and Structurally Insulated Panel market; and MuleHide FR Deck Panel into the Commercial Modular Market.  In early 2013, LP and Barrier extended their existing Supply Agreement through December 31, 2013, with an option to extend through December 31, 2014 with mutual agreement. LP is the largest producer of Oriented Strand Board (OSB) in the world and believes that Barrier’s Pyrotite® Technology will help them achieve their strategy of providing a number of value added OSB products to the building community.  The agreement gives LP the exclusive right to sell Pyrotite® treated panel products in North America, in all markets other than Commercial Modular (MuleHide Products, Inc.), under their brand name LP® FlameBlock® Fire-Rated OSB Sheathing.

The Company’s executive office is located at:

 510 4th Street North, Watkins, Minnesota, USA  55389

 Telephone: (320) 764-5797

 Telephone: (800) 638-4570

 Facsimile: (320) 764-5799

 e-mail:  info@intlbarrier.com

 website: www.intlbarrier.com

The Company’s registered office is located at:

 1750, 750 West Pender St., Vancouver, BC, Canada  V6C 2T8

 Telephone: (800) 638-4570; and

 Facsimile: (320) 764-5799.

The contact person is:

  Melissa McElwee; CFO.

The Company's fiscal year ends June 30th.

The Company's common shares trade in Canada on the TSX Venture Exchange under the symbol “IBH.V” and in the United States on the OTC Bulletin Board under the symbol “IBTGF”.

The Company has 100,000,000 no par common shares authorized.  At 6/30/2013, the end of the Company's most recent fiscal year, there were 44,454,926 common shares issued and outstanding.

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

Financings.  The Company has financed its operations through borrowings and/or private issuance of common shares:

Fiscal 2011:  40,000 units at US$0.09 per unit = US$3,600

Fiscal 2012:  US$200,000 from the issuance of convertible debentures

Fiscal 2013:  US$40,000 from the issuance of convertible debentures

Fiscal 2014-to-date:  None

Capital Expenditures

Fiscal 2011:          $  74,857, purchase of plant and equipment

Fiscal 2012:          $ 116,363, purchase of plant and equipment

Fiscal 2013:          $ 155,121, purchase of plant and equipment

1.B.  Financial Information About Segments

Refer to the audited financial statements for Fiscal 2013 ended June 30th (footnote #12 “Segmented Information and Sales Concentration”) for this information.

1.C.  Narrative Description of Business

International Barrier Technology Inc. (Barrier) manufactures and sells fire-rated building materials primarily in the United States.  Barrier has a patented fire protective material (Pyrotite®) that is applied to building materials to greatly improve their respective fire resistant properties. Coated wood panel products are sold to builders through building product distribution companies all over the United States.  Many of the top multifamily homebuilders in the US utilize Barrier’s fire-rated structural panel manufactured with Pyrotite® in areas where the building code requires the use of a fire-rated building panel.

Barrier sells LP® FlameBlock Fire-Rated OSB Sheathing to LP® Building Products and sales to LP accounted for 70% of Fiscal 2013 revenues.  Barrier sells MuleHide FR Deck Panel to MuleHide Products, Inc. and sales to MuleHide accounted for 30% of Fiscal 2013 revenues.  Barrier sells LP® FlameBlock Fire-Rated OSB Sheathing to LP® Building Products and sales to LP accounted for 61% of Fiscal 2012 revenues.  Barrier sells MuleHide FR Deck Panel to MuleHide Products, Inc. and sales to MuleHide accounted for 38% of Fiscal 2012 revenues.

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

Barrier’s business is directly related to housing/building starts in the United States.  Any factor resulting in a slowdown of economic activity, especially those that result in an increase in interest rates will have a negative impact on Barrier’s business.  New housing starts in the U.S. are on the rise.  The U.S. Census Bureau reported 943,000 new housing starts in July 2013 (adjusted on an annual basis). July's numbers were 2.7 percent higher than the June 2013 estimate of 918,000 and 12.4 percent higher than the July 2012 annually adjusted estimate of 839,000.  There continues to be a risk that the economy is not yet stable enough to support long term improvements in new housing starts.  If housing growth becomes unstable, sales of Pyrotite® products could be negatively impacted or unpredictable.

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

Seasonality

The building products industry in the United States does experience seasonality with housing starts generally depressed in winter months.  Barrier’s Pyrotite® products, however, are sold in housing markets that have excellent winter business, including the states of Georgia, Texas, Florida and California.  Also, much of the modular housing, including the foam core panel market, performs a considerable amount of their required construction inside factories. Since the work is done within protected environments they tend to be less impacted by the winter season than typical building projects.  Seasonality, therefore, is not considered to be a major impediment to Barrier’s success in the US market place.

Dependency upon Patents/Licenses/Processes

Pursuant to an agreement for sale of technology dated 3/1/2004 (“original agreement”), between the Company and Pyrotite Corporation, the Company acquired the rights (previously licensed) to certain fire retardant technology and trademarks for $1,000,000.  These rights and technology included all of the patents that deal with “surface applied” and “integral” OSB technology Pyrotite® technology.

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

Employees

As of 8/31/2013, the Company had 29 full-time employees, 2 full time Executive Officers and 1 part-time Executive Officer.  As of 6/30/2013, the Company had 25 full-time employees, and 2 full-time Executive Officers and 1 part-time Executive Officer.  As of 6/30/2012, the Company had 15 full-time employees, one full-time Executive Officer and two part-time Executive Officers.

Dependency upon Customers

Fiscal 2013

During Fiscal 2013, the company’s largest customer was LP® Building Products (LP).  LP is a customer that services the multifamily residential roof deck construction, wall assemblies, and structural insulated panels (SIPs) markets.  LP purchased 70% of the 13,243,741 sq. ft. of Pyrotite® products shipped in Fiscal 2013.  LP is the largest producer of Oriented Strand Board (OSB) in the world and believes that Barrier’s Pyrotite® Technology will help them achieve their strategy of providing a number of value added OSB products to the building community.  Through an exclusive supply agreement, LP has the exclusive right to sell Pyrotite® treated panel products in North America, in all markets other than the commercial modular (MuleHide Products, Inc.) market, under their brand name LP® FlameBlock® Fire-Rated OSB Sheathing.

LP® FlameBlock® is sold through wholesale distribution companies such as Biewer Lumber, Boise, Builders FirstSource, Cedar Creek, Curtis Lumber, ProBuild, Reliable Wholesale, Taiga Building Products, Vandermeer Forest Products, Universal Forest Products, and Weekes Forest Products.  The MidAtlantic Region market (MD-VA) was the strongest region in these markets with 43% of total sales into these markets.  Other regions in these markets include the South, the Midwest, the West and Canada).  The building products distribution companies mentioned have a presence in all of these areas and are consistent FlameBlock customers throughout these geographies.

The second largest market for Pyrotite® products was the commercial modular market.  MuleHide Products, Inc. “Mulehide”.  Mulehide is the company that services the commercial modular market including selling Pyrotite® products to the commercial modular market.  Commercial modular sales accounted for 30% of total shipments in 2013.  Product shipped to MuleHide Products is through an exclusive supply agreement and private labeled MuleHide FR Deck Panel.  The FR Deck Panel is distributed through ABC Supply Company locations throughout the United States.

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

1.D.  Financial Information About Geographic Areas

During Fiscal 2013 and 2012, all sales were in the United States.

At 6/30/2013 and 6/30/2012: $3,903,819 and $3,583,555 of the assets were located in the United States and $18,096 and $124,490 were located in Canada, respectively.

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

Since inception through June 30, 2013, the Company has an accumulated deficit of ($14,788,993).  In addition, our operating results in the future may be subject to fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, the level of competition or general economic conditions.

The Company’s history of operating losses is likely to lead to the need for additional, potentially unavailable, financings and related problems.

The Company has a history of losses: ($58,639) in FY2013 and ($139,696) in FY2012.  Despite recent capital infusions, the Company may require significant additional funding to meet its long-term business objectives, unless the trend of losses is reversed.  Capital will be needed to help maintain and to expand marketing of the Company’s products.  The Company may not be able to obtain additional financing on reasonable terms, or at all.  If equity financing is required, then such financings could result in significant dilution to existing shareholders.  If the Company is unable to obtain sufficient financing, the Company might have to dramatically slow marketing efforts and/or lose control of its products.  The Company has historically obtained the preponderance of its financing through the issuance of equity.  There is a limit of 100,000,000 authorized common shares.  The Company has no current plans to obtain financing through means other than equity financing and/or loans.  Such losses and the resulting need for external financings could result in losses of investment value.

The Company’s need for additional financing to expand production and conduct marketing efforts could lead to the Company’s inability to continue generating material sales revenue.

The Company develops, manufactures, and markets proprietary fire resistant building materials designed to help protect people and property from the destruction of fire. Additional amounts of financing may be required to facilitate corporate operational growth and to expand marketing efforts on a short-term basis.  Conventional bank financing was originally established at a local bank for up to $1,000,000 in the form of a revolving line of credit. In July 2008, the terms of the existing revolving bank facility of $1,000,000 were modified to be comprised of a $500,000 capital loan being amortized by the bank over a 10-year period and which is secured by building, property and equipment and a $500,000 credit facility as an operating line of credit at 7.5%.    In August 2010, the line of credit was amended to include a reduced limit of $250,000, and was extended until September 1, 2011 at a reduced interest rate of 6.75%.  In December 2011, Barrier negotiated a term bank loan facility in the amount of $450,000 bearing interest at 6.25% and collateralized by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The facility is being amortized over 4 years with fixed monthly blended payments of principal and interest totaling $6,800 with a balloon payment due on January 1, 2016.  At June 30, 2013, the capital loan balance was $371,926.  By a promissory note agreement dated March 4, 2013, the Company has arranged for credit facilities with Farmers State Bank of Watkins which allows the Company to be advanced up to $100,000 under the terms of the promissory note agreement. Advances will bear interest at 6.25% per annum and will be repayable in installments of accrued interest beginning April 1, 2013 with the entire unpaid Principal and interest to be repaid on March 1, 2014.  The balance at June 30, 2013 was $0.00.  Advances are collateralized by a security interest on inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease.

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

While developing, manufacturing, and marketing proprietary fire resistant building materials designed to help protect people and property from the destruction of fire, the nature of the Company’s business, its ability to develop a successful sales force, and to develop a competitive edge in the marketplace, depends, in large part, on its ability to attract and maintain qualified key management personnel.  Competition for such personnel is intense and the Company may not be able to attract and retain such personnel.  The Company’s growth will depend on the efforts of its Directors (David Corcoran, Michael Huddy, and Victor Yates) and its Senior Management.  President/CEO/Director, Michael Huddy, and CFO, Melissa McElwee, work for the Company on a full-time basis.  The Corporate Secretary, Lindsey Nauen works for the Company on a part-time basis.  The Company carries no key-man insurance and there are no written agreements with them.

Risks Relating to the Company’s Common Stock

Principal stockholders, officers and directors have substantial control regarding stock ownership; this concentration could lead to conflicts of interest and difficulties in the “public” investors effecting corporate changes, and could adversely affect the Company’s stock prices.

The Company’s Senior Management, Directors and greater-than-five-percent stockholders (and their affiliates), acting together, hold approximately 28% of the shares of the Company, on a diluted basis, and have the ability to control substantially all matters submitted to the Company’s stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company’s assets) and to control the Company’s management and affairs.  Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially adversely affect the market price of the Company’s stock.

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

The Company’s manufacturing complex consists of two manufacturing lines housed in the main building.  A 2,500 square-foot office is located in the front of this building.  To the immediate east of the main drive, a storage building (90’ x 60’) allows for short-term storage of untreated sheathing.

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

Regardless of which line is used, the production process for the Pyrotite® technology contains no hazardous or controlled substances that could raise environmental concerns.   The majority of the materials used in the production of Pyrotite® are naturally occurring and are therefore accepted at local land-fills.  Use and handling instructions for the Company’s finished products are no more stringent than those required for handling other natural wood based building products.

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

Common Shares Trading Activity

Canadian Dollars

______________________________________________________________________________

______________________________________________________________________________

                                                                     - Sales -

Period                                                        Canadian Dollars

Ended                                 Volume          High       Low   Closing

Quarterly

 6/30/2013                           932,600      CDN$0.11  CDN$0.04  CDN$0.08

 3/31/2013                         1,120,900          0.05      0.02      0.04

12/31/2012                           652,300          0.04      0.02      0.03

 9/30/2012                           558,500          0.05      0.03      0.04

 6/30/2012                           835,700          0.07      0.03      0.04

 3/31/2012                           691,100          0.07      0.04      0.06

12/31/2011                           454,200          0.09      0.04      0.08

 9/30/2011                           426,800          0.10      0.03      0.07

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

Common Shares Trading Activity

US Dollars

______________________________________________________________________________

______________________________________________________________________________

                                                                     - Sales -

    Period                                                          US Dollars

     Ended                           Volume           High      Low    Closing

Quarterly

 6/30/2013                          591,000        US$0.10  US$0.02    US$0.07

 3/31/2013                          949,200           0.05     0.02       0.03

12/31/2012                        1,253,100           0.04     0.02       0.02

 9/30/2012                          924,600           0.05     0.02       0.04

 6/30/2012                          883,400           0.08     0.03       0.04

 3/31/2012                        1,191,300           0.07     0.04       0.06

12/31/2011                        2,086,500           0.08     0.03       0.08

 9/30/2011                        1,183,400           0.10     0.03       0.07

______________________________________________________________________________

______________________________________________________________________________

Holders

The Company's common shares are issued in registered form and the following information is taken from the records of Computershare (located in Vancouver, British Columbia, Canada), the registrar and transfer agent for the common shares.

On 10/19/2012, the Company’s shareholders’ list showed 44,454,926 common shares outstanding and 142 registered shareholders with: 6,764,169 shares owned by 45 registered shareholders/depositories resident in Canada, 15% of the total; 37,690,657 shares owned by 96 registered shareholders/depositories resident in the United States; and 100 shares owned by one shareholder in one other country.

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

Use of Proceeds From Sales of Securities is for working capital

Recent Sales of Unregistered Securities

The Company relied on the exemptions from registration under Regulation S for the following private placements of securities to only Canadian residents:

Fiscal 2011: 40,000 units at US$0.09 per unit = US$3,600

Fiscal 2012: None

Fiscal 2013: None

Fiscal 2014-to-date: None

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data as shown in the following table for the Company for Fiscal 2013/2012 Ended June 30th was derived from the consolidated financial statements of the Company that have been audited by BDO Canada LLP, Chartered Accountants, as indicated in their auditor’s report included elsewhere in this Annual Report.  Selected financial data as shown in the following table for the Company for Fiscal 2011/2010/2009 is derived from the Company's audited consolidated financial statements, not included herein.

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

Selected Financial Data

($ in 000’s, except per share data)

_________________________________________________________________________________

_________________________________________________________________________________

                                Year       Year       Year       Year       Year

                               Ended      Ended      Ended      Ended      Ended

                           6/30/2013  6/30/2012  6/30/2011  6/30/2010  6/30/2009

Sales Revenue                 $5,995     $4,145     $3,256     $2,606     $4,092

Net Income (Loss)               ($59)     ($140)      $896    ($2,330)     ($719)

Income (Loss) per Share        $0.00      $0.00      $0.02     ($0.07)    ($0.02)

Dividends Per Share              Nil        Nil        Nil        Nil        Nil

Wtg. Avg. Shares (000)        44,455     44,455     44,427     34,018     29,415

Period-end Shares O/S         44,455     44,455     44,455     44,415     29,415

--------------------------------------------------------------------------------

Working Capital                ($112)     ($154)     ($702)   ($1,743)      $271

Long-Term Debt                  $612       $668       $416       $556       $921

Capital Lease Obligations       $206       $232       $290       $344       $398

Capital Stock                $15,464    $15,464    $15,464    $15,458    $15,079

Shareholders’ Equity          $2,254     $2,313     $2,134     $1,213     $3,164

Total Assets                  $3,922     $3,708     $4,002     $5,002     $4,849

---------------------------------------------------------------------------------

_________________________________________________________________________________

_________________________________________________________________________________

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Equity Financing Timeline

Fiscal 2011:  40,000 units at US$0.09 per unit = US$3,600

Fiscal 2012:  None

Fiscal 2013:  None

Fiscal 2014-to-date: None

Fiscal 2013 Ended 6/30/2013

International Barrier Technology Inc. (Barrier) manufactures and sells fire-rated building materials. Barrier’s primary business is in the United States but through developing licensed manufacturer or distribution partnerships is endeavoring to enter building products markets in Australia, Europe, and South America. Barrier possesses a proprietary fire resistive material technology (Pyrotite®) and a patented manufacturing process that when applied to building materials their respective fire resistant properties are significantly enhanced.  Many of the top multifamily and wood frame commercial builders in the United States utilize Barrier’s fire-rated structural panels in areas where the building code requires the use of a fire-rated building panel.

Barrier manufactures a private label fire rated sheathing product under contract for both LP® Building Products, Inc. (LP) and MuleHide Products, Inc. (MuleHide).  LP introduced a fire rated OSB trademarked LP® Flameblock® Fire-Rated OSB Sheathing (LP FlameBlock) and MuleHide has been selling MuleHide FR Deck Panel (FR Deck Panel) to commercial modular building manufacturers since 2004.

Barrier’s financial statements are filed with both the SEC (USA) and SEDAR (Canada) and are disclosed in US dollars utilizing US generally accepted accounting principles.  Barrier’s filings with the SEC consist of quarterly financial statements filed with Form 10-Q and annual audited financial statements filed with Form 10-K.  Barrier continues to file the above financial statements with SEDAR in Canada.

During the current fiscal year period, R&D activity has generally been focused on creating new and improved fire rated wall assemblies. New and improved wall assemblies, tested and listed by Underwriters Laboratory and sanctioned by the International Code Council, are a significant factor in improved sales volume.

Sales revenue reported for the fiscal period ending June 30, 2013 was up 45% to $5,994,994 in comparison to $4,144,769 generated in the same fiscal period in 2012. Total sales volume, as measured by surface volume of product shipped, was 13,243,741 sq ft; an all time high for Barrier for the second year in a row.  This is a 37% increase from the 9,687,029 sq. ft. shipped during the previous year.

Shipments into the Residential Roof Deck, Wall Assembly, and Structural Insulated Panel Market Sectors (LP FlameBlock) during the fiscal year increased 51% over shipments in fiscal 2012.  LP Flameblock sales were split between the Mid-Atlantic region at 43%, the South at 28%, the Midwest at 15%, and the West at 12%. There were 2% of shipments of LP Flameblock into the Structural Insulated Panel market during this period.  Sales into the Commercial Modular Market (FR Deck Panel) increased 11% in comparison to the previous year.

During the past quarter, LP and Barrier elected to extend their existing Supply Agreement through December 31, 2013, with an option to extend through December 31, 2014 with mutual agreement. The agreement provides LP the exclusive opportunity to market Pyrotite® technology based structural wood products in North America as long as minimum sales volumes are met on an annual basis. Sales to the Commercial Modular Market are restricted from the LP Agreement since that market is serviced by MuleHide. LP is the largest producer of Oriented Strand Board (OSB) in the world and believes that Barrier’s Pyrotite® Technology helps them achieve their strategy of providing “value added” OSB products to the building community.

The relationship with LP has increased sales volume to historical levels and Barrier anticipates that sales will continue to grow substantially through the efforts of LP’s sales and marketing team.  Reported sales revenue for LP products, include only the charges for treatment services, not the underlying OSB substrate or outbound freight as LP supplies its own OSB substrate and contracts for its own outgoing freight.  The “pass through” of the OSB substrate and freight serves to lower reported “top line” sales revenue, but not gross profits since margins on substrate and freight have historically been restricted to handling costs only to help keep prices competitive.  For the Commercial Modular market, Barrier purchases OSB from local distributors and invoices the cost of the substrate and outgoing freight to the customer, therefore the cost of the substrate and freight is included in revenue for Commercial Modular shipments.

Gross profit for the fiscal period was $709,810 vs. $258,072 in the previous year. The gross margin, as a percentage of sales revenue, doubled from 6% in the prior year to 12% in the current fiscal year.  Further improvements in gross margin are anticipated with gains in manufacturing efficiencies provided by improved production technology and efficiencies created by steady and increased sales volumes. Overhead costs will be spread across a larger manufacturing/sales volume base.  Barrier is intently focused on improving gross margins.

Cost of sales increased to $5,285,184 from $3,886,697 in Fiscal 2012.  The increase is attributable to the increase in volume produced.  Average cost per sq.ft. of production remained consistent with the year-to-date average at $0.40 for the current and prior year.  As shipment volumes continue to increase, Barrier expects that the fixed costs included in Cost of Sales will decrease as revenues increase, thus improving gross margins.

Substrate cost and materials/labor were the major expenses in this category.  Substrate accounted for $1,558,479 for the fiscal year versus $822,271 in the same period last year. Materials and labor accounted for an additional $2,662,060 in the twelve month period in 2013 versus $2,101,367 in 2012.

Depreciation on plant and equipment is included in cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, increased slightly year-to-date from $295,466 in 2012 to $303,914.  The expense reflects depreciation of the new manufacturing line equipment and building expansion.

Administrative expenses for Fiscal 2013 decreased to $710,294 from $892,033 in the prior year.  The administrative costs per sq. ft. were $0.05 for the fiscal year which was a significant improvement from $0.09 reported in Fiscal 2012. Barrier continues to focus on the positive impact of increased sales volume reducing administrative cost per square foot shipped. As volumes continue to increase, the trend for overall reduction in the average cost of administrative expense per sq.ft. is expected to continue.

Accounting and Audit Fees decreased from $100,646 to $91,745.  A significant portion of the cost for accounting services is involved with the year-end audited review and publishing of Barrier’s annual financials.

Insurance costs have decreased from $80,672 to $65,138.  The difference is due to annually adjusted premiums based on larger sales volume discounts.

Legal fees remained stable at $36,985 for the annual period ending June 30, 2013.  For the same period in the prior year, legal fees were $36,512.  Legal fees were expended on activities related to the year-end Annual General Meeting and in support of protecting Pyrotite® patents and trademark registration as well as for help in the drafting and review of certain business correspondence.  Barrier believes protecting its technology and trademarks is an important step in positioning itself to develop strategic partners and potential technology licensees.

Barrier has two US patents, a patent in Australia, and a new patent in Canada. These patents protect the manufacturing and process technology utilized in the production of fire-rated sheathing products utilizing Pyrotite®.

Sales, marketing, and investor relations expenses decreased from $44,218 to $34,151 for the year. During the year, there were sales trips directly related to the expansion of product markets.

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

Loss Before Other items of ($484) is being reported for the fiscal period ending June 30, 2013, whereas in the same period in 2012, a net loss of ($633,961) was reported.

The significant improvement in loss before other items is a result of increased sales volumes and focus on manufacturing efficiency. It is Barrier’s fundamental belief that sustained increased sales volume, in concert with the existing supply agreements with both MuleHide and LP Products is the best pathway to long-term profitability. Increases in Barrier’s sales volume are expected to follow the improving trend in home building starts in North America.

Other items include income and costs not directly related to business operations.  Other income items reported during the fiscal year herein includes a foreign exchange gain of $8,116 and other income of $792.  To compare, for the same reporting period last year there was a foreign exchange loss of ($8,531) and interest/other income of $1,268.

In March, 2010, Barrier issued, and sold in a private placement, 15 million shares of stock at the price of $0.10 CDN per share. In addition, the purchasers of the shares were awarded the right to buy an additional share (warrant) at $0.15 CDN. Barrier granted options that were exercisable in Canadian currency, whereas the functional currency of the company is the US dollar. As a result of these transactions, Barrier was required to record these instruments as derivative liabilities which are re-measured to their fair value each reporting period. During the prior fiscal year ended June 30, 2012 the Company reported a fair value gain of $556,762 for the period.  The warrants expired, thus no derivative value is recorded for the current period, nor are additional derivative values expected to have to be reported in subsequent periods.  Future operating financial performance should be easier to ascertain year over year without the non-cash derivative liability value.

Interest on Long Term Debt has increased from $55,234 to $67,063 for the 12-month reporting period as a result of both bank refinancing and the accumulation of interest on the outstanding convertible debentures.

Net Loss.  A net loss of $58,639 is being reported for the fiscal period ending June 30, 2013, whereas in the same period in 2012, a net loss of $139,696 was reported. Changes in derivative value $556,762 positively affected net income in the prior year reporting period so comparisons period to period are significantly affected by this non-cash item.

Barrier remains focused on cutting costs and improving efficiencies wherever it can.  This includes operating the manufacturing line with maximum efficiency. Keeping a vigilant handle on costs will help keep operational costs as low as possible and enable financial improvements to occur sooner and at lower volumes than previously possible.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the nine most recently completed quarters:

	Jun 30 2013	Mar 31 2013	Dec 31 2012	Sept 30 2012	June 30 2012	Mar 31 2012	Dec 31 2011	Sept 30 2011	June 30 2011
Volume shipped (MSF)	5,162	3,625	2,506	1,951	2,531	2,619	2,327	2,210	1,861
Total Revenues (000)	$2,426	$1,695	$977	$897	$1,029	$1,023	$1,008	$1,085	$765
Operating Income (000)	$218	$50	($125)	($143)	($270)	($103)	($157)	($104)	($175)
Net income (loss) (000)	$201	$36	($135)	($161)	($291)	($65)	($34)	$250	$31
EPS (Loss) Per Share	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	($0.01)	$0.01	$0.00

Selected Annual Information

The following financial data is for the three most recent years ended June 30:

	2013	2012	2011
Total Revenue	$5,995.0	$4,144.8	$3,256.0
Net income (loss)	(58.6)	$(139.7)	$895.8
Per share	0.00	$0.00	$0.02
Per share, fully diluted	0.00	$0.00	$0.02
Total assets	3,921.9	$3,708.0	$4,002.2
Total long-term financial liabilities	818.1	$900.0	$705.9
Cash dividends declared per share	Nil	$Nil	$Nil

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

Global licensing opportunities

Barrier continues to explore licensed manufacturer or distribution partnership opportunities for Pyrotite® technology in geographies outside of the US.

Financial position & financings

Barrier ended the fiscal year with a working capital deficiency (current assets less current liabilities) of $112,217.  Operating cash flow was $314,821 in comparison to ($244,349) for the year ended June 30, 2012.

Barrier has a short term revolving line of credit ($100,000) at the local Farmers State Bank of Watkins, in Watkins, Minnesota.  As of June 30, 2013 the balance owing on the revolving line of credit was $0 leaving an additional $100,000 available for use.  In addition, two convertible debentures in the amount of $150,000 each were established in December 2011.  To date, $240,000 has been used on these debentures with an additional $60,000 available for cash flow if needed.

Investing activities resulted in net cash outflow of $155,121 in the current period in comparison to a net cash outflow of $116,363 in the prior year.  The cash outflow was the result of the acquisition of plant and equipment capital improvements.

Financing activities resulted in net cash outflow of $81,645 in the current year compared to a net cash inflow of $193,493 for last year.  The cash outflow resulted from the repayments on long-term debt and obligations under capital lease.

There is no assurance that Barrier will operate profitably or will generate positive cash flow in the future. In addition, Barrier’s operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, the level of competition or general economic conditions.

During the twelve months ended June 30, 2012, the Company issued two convertible promissory debentures to a director and a company controlled by a director.  As of June 30, 2013, the company had received $240,000 in respect to these debentures.  As needed, the Company will draw the remaining $60,000 available.  The debentures bear interest at 12% per annum and are secured by a third charge over the Company’s plant and equipment as well as charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the hold thereof to purchase an additional share for $0.10 for a period of two years from the conversion date.

Current and Future Financing Needs

At June 30, 2013, the current cash and cash equivalents totaled $179,578; there was $100,000 in available funds to draw on the revolving credit facility, and an additional $60,000 available from the convertible debentures.  Over the next twelve months, the Company anticipates that the operation of business will produce an average monthly operating cash flow of $60,000 for a total of $720,000 for the 2014 fiscal year.  In addition, over the next 12 months, the Company is required to make payments totaling $140,925 in respect of its long-term and capital lease obligations and $849,537 in respect of accounts payable outstanding as at June 30, 2013.

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

•

Costs associated with the research and development activities

•

Costs associated with maintaining property, plant and equipment and intellectual property

Related Party Transactions

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches from $10,000 - $50,000 and as at June 30, 2013 the Company had received $240,000 (2012: $200,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date. During the year ended June 30, 2013, the Company incurred interest charges of $27,158 (2012: $10,559) on these convertible debentures.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of June 30, 2013:  44,454,926 common shares at $15,463,675

Issued as of Sept 14, 2013:  44,454,926 common shares at $15,463,675

Options outstanding:

The following summarizes information about the stock options outstanding at June 30, 2013:

	Exercise
Number	Price	Expiry Date

3,252,500	$0.10	May 15, 2015

Subsequent to June 30, 2013, 1,177,500 fully vested options were granted to directors, officers, employees and consultants of the Company at $0.097 US per common share exercisable for a period of three years.

Convertible Debenture

During the twelve months ended June 30, 2012, the Company issued two convertible debentures to a director and a company controlled by a director in the amount of $150,000 each.  The debentures are being issued in tranches of between $10,000-50,000 and as of June 30, 2013, the company had received $240,000 in respect to these debentures.  The debentures bear interest at 12% per annum and are secured by a third charge over the Company’s plant and equipment as well as charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder thereof to purchase an additional share for $0.10 for a period of two years from the conversion date.

Other Matters

As at June 30, 2013 the Company did not have any off-balance sheet arrangements to report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

International Barrier Technology Inc.

We have audited the accompanying consolidated balance sheets of International Barrier Technology Inc. as of June 30, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Barrier Technology Inc. at June 30, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Canada LLP

Chartered Accountants

Vancouver, Canada

September 25, 2013

INTERNATIONAL BARRIER TECHNOLOGY, INC. CONSOLIDATED BALANCE SHEETS June 30, 2013 and June 30, 2012 (Stated in US Dollars)

ASSETS
		June 30, 2013	June 30, 2012

Current
Cash and cash equivalents		$ 179,578	$ 101,523
Accounts receivable		182,041	114,881
Inventory - Note 3		410,900	242,465
Prepaid expenses and deposits		89,128	40,115
Total Current Assets		861,647	498,984
Property, plant and equipment - Note 4		3,060,268	3,209,061
Total Assets		$ 3,921,915	$ 3,708,045

LIABILITIES
Current
Accounts payable and accrued liabilities		$ 849,537	$ 495,383
Current portion of long term debt - Note 7		59,752	96,093
Obligation under capital leases - Note 8		64,575	61,440
Total Current Liabilities		973,864	652,916
Long-term debt - Note 7		312,174	371,787
Convertible debentures - Note 5		240,000	200,000
Obligation under capital leases - Note 8		141,640	170,466

Total Liabilities		1,667,678	1,395,169

STOCKHOLDERS' EQUITY
Common Stock - Note 9
Authorized:
100,000,000 common shares without par value
Issued:
44,454,926 common shares (June 30, 2012: 44,454,926)		15,463,675	15,463,675
Additional paid-in capital		1,579,555	1,579,555
Accumulated deficit		(14,788,993)	(14,730,354)

Total Stockholders' Equity		2,254,237	2,312,876

Total Liabilities and Stockholders' Equity		$ 3,921,915	$ 3,708,045

APPROVED BY THE BOARD OF DIRECTORS

"David Corcoran"		"Victor Yates"
David Corcoran	Director	Victor Yates	Director

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. CONSOLIDATED STATEMENT OF OPERATIONS June 30, 2013 and 2012 (Stated in US Dollars)

	June 30, 2013	June 30, 2012

Sales	$ 5,994,994	$ 4,144,769

Cost of Sales	5,285,184	3,886,697

Gross Profit	709,810	258,072

Expenses
Accounting and audit fees	91,745	100,646
Filing Fees	20,012	15,833
Insurance	65,138	80,672
Bank charges and interest	285	573
Legal fees	36,985	36,512
Office and miscellaneous	58,482	53,110
Sales, marketing, and investor relations	34,151	44,218
Telephone	10,128	10,975
Transfer agent fees	4,719	7,999
Wages and management fees	388,649	541,495

Total Administrative Expenses	710,294	892,033

Operating loss	(484)	(633,961)

Foreign exchange gain (loss) and other income	8,908	(7,263)
Interest on long-term obligations - Notes 7 and 8	(67,063)	(55,234)
Change in fair value of derivative liability - Note 6	-	556,762

Total Other Income (Expense)	(58,155)	494,265

Net loss for the year	$ (58,639)	$ (139,696)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	44,454,926	44,454,926

Diluted weighted average number of shares outstanding	44,454,926	44,454,926

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS June 30, 2013 and 2012 (Stated in US Dollars)

	June 30, 2013	June 30, 2012

Operating Activities
Net loss for the year	$ (58,639)	$ (139,696)
Items not involving cash:
Depreciation - plant and equipment	303,914	295,466
Amortization - patent, trademark and technology rights	-	19,273
Stock-based compensation - investor relations	-	5,429
Stock-based compensation - wages	-	129,015
Change in fair value of derivative liability	-	(556,762)
Changes in non-cash working capital balances related to operations:
Accounts receivable	(67,160)	(65,056)
Inventory	(168,435)	(12,239)
Prepaid expenses and deposits	(49,013)	6,244
Accounts payable and accrued liabilities	354,154	93,821
Customer deposits	-	(19,844)

Net cash provided by (used in) operating activities	314,821	(244,349)

Cash Flows provided by Financing Activities
Issuance of Convertible debentures	40,000	200,000
Advances on bank loan facility	-	490,000
Repayment of bank loan facility	-	(181,723)
Repayment line of credit	(40,000)	-
Repayment on long term debt	(55,954)	(256,872)
Decrease in obligations under capital lease	(25,691)	(57,912)
Net cash provided by (used in) financing activities	(81,645)	193,493

Cash Flows used in Investing Activities
Acquisition of equipment and building improvements	(155,121)	(116,363)
Net cash used in investing activities	(155,121)	(116,363)

Increase (decrease) in cash and cash equivalents during the period	78,055	(167,219)

Cash and cash equivalents, beginning of the period	101,523	268,742

Cash and cash equivalents, end of the period	$ 179,578	$ 101,523

Supplemental Cash Flow Information
Cash paid for interest	$ 59,582	$ 50,176

Cash paid for income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
June 30, 2013 and 2012
(Stated in US Dollars)

	Common Stock
			Additional
	Issued	Amount	Paid-in	Accumulated
	Shares		Capital	Deficit	Total

Balance, June 30, 2011	44,454,926	15,463,675	1,030,593	(14,360,735)	2,133,533
Cumulative effect of accounting change	-	-	395,362	(229,923)	165,439
Stock-based compensation	-	-	153,600	-	153,600
Net loss for the year	-	-	-	(139,696)	(139,696)

Balance, June 30, 2012	44,454,926	15,463,675	1,579,555	(14,730,354)	2,312,876
					-
Net loss for the period	-	-	-	(58,639)	(58,639)

Balance, June 30, 2013	44,454,926	15,463,675	1,579,555	(14,788,993)	2,254,237

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

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

The Company was incorporated under the British Columbia Company Act and is publicly traded on the TSX Venture Exchange in Canada (“TSX-V”) and the OTC Bulletin Board in the United States of America. During the years ended June 30, 2013 and June 30, 2012, the Company had assets in each of Canada and the United States of America and generated sales primarily in the United States of America.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

a)

Principles of Consolidation

These consolidated financial statements include the accounts of International Barrier Technology Inc. and its wholly-owned subsidiaries, Pyrotite Coatings of Canada Inc., a Canadian company and Barrier Technology Corporation (“Barrier”), a US company.  All inter-company transactions and balances have been eliminated.

b)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term term deposits, redeemable within 90 days of inception, held at Canadian banks.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

c)

Inventory

Inventory is valued by management at the lower of cost on a FIFO (first-in, first-out) basis and net realizable value.  In addition, items such as abnormal amounts of idle facility expense, freight, handling and wasted material are recognized as current period charges rather than inventory value.

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

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

h)

Research and Development Costs

Research and development costs are expensed in the year in which they are incurred.

i)

Basic and Diluted Gain (Loss) per Share

Basic net gain per common share is calculated by dividing net gain by the weighted-average number of common shares outstanding for the period.  Diluted net gain per common share includes both the weighted-average number of common shares outstanding for the period plus the potentially dilutive securities from stock options and warrants outstanding.  The number of shares potentially issuable at June 30, 2013 and 2012 upon exercise or conversion of share purchase warrants and share purchase options and the conversion of convertible debentures totalled 8,052,500 and 8,230,000 respectively. These instruments were excluded from the calculation of diluted earnings per share because their effect is anti-dilutive.

j )

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

The Company’s long-term debt is based on Level 2 inputs in the ASC 820 fair value hierarchy.  Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the long-term debt is $371,926 (2012:$467,850).

The Company’s convertible debentures are based on Level 2 inputs in the ASC 820 fair value hierarchy.  The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates.  At June 30, 2013, the convertible debentures had a fair value of $431,022 (2012: $309,185).

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).  There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended June 30, 2013 and 2012.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

k )

Accounts Receivable and Concentrations of Credit Risk

The Company grants credit to its customers in the normal course of business. Trade receivables are typically non-interest bearing and are initially recorded at cost. Sales to the Company’s recurring customers are generally made on open account terms. Past due status of customer accounts is determined based on how recently payments have been received in relation to payment terms granted. Credit is generally extended based upon an evaluation of each customer’s financial condition, with terms consistent in the industry and no collateral required. Losses from credit sales are provided for in the financial statements and consistently have been within the allowance provided. The allowance is an estimate of the uncollectibility of accounts receivable based on an evaluation of specific customer risks along with additional reserves based on historical and probable bad debt experience. Amounts are written off against the allowance in the period the Company determines that the receivable is uncollectible. The Company has not recorded an allowance for doubtful accounts against its accounts receivable in each of the years ended June 30, 2013 or June 30, 2012.

l )

Currency Risk

The Company holds cash of $686 (2012: $57,190) in Canadian dollars exposing it to a foreign currency exchange risk.  During the year ended June 30, 2013, the Company realized a foreign exchange gain of $8,117 (2012: foreign exchange loss of $8,531) as a result of the Company holding cash in Canadian dollars.

m )

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

The Company also periodically recognizes revenue on a “bill-and-hold” basis in accordance with the authoritative guidance.  Under the Company’s “bill-and-hold” arrangements, at the request of the customer, finished inventory is segregated for future delivery at the customer’s discretion.  Title and risk of loss of the inventory has passed to the customer upon segregation, at which time the Company receives payment from the customer and recognizes revenue thereon.

Revenue for LP® FlameBlock Fire-Rated OSB Sheathing includes only the charges for treatment services, not the underlying OSB substrate or outbound freight as the customer supplies its own OSB substrate and contracts for its own outgoing freight.

n )

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

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

o )

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

The Company uses the Black-Scholes option pricing model to calculate the fair value of share purchase options and the binomial option pricing model to determine the fair value of all stock based awards classified as liabilities.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

p )

Recently Issued Accounting Pronouncements

New accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that we adopt according to the various timetables the FASB specifies. The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 3

Inventory

	June 30, 2013	June 30, 2012

Raw materials	$ 320,338	$ 189,028
Finished goods	90,562	53,437

	$ 410,900	$ 242,465

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

(Stated in US Dollars)

Note 4

Property, Plant and Equipment

	June 30, 2013
		Accumulated
	Cost	Depreciation	Net
Manufacturing Equipment	$3,684,056	$ 1,652,222	$2,031,834
Equipment and Furniture	33,194	33,194	-
Computer Equipment	30,032	30,032	-
Subtotal Equipment	3,747,282	1,715,448	2,031,834

	June 30, 2013
		Accumulated
Assets under Capital Lease	Cost	Depreciation	Net
Equipment	109,186	50,526	58,660
Land	54,498	-	54,498
Building	1,943,875	1,071,070	872,805
Railroad Spur	94,108	51,637	42,471
Subtotal Assets under Capital
Lease	2,201,667	1,173,233	1,028,434
Total Property, Plant and Equipment	$5,948,949	$ 2,888,681	$3,060,268

	June 30, 2012
		Accumulated
	Cost	Depreciation	Net
Manufacturing Equipment	$3,634,499	$ 1,444,381	$2,190,118
Equipment and Furniture	33,194	33,194	-
Computer Equipment	30,032	30,032	-
Subtotal Equipment	3,697,725	1,507,607	2,190,118

	June 30, 2012
		Accumulated
Assets under Capital Lease	Cost	Depreciation	Net
Equipment	69,696	44,529	25,167
Land	54,498	-	54,498
Building	1,877,801	983,783	894,018
Railroad Spur	94,108	48,848	45,260
Subtotal Assets under Capital
Lease	2,096,103	1,077,160	1,018,943
Total Property, Plant and Equipment	$5,793,828	$ 2,584,767	$3,209,061

During the year ended June 30, 2013, the Company recorded depreciation expense of $303,914 (2012: $295,466) on its property, plant and equipment. This amount is included in cost of sales in the Statement of Operations

Depreciation of assets under capital leases included in amortization expense for the year ended June 30, 2013 was $96,073 (2012:  $102,068).

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

(Stated in US Dollars)

Note 5

Convertible Debentures

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches from $10,000 - $50,000 and as at June 30, 2013 the Company had received $240,000 (2012: $200,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date. During the year ended June 30, 2013, the Company incurred interest charges of $ 27,158 (2012: $10,559) on these convertible debentures.

Note 6

Warrant Liability

During the year ended June 30, 2010, the Company sold 15,000,000 units at $0.10CDN per unit for total proceeds of $1,482,974 ($1,500,000CDN).  Each unit consisted of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $CDN 0.15 for a period of two years.  Upon the adoption of the guidance in ASC 815-40-15 which became effective for the fiscal year that commenced July 1, 2009, the Company recorded the warrants issued as derivative liabilities due to their exercise price being denominated in a currency other than the Company’s US dollar functional currency.

The warrant liability was re-valued at the end of each reporting period with the change in fair value of the derivative liability recorded as a gain or loss in the Company’s Consolidated Statements of Operations.  The warrant liability was accounted for at its fair value as follows:

	June 30, 2013	June 30, 2012

Beginning Fair Value	$ -	$ 566,762
Change in Fair Value	-	(566,762)

Ending Fair Value	$ -	$ -

The warrants expired during the year ended June 30, 2012.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

(Stated in US Dollars)

Note 7

Long-term Debt

	June 30, 2013	June 30, 2012
Revolving promissory note in the amount of $100,000 bearing interest at 6.25% per annum and is unsecured. The promissory note is repayable on demand, but if no demand for repayment is made, on March 1, 2014. As at June 30, 2013, the Company does not have any borrowings outstanding on this note.	$ -	$ 40,000

Term bank loan facility in the amount of $450,000 bearing interest at 6.25% and collateralized by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The facility is being amortized over 4 years with fixed monthly blended payments of principal and interest totaling $6,800 with a balloon payment due on January 1, 2016	371,926	427,880

Subtotal including Current Portion	371,926	467,880
Less: current portion	(59,752)	(96,093)
Total Long-Term Debt	$ 312,174	$ 371,787

Future principal payments required on long-term debt are as follows:

	2014	$ 59,752
	2015	63,650
	2016	248,524
Total Future Long-Term Debt Principal Payments		$ 371,926

Note 8

Obligation under Capital Leases

Future minimum annual lease payments on the obligation under capital leases are as follows:

2014	$ 81,173
2015	81,173
2016	44,363
2017	7,552
2018	7,552
2019	2,517

Subtotal Including Interest	224,330
Less: amount representing interest	(18,115)
Subtotal Including Current Portion	206,215
Less: current portion	(64,575)
Long-term portion	$ 141,640

The capital leases bear interest at various rates from 4.75% to 6% per annum.

Interest on capital leases included in interest on long-term debt for the year ended June 30, 2013 was $12,181 (2012:  $15,710).

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

(Stated in US Dollars)

Note 9

Common Stock

a)

Escrow:

At June 30, 2013, there are 48,922 (2012 – 48,922) common shares held in escrow by the Company’s transfer agent, the release which is subject to the approval of the regulatory authorities. As at June 30, 2013, all of these shares held in escrow are issuable but the Company has yet to request their release.  These shares have been included in the computation of net loss per share.

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

A summary of the status of the Company’s share purchase option plan as of June 30, 2013 and 2012 and changes during the years ending on those dates is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, June 30, 2011	3,930,000	$0.12	CDN

Granted	3,840,000	$0.10
Expired	(3,540,000)	$0.12	CDN
Forfeited	-	-
Outstanding, June 30, 2012	4,230,000	$0.10

Granted	-	-
Expired	(390,000)	$0.14	CDN
Forfeited	(587,500)	$0.10
Outstanding, June 30, 2013	3,252,500	$0.10

Exercisable, June 30, 2013	3,252,500	$0.10
Exercisable , June 30, 2012	4,230,000	$0.10

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

(Stated in US Dollars)

Note 9

Common Stock – (cont’d)

b)

Commitments: - (cont’d)

Stock-based Compensation Plan – (cont’d)

The following summarizes information about share purchase options outstanding as at June 30, 2013:

Number	Exercise		Remaining
	Price	Expiry Date	Contractual Life
3,252,500	$0.10	May 15, 2015	1.87 years

The weighted-average grant date fair value of options granted during the year ended June 30, 2012 was $0.10.

Subsequent to June 30, 2013, the Company granted 1,177,500 share purchase options to directors, officers, employees and consultants of the Company exercisable at $0.097 US per common share for a period of three years.

Employee Share Purchase Options

During the year ended June 30, 2012, the Company granted a total of 3,840,000 share purchase options to various directors, employees and consultants exercisable at $0.10 per share until May 15, 2015. These options were fully vested at the date of issuance.  The fair value of these options was determined to be $115,200, which was recognized in the consolidated statement of operations and comprehensive loss for the year ended June 30, 2012.

The fair value of the stock options granted was determined using the Black Scholes option pricing model using the following assumptions: expected dividend yield: 0.00%, expected volatility: 116.48%, risk-free interest rate: 0.38%, expected term: 3.00 years.

Note 10

Research and Development Costs

Research and development expense, included in cost of sales, consists of the following for the years ended June 30, 2013 and 2012.

	June 30, 2013	June 30, 2012

Testing Services	$ 30,137	$ 31,625

Note 11

Income Taxes

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	June 30, 2013	June 30, 2012
Net operating losses	$ 1,776,000	$ 1,944,000
Property, plant and equipment	(12,000)	(69,000)
Expenses not currently deductible	1,000	17,000
Research and development	-	37,000
Valuation allowance	(1,765,000)	(1,929,000)
Net deferred tax assets	$ -	$ -

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

(Stated in US Dollars)

Note 11

Income Taxes – (cont’d)

The provision for income taxes differs from the amount established using the statutory income tax rate as follows:

	June 30, 2013	June 30, 2012
Income tax expense (benefit) at statutory rate	$ (15,000)	$ (35,600)
Foreign income taxed at foreign statutory rate	12,000	(23,100)
Expiry of loss carryforward	66,000	-
Adjustment to loss carryforward	87,000	-
Change in fair value of derivative liability	-	(141,600)
Stock-based compensation	-	34,300
Effect of foreign exchange and other	44,000	94,600
Effect of reduction in tax rates	(30,000)	1,400
Change in valuation allowance	(164,000)	70,000
Net deferred tax assets	$ -	$ -

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the future tax asset has been established at both June 30, 2013 and June 30, 2012.

As at June 30, 2013, the Company had estimated net operating loss carry-forwards available to reduce taxable income in future years, which were incurred in the United States and Canada and which expire as follows:

Year ended June 30:	United States	Canada	Total
2014	$ -	$ 77,000	$ 77,000
2015		160,000	160,000
2019	194,000	-	194,000
2020	146,000	-	146,000
2021	208,000	-	208,000
2022	134,000	-	134,000
2023	32,000	-	32,000
2024	134,000	-	134,000
2026	-	172,000	172,000
2027	331,000	207,000	538,000
2028	848,000	175,000	1,023,000
2029	493,000	177,000	670,000
2030	774,000	146,000	920,000
2031	354,000	105,000	459,000
2032	289,000	264,000	553,000
2033	-	199,000	199,000
Total Net Operating Loss Carry-Forwards	$ 3,937,000	$ 1,682,000	$ 5,619,000

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

(Stated in US Dollars)

Note 11

Income Taxes – (cont’d)

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

The Company files income tax returns in the U.S. and Canadian federal jurisdictions and various state jurisdictions.  The Company’s tax returns are subject to tax examinations by U.S. and Canadian federal and state tax authorities until respective statutes of limitation.  The Company currently has no tax years under examination. The Company is subject to tax examinations by tax authorities for all taxation years commencing after 2003.

At June 30, 2013, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

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

Barrier sells LP® FlameBlock Fire-Rated OSB Sheathing to LP® Building Products (“LP”) and sales to LP accounted for 70% of Fiscal 2013 revenues.  Barrier sells MuleHide FR Deck Panel to MuleHide Products (“MuleHide”), Inc. and sales to MuleHide accounted for 30% of Fiscal 2013 revenues.  In 2012, sales to LP accounted for 61% of sales revenues and MuleHide accounted for 38%.  The amounts receivable from each of these customers at June 30, 2013 is $179,720 and $0 respectively (2012:  $89,936 and $17,662 respectively).

The loss of either of these customers or the curtailment of purchases by such customers could have material adverse effects on the Company’s financial condition and results of operations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of June 30, 2013, and has concluded the disclosure controls and procedures were ineffective as discussed in greater detail below.  As of the date of this filing, the Company is still in the process of remediating such material weaknesses in its internal controls and procedures.

(b)  Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of its internal control over financial reporting as of June 30, 2013.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, management with the participation of our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2013, due to the existence of a significant deficiency constituting a material weakness, as described in greater detail below.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In light of this material weakness, the Company performed additional post-closing procedures and analyses in order to prepare the consolidated financial statements included in this report. As a result of these procedures, the Company believes its consolidated financial statements included in this report present fairly, in all material respects, the financial position, results of operations and cash flows for the year ended June 30, 2013.

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

Material Weaknesses Identified

In connection with the preparation of the consolidated financial statements for the year ended June 30, 2013, management identified the following material weakness in internal control:

Our company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2014 assessment of the effectiveness of our internal control over financial reporting.

Such remediation would entail enhancing the training and oversight of the accounting personnel responsible for non-routine transactions involving complex accounting matters and engaging the services of an independent consultant with sufficient expertise in income tax and complex US GAAP matters to assist us in the preparation of our financial statements.

(c)  Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of our fiscal year ended June 30, 2013 that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

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

August 31, 2013

_______________________________________________________________________________

_______________________________________________________________________________

                                                                   Date of First

                                                                   Election or

Name                          Position                     Age     Appointment

David J. Corcoran (1)(4)      Director                      66        July 1986

Michael D. Huddy (1)(2)       President/CEO/Director        61    February 1993

Melissa McElwee (5)           Chief Financial Officer       40    November 2012

Lindsey Nauen (3)             Corporate Secretary           61    December 2003

Victor A. Yates (1)(4)        Director                      68    November 1987

-------------------------------------------------------------------------------

(1)  Member of Audit Committee

(2)  Business Address: c/o Barrier Technology Inc.

                           510 4th Street North, Watkins, Minnesota, USA  55389

     He spends full time on the affairs of the Company.

(3)  Business Address: c/o Barrier Technology Corp.

                           510 4th Street North, Watkins, Minnesota, USA  55389

     She spends less than 10% of her time on the affairs of the Company.

(4) Member of the Compensation Committee

(5)  Business Address: c/o Barrier Technology Inc.

                           510 4th Street North, Watkins, Minnesota, USA  55389

     She spends full time on the affairs of the Company.

_______________________________________________________________________________

_______________________________________________________________________________

David J. Corcoran, Director, is a Chartered Accountant and a member of the Institute of Chartered Accountants in British Columbia, Canada, with over twenty-five years of experience in industry and commerce.  Prior to 1976, Mr. Corcoran spent over five years gaining experience in marketing, sales and product distribution while he worked in sales with several major companies including Scott Paper and Bristol Myers.  His career in accounting began in 1976 when he joined Touche Ross and Company.  In 1979, he founded Corcoran and Company, Chartered Accountants.  From 1979 to 1990, his firm secured a wide variety of business clients whom he advised regarding their management and business planning.  In 1991, he joined the management of the Company on a full-time basis.  Mr. Corcoran brings to the organization specific business experience in both sales and public finance.  He has been an officer and director of the Company since it inception in 1986 up until he stepped down from Chief Financial Officer effective 11-30-2012.

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

Melissa McElwee, Chief Financial Officer, Ms. McElwee joined Barrier in 2003 as the Financial Services Manager for the USA operations where she was responsible for accounting, internal sales, and human resources.  She is the General Operations Manager for Barrier.  Ms. McElwee is responsible for customer relations, financial management, and production management for the company.  She has a strong background in communication, financial analysis, and management.  Prior to Barrier, Ms. McElwee held various managerial roles at Principal Financial Group in Iowa.  She lead a team of project analysts responsible for developing and maintaining computer programs designed to efficiently process required IRS compliance testing for over 10,000 qualified retirement plans.  In addition, Ms. McElwee facilitated external client presentations and internal training programs.  Ms. McElwee holds a B.S. in Finance from Iowa State University in Ames, IA.

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

Compliance with Section 16(a) of the Exchange Act

The Board of Directors, all Officers, and major shareholders of 10% or more of International Barrier Technology Inc. are in compliance with all reporting requirements of the exchange act with the exception that David Corcoran, reported a stock purchase from 2009 on the Annual Form 5.  The shares were reported on SEDAR at the time, but the Form 4 filing was inadvertently missed.

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

Corporate Governance

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, our Board of Directors has adopted standards for determining whether a director is independent from management.  The Board reviews, consistent with the Company’s corporate governance guidelines, whether a director has any material relationship with the Company that would impair the director’s independent judgment.  In summary, an independent director means a person other than an executive officer or employee or any other individual having a relationship which, in the opinion of our directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepts compensation from us exceeding $200,000 during any period of twelve consecutive months within the three past fiscal years.  Owning shares of our common stock does not preclude a director from being independent.  In applying this definition, our board determined that David Corcoran and Victor Yates are independent.

Our board adopted and applied the same definition of independent director to the members of our audit committee.  In applying this definition, our board determined that David Corcoran and Victor Yates qualify as an independent director for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Board Meetings and Committees; Annual Meeting Attendance

During Fiscal 2013, the Board of Directors held seven regularly scheduled meetings, and five special and telephone meetings.  For various reasons, Board members may not be able to attend a Board meeting; all Board members are provided information related to each of the agenda items before each meeting, and, therefore, can provide counsel outside the confines of regularly scheduled meetings.  No director attended fewer than 75% of the aggregate of: (1) the total number of meetings of the Board of Directors, while he was a Director; and (2) the total number of meetings of committees of the Board of Directors on which the director served.  Directors are encouraged to attend annual meetings of our stockholder; three directors physically attended the November 2012 annual shareholders meeting.

The attendance records of our Board members during Fiscal 2013 were:

Name	Board of Director Meetings	Audit Committee Meetings
David Corcoran	7 of 7	12 of 12
Michael Huddy (2)	7 of 7	7 of 12
Craig Roberts(1)	2 of 7	5 of 12
Victor Yates	7 of 7	12 of 12

(1)

Craig Roberts stepped down from the Board of Directors, Audit Committee and Compensation Committee effective 11-30-2012.

(2)

Michael Huddy was appointed to the Audit Committee effective 11-30-2012.

Nominating Committee and Compensation Advisory Board

The Company does not have a Nominating Committee.  The entire Board of Directors is responsible for screening potential director candidates and recommending qualified candidates for nomination as members of the Board of Directors. In evaluating potential director candidates, the Board of Directors considers recommendations of potential candidates from incumbent directors, management and stockholders.  Any recommendation submitted by a stockholder to the Board of Directors must include the same information concerning the potential candidate and the stockholder, and must be received in the time frame described herein for the Calendar 2013 Annual meeting.

The Company has a Compensation Advisory Board (“Advisory Board”).  The Advisory Board consists of David Corcoran, Victor Yates and Martin Lizt.  The Advisory Board is responsible for the compensation of the Company’s executive officers and to administer all incentive compensation plans and equity-based plans of the Company, including the plans under which Company securities may be acquired by directors, executive officers, employees and consultants.

Audit Committee

The Company has an Audit Committee, which recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company’s audits, the Company’s internal accounting controls, and the professional services furnished by the independent auditors to the Company.  The current members of the Audit Committee are: David Corcoran, Mike Huddy and Victor Yates (independent).  The Audit Committee met monthly in Fiscal 2013 and has met three times during Fiscal 2014-to-date.  Mike was appointed to the Audit Committee at the November 30, 2012 Annual General Meeting to replace Craig Roberts as he stepped down from the Board of Directors effective 11-30-2012.

The Company does not have an “audit committee financial expert” serving on its Audit Committee.  The Company’s Audit Committee consists of two independent directors and the Company’s Chief Executive Officer, all of whom are financially literate and very knowledgeable about the Company’s affairs.  Because the Company’s structure and operations are straightforward, the Company does not find it necessary to augment its Board with a financial expert.

The audit committee has:

a. reviewed and discussed the audited financial statements with management;

b. discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

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

Further, Directors’ attendance at Annual Meetings can provide shareholders with an opportunity to communicate with Directors about issues affecting the Company.  The Company does not have a policy regarding director attendance, but all Directors are encouraged to attend the Annual Meeting of Shareholders.  All of our directors attended our Annual Meeting in November 2012.

ITEM 11.  EXECUTIVE COMPENSATION

Director Compensation

The Company compensated Directors for their service in their capacity as Directors, $750 per physical meeting up until the decision was made at the November 30, 2012 Annual General Meeting.  It was decided to discontinue this payment until further notice.  Directors were entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During Fiscal 2013/2012/2011, Directors were paid $3,000, and $9,000, $17,250 for attending meetings, respectively. During the year ended June 30, 2013, no member of the Board of Directors were granted common share purchase options.

Executive Officer Compensation

The following table sets forth the summary of compensation earned during Fiscal 2013 and Fiscal 2012 by the Company’s Chief Executive Officer and its other named Executive Officers.  The following table excludes Directors’ Fees paid to Executive Officers who are also Directors; refer to Table No. 6.

Table No. 5
Summary Compensation Table
Executive Officers
Name and Principal Positions	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Comp.	TOTAL
Michael Huddy President/CEO	2013 2012	$120,000 $126,865	Nil Nil	Nil Nil	Nil $31,500	Nil Nil	Nil Nil	Nil Nil	$120,000$158,365
David Corcoran Director(2)	2013 2012	$12,500 $50,000	Nil Nil	Nil Nil	Nil $31,500	Nil Nil	Nil Nil	Nil Nil	$12,500 $81,500
Melissa McElwee Chief Financial Officer	2013 2012	$41,115 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	$41,115 N/A
Lindsey Nauen Corporate Secretary	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$Nil $Nil

(1)

The determination of value of option awards is based upon the grant date fair value determined using either the binomial or Black-Scholes Option pricing model, details and assumptions of which are set out in Notes 2 and 9 to the consolidated financial statements included in this Annual Report.

(2)

David Corcoran was the Chief Financial Officer until 11/29/2012.

Director Compensation

The following table sets forth the summary of compensation earned during Fiscal 2013 and Fiscal 2012 by the Company’s Directors.  For Executive Officers who are also Directors, this table includes only Directors Fees; refer to Table No. 5 for all other compensation for them.

Table No. 6
Summary Compensation Table
Directors
Director Name	Fiscal Year	Fees Earned or Paid In Cash	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Comp.	TOTAL
David Corcoran	2013 2012	$750 $2,250	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$750 $2,250
Michael Huddy	2013 2012	$750 $2,250	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$750 $2,250
Craig Roberts	2013 2012	$750 $2,250	Nil Nil	Nil $31,500	Nil Nil	Nil Nil	Nil Nil	$750 $33,750
Victor Yates	2013 2012	$750 $2,250	Nil Nil	Nil $31,500	Nil Nil	Nil Nil	Nil Nil	$750 $33,750

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

Stock Options

The Company grants stock options to Directors, Executive Officers and employees/consultants; refer to ITEM #11, “Stock Options” and Tables 5/6/7/8/9.

Stock Options Granted/Expired During The Most Recently Completed Fiscal Year

During the most recently completed fiscal year, no incentive stock options were granted to Executive Officers, Directors, employees/consultants.  The Company has no equity or non-equity incentive plans.  837,500 stock options previously granted to Executive Officers and Directors were cancelled, forfeited, or expired un-exercised; and 140,000 stock options previously granted to employees and/or consultants were cancelled, forfeited, or expired un-exercised.

Table No. 7
Grants of Plan-Based Awards During Fiscal 2013 Ended 6/30/2013
Name	Grant date	All other Stock awards: Number of shares of stock or units (#)	All other Option awards: Number of Securities Underlying Options (#)	Exercise or base price of option awards ($/Sh)	Grant date Fair value of stock and option awards
Directors	Nil	Nil	Nil	Nil	Nil
Employees	Nil	Nil	Nil	Nil	Nil
Consultants	Nil	Nil	Nil	Nil	Nil

Columns (c) through (h) have been omitted since the Company has no equity or non-equity incentive plans.

Outstanding Equity Awards at Fiscal Year-End

The following table gives certain information concerning unexercised stock options; common stock that has not vested; and equity incentive plan awards for Executive Officers, Directors, Employees/Consultants outstanding as of the end of Fiscal 2013 Ended 6/30/2013.

Table No. 8
Outstanding Equity Awards at Fiscal Year-End
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Michael Huddy	787,500	Nil	Nil	$0.10	5/15/2015
David Corcoran	787,500	Nil	Nil	$0.10	5/15/2015
Victor Yates	787,500	Nil	Nil	$0.10	5/15/2015
Melissa McElwee	300,000	Nil	Nil	$0.10	5/15/2015
Craig Roberts	200,000	Nil	Nil	$0.10	5/15/2015

Columns (g) through (j) have been omitted since the Company has not granted any stock awards.

Option Exercises and Stock Vested

During Fiscal 2013 ended 6/30/2013, there were no exercises of stock options, 3,252,000 outstanding stock options, and the Company made no stock awards.

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

Change of Control Remuneration

The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2014 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Executive Officer.

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

Pension/Retirement Benefits

No funds were set aside or accrued by the Company during Fiscal 2013 to provide pension, retirement or similar benefits for Directors or Executive Officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

We have no long-term incentive plans.

The following table summarizes certain information regarding our equity compensation plan as at June 30, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Equity compensation plans approved by security holders	3,252,000	$0.10	1,193,492

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	3,252,000	$0.10

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

August 31, 2013

______________________________________________________________________________

Title                                              Amount and Nature   Percent

   of                                                  of Beneficial        of

Class    Name/Address of Beneficial Owner                  Ownership   Class #

------------------------------------------------------------------------------

Common   Carl Marks Group (1)                              6,515,695     14.6%

------------------------------------------------------------------------------

Common   Michael Huddy (2)                                 2,690,050      5.9%

Common   David Corcoran (3)                                2,285,685      5.1%

Common   Victor Yates (4)                                  1,429,772      3.2%

Common   Melissa McElwee (6)                                 552,150      1.2%

Common   Lindsay Nauen                                        _    0      0.0%

Total Directors/Officers                                   6,957,657     15.7%

TOTAL 5% and Directors/Officers                           13,473,352     30.3%

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

(2) 1,000,000 represent currently exercisable stock options.

(3) 954,287 shares and 1,000,000 currently exercisable options (above) held indirectly through

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

(4) 429,772 shares and 1,000,000 currently exercisable options (above) held indirectly through

    Continental Appraisal Ltd., a private company controlled by Mr. Yates.

    6,115 shares are escrowed and contingently cancelable where release is controlled by

    Canadian regulatory authorities

    Excludes 1,751,551 shares owned by family members, where he disavows beneficial interest and does not have voting or disposition control.

 (5) 500,000 represent currently exercisable stock options.

# Based on 44,454,926 shares outstanding as of 8/31/2013.

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

The names of the Directors/Senior Management/employees/consultants of the Company to whom outstanding stock options have been granted and the number of common shares subject to such options is set forth in the following table, as well as the total number of options outstanding.

Table No. 10

Stock Options Outstanding

August 31, 2013

_____________________________________________________________________________

                            Number of Shares of    US$

                                         Common    Exer.       Grant  Expir’n

Name                                      Stock    Price        Date     Date

-----------------------------------------------------------------------------

David Corcoran                          787,500    $0.10     5/15/12  5/15/15

David Corcoran                          212,500    $0.097    8/02/13  8/02/16

Victor Yates                            787,500    $0.10     5/15/12  5/15/15

Victor Yates                            212,500    $0.097    8/02/13  8/02/16

Michael Huddy                           787,500    $0.10     5/15/12  5/15/15

Michael Huddy                           212,500    $0.097    8/02/13  8/02/16

Craig Roberts                           200,000    $0.10     5/15/12  5/15/15

Melissa McElwee                         300,000    $0.10     5/15/12  5/15/15

Melissa McElwee                         200,000    $0.097    8/02/13  8/02/16

Subtotal Officers/Directors           3,700,000

Consultants/Employees                   730,000

Total Officers/Directors/Employees    4,430,000

Subsequent to fiscal year-end, on 8/2/2013, the Company granted stock options to directors, officers, employees and consultants of the Company, exercisable to acquire up to 1,177,500 common shares of the Company, at an exercise price of $0.097 per common share on the date of grant, expiring on August 2, 2016.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Corcoran, Administrator/Director

Mr. Corcoran was compensated for his managerial services to the Company indirectly through Corcoran Enterprises Ltd., a private company controlled by Mr. Corcoran.  During Fiscal 2013/2012, $12,500 and $50,000 were paid/accrued to Corcoran Enterprises Ltd., respectively.  Mr. Corcoran resigned as Chief Financial Officer on 11/30/2012.

During the twelve months ended June 30, 2012, the Company issued a convertible debenture to a company controlled by Mr. Corcoran in the amount of $150,000. The Company is drawing on this debenture in tranches of between $10,000-50,000 and as of June 30, 2013, the company had received $110,000 in respect of this debenture.  The debenture bears interest at 12% per annum and is secured by a third charge over the Company’s plant and equipment as well as charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder thereof to purchase an additional share for $0.10 for a period of two years from the conversion date.

Michael Huddy, President/CEO

During the twelve months ended June 30, 2012, the Company issued a convertible debenture to a company controlled by Mr. Huddy, director, in the amount of $150,000. The Company is drawing on this debenture in tranches of between $10,000-50,000 and as of June 30, 2013, the company had received $130,000 in respect of this debenture.  The debenture bears interest at 12% per annum and is secured by a third charge over the Company’s plant and equipment as well as charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder thereof to purchase an additional share for $0.10 for a period of two years from the conversion date.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional accounting services were rendered by BDO Canada LLP for Fiscal 2013 and Fiscal 2012.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements incurred in the fiscal years ended 6/30/2013 and 6/30/2012 were $64,905 CDN and $80,884 CDN, respectively.

Audit Related Fees

The Company incurred no audit related fees during fiscal years ended 6/30/2013 and 6/30/2012.

Tax Fees

The Company incurred tax fees of $Nil and $6,200 CDN during fiscal years ended 6/30/2013 and 6/30/2012 for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred no other fees during the last two fiscal years for services rendered by the Company’s principal accountant.

PART IV

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

18.  Letter on change in accounting principles:  No Disclosure Necessary

20.  Other documents or statements to security holders: No Disclosure Necessary

21.  Subsidiaries of the Registrant:  No Disclosure Necessary.  Refer to ITEM #1.

22.  Published report regarding matters submitted to vote: No Disclosure Necessary

23.  Consent of Experts and Counsel:

     Consent of Auditor: BDO Canada LLP, dated 09/25/2013

24.  Power of Attorney: No Disclosure Necessary

31.  Rule 13a/15d-14(a) Certifications – Huddy

                                         McElwee

32.  Section 1350 Certifications – Huddy

                                   McElwee

99.  Additional Exhibits:  No Disclosure Necessary

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

International Barrier Technology Inc. --– SEC File #000-20412

Registrant

Dated: September 27, 2013 By /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: September 27, 2013 By /s/ Melissa McElwee
Melissa McElwee, CFO