Form 10-Q
period 2013-09-30
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2013-11-14
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-20412

International Barrier Technology Inc.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

510 4th Street North, Watkins, Minnesota, USA	55389
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number, 320-764-5797

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒      NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES   ☒      NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 11/14/2013: 44,454,926 Common Shares w/o par value

Part 1 – Financial Information

Item 1.  Financial Statements

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS September 30, 2013 and June 30, 2013 (Stated in US Dollars) (Unaudited)

		Sept 30,	June 30,
		2013	2013
ASSETS
Current
Cash and cash equivalents		$ 205,243	$ 179,578
Accounts receivable		170,445	182,041
Inventory - Note 3		536,112	410,900
Prepaid expenses and deposits		58,190	89,128
Total Current Assets		969,990	861,647
Property, plant and equipment		3,008,058	3,060,268
Total Assets		$ 3,978,048	$ 3,921,915

LIABILITIES
Current
Accounts payable and accrued liabilities		$ 719,028	$ 849,537
Deferred revenue		50,000	-
Current portion of long term debt - Note 4		60,711	59,752
Obligation under capital leases		65,516	64,575
Total Current Liabilities		895,255	973,864
Long-term debt - Note 4		296,672	312,174
Convertible debentures - Note 5		240,000	240,000
Obligation under capital leases		124,905	141,640

Total Liabilities		1,556,832	1,667,678

STOCKHOLDERS' EQUITY
Common Stock - Note 6
Authorized:
100,000,000 common shares without par value
Issued:
44,454,926 common shares (June 30, 2013: 44,454,926)		15,463,675	15,463,675
Additional paid-in capital		1,644,914	1,579,555
Accumulated deficit		(14,687,373)	(14,788,993)

Total Stockholders' Equity		2,421,216	2,254,237

Total Liabilities and Stockholders' Equity		$ 3,978,048	$ 3,921,915

APPROVED BY THE BOARD OF DIRECTORS

"David Corcoran"		"Victor Yates"
David Corcoran	Director	Victor Yates	Director

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS for the three months ended September 30, 2013 and 2012 (Stated in US Dollars) (Unaudited)

	Three months ended
	September 30,

	2013	2012

Sales - Note 7	$ 2,282,153	$ 896,533

Cost of Sales	1,860,542	832,799

Gross Profit	421,611	63,734

Expenses
Accounting and audit fees	47,166	52,432
Filing Fees	5,391	5,542
Insurance	18,416	18,464
Bank charges and interest	17	36
Legal fees	28,987	5,079
Office and miscellaneous	22,672	15,595
Sales, marketing, and investor relations	7,265	6,554
Telephone	2,916	2,426
Transfer agent fees	1,037	2,009
Wages and management fees - Note 6	168,052	98,871

Total Administrative Expenses	301,919	207,008

Operating Income (loss)	119,692	(143,274)

Foreign exchange gain (loss) and other income	(2,228)	2,236
Interest on long-term obligations	(15,844)	(19,727)

Total Other Income	(18,072)	(17,491)

Net income (loss) for the period	$ 101,620	$ (160,765)

Basic and diluted income (loss) per share	$ 0.00	$ (0.00)

Weighted average number of shares outstanding	44,454,926	44,454,926

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the three months ended September, 2013 and 2012 (Stated in US Dollars) (Unaudited)
	Three months ended
	Sept 30,

	2013	2012

Operating Activities
Net income (loss) for the year	$ 101,620	$ (160,765)
Items not involving cash:
Depreciation - plant and equipment	78,544	74,559
Stock-based compensation - consulting	2,220	-
Stock-based compensation - wages	63,139	-
Changes in non-cash working capital balances related to operations:
Accounts receivable	11,596	100,420
Inventory	(125,212)	(146)
Prepaid expenses and deposits	30,938	13,673
Accounts payable and accrued liabilities	(130,509)	(24,191)
Deferred revenue	50,000	-

Net cash provided by operating activities	82,336	3,550

Cash Flows provided by Financing Activities
Repayment on long term debt	(14,543)	(13,420)
Decrease in obligations under capital lease	(15,794)	(13,484)
Net cash provided by (used in) financing activities	(30,337)	(26,904)

Cash Flows used in Investing Activities
Acquisition of equipment	(26,334)	-
Net cash used in investing activities	(26,334)	-

Decrease in cash and cash equivalents during the period	25,665	(23,354)

Cash and cash equivalents, beginning of the period	179,578	101,523

Cash and cash equivalents, end of the period	$ 205,243	$ 78,169

Supplemental Cash Flow Information
Cash paid for interest	$ 15,844	$ 19,727

Cash paid for income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the period ended September 30, 2013
(Stated in US Dollars)
(Unaudited)

	Common Stock
			Additional
	Issued	Amount	Paid-in	Accumulated
	Shares		Capital	Deficit	Total

Balance, June 30, 2012	44,454,926	15,463,675	1,579,555	(14,730,354)	2,312,876
Net loss for the year	-	-	-	(58,639)	(58,639)

Balance, June 30, 2013	44,454,926	15,463,675	1,579,555	(14,788,993)	2,254,237
Stock based compensation	-	-	65,359	-	65,359
Net income for the period	-	-	-	101,620	101,620

Balance, September 30, 2013	44,454,926	15,463,675	1,644,914	(14,687,373)	2,421,216

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Stated in US Dollars)

(Unaudited)

Note 1

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

Certain of the Company’s cash equivalents, consisting of short-term term deposits, are based on Level 2 inputs in the ASC 820 fair value hierarchy.

The Company’s long-term debt is based on Level 2 inputs in the ASC 820 fair value hierarchy.  Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the long-term debt is $357,383 (June 30, 2013:  $371,926).

The Company’s convertible debentures are based on Level 2 inputs in the ASC 820 fair value hierarchy.  The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates.  At September 30, 2013, the convertible debentures had a fair value of $526,159 (June 30, 2013:  $431,022).

The Company’s capital lease obligations are based on Level 2 inputs in the ASC 820 fair value hierarchy.  The fair value of the capital lease obligations is $190,419 (June 30, 2013:  $206,215).

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Stated in US Dollars)

(Unaudited)

Note 3

Inventory

	September 30, 2013	June 30, 2013

Raw materials	$ 336,019	$ 320,338
Finished goods	200,093	90,562

	$ 536,112	$ 410,900

Note 4

Long-term Debt

	September 30, 2013	June 30, 2013

Term bank loan facility in the amount of $450,000 bearing interest at 6.25% and collateralized by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The facility is being amortized over 4 years with fixed monthly blended payments of principal and interest totaling $6,800 with a balloon payment due on January 1, 2016	357,383	371,926

Less: current portion	(60,711)	(59,752)

	$ 296,672	$ 312,174

Note 5

Convertible Debentures

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches from $10,000-$50,000 and as at September 30, 2013 the Company had received $240,000 (2012:  $200,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date. During the period ended September 30, 2013, the Company incurred interest charges of $7,200 (three months ended September 30, 2012:  $6,000) on these convertible debentures.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Stated in US Dollars)

(Unaudited)

Note 6

Common Stock

Escrow:

At September 30, 2013, there are 48,922 (2012 – 48,922) common shares held in escrow by the Company’s transfer agent, the release which is subject to the approval of the regulatory authorities. As at September 30, 2013 and June 30, 2013, all of these shares held in escrow are issuable but the Company has yet to request their release.

Commitments:

Stock-based Compensation Plan

At September 30, 2013, the Company has outstanding options that were granted to directors, officers, and consultants to purchase 4,430,000 common shares of the Company.

A summary of the status of the Company’s share purchase option plan for the three months ended September 30, 2013 is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, June 30, 2013	3,252,500	$ 0.100
Granted	1,177,500	$ 0.097

Outstanding September 30, 2013	4,430,000	$ 0.099

Exercisable September 30, 2013	4,430,000	$ 0.099

Exercisable, June 30, 2013	3,252,500	$ 0.100

The following summarizes information about the stock options outstanding at September 30, 2013:

			Remaining
Number	Exercise		Contractual
	Price	Expiry Date	Life

3,252,500	$0.10	May 15, 2015	1.62 years
1,177,500	$0.097	August 2, 2016	2.84 years
4,430,000

During the three month period ended September 30, 2013, the Company granted 1,177, 500 fully vested share purchase options having a fair value of $65,359.  The fair value of options was calculated using the Black-Scholes option pricing model using the following weighted average assumptions: stock price - $0.058; exercise price - $0.097; expected life – 3.0 yrs.; volatility – 246.16%; risk free discount rate – 0.59%; dividend rate – 0.00%.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Stated in US Dollars)

(Unaudited)

Note 6

Common Stock – (cont’d)

Stock-based Compensation Plan – (cont’d)

Stock-based compensation amounts for the three month period ended September 30 are classified in the Company’s Statement of Operations as follows:

	2013	2012

Wages and management fees	$ 63,139	$ -
Consulting	2,220	-

	$ 65,359	$ -

Note 7

Segmented Information and Sales Concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials. Substantially all of the Company’s revenues and long-term assets are located in the United States.

During the three months ended September 30, 2013, two customers accounted for 97% of total sales revenue; each representing 73% and 24%, respectively (2012:  two customers accounted for 100% of total sales revenue each representing 56% and 44% respectively).  The amounts receivable from each of these customers at September 30, 2013 were $159,256 and $0, respectively.

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

Sales revenue reported for the quarterly period ending September 30, 2013 increased 155% to $2,282,153 in comparison to $896,533 generated in the same quarterly period in 2012. Total sales volume, as measured by surface volume of product shipped, was 5,560,500 sq. ft.  This is a 185% increase from the 1,951,000 sq. ft. shipped during the previous period.

Shipments into the Residential Roof Deck, Wall Assembly, and Structural Insulated Panel Market Sectors (LP FlameBlock) during Q1 2014 increased 231% over shipments in Q1 2013.  LP Flameblock sales were split between the Mid-Atlantic region at 52%, the West at 21%, the Midwest at 18%, and the South at 7%. There were 2% of shipments of LP Flameblock into the Structural Insulated Panel market during this period.

Sales into the Commercial Modular Market (FR Deck Panel) increased 97% in comparison to the previous year quarterly period).  FR Deck Panel sales were split between the South at 74%, the West at 14%, the Midwest at 9%, and the East at 3%.

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

Cost of sales increased to $1,860,542 from $832,799 in the prior year quarterly period.  The increase is in direct relation to the increase in volume produced.  Barrier continues to capture gains in manufacturing efficiency as reflected in the quarterly average cost per sq.ft. of production which decreased by $0.10 from $0.43 to $0.33 over the comparable period in the previous year.

Substrate cost and materials/labor were the major expenses in this category.  Substrate, purchased for the MuleHide FR panel only, accounted for $436,064 for the quarter versus $220,303 in the same period last year.  Materials and labor accounted for an additional $1,027,630 in the three month period in 2013 versus $403,317 in 2012.

During the current period, R&D activity has generally been focused on creating new and improved fire rated wall assemblies. New and improved wall assemblies, tested and listed by Underwriters Laboratory and sanctioned by the International Code Council, are a significant factor in improved sales volume.

Depreciation on plant and equipment is included in cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, increased slightly from $74,559 in Q1 2013 to $78,544 in Q1 2014.  The expense reflects scheduled depreciation of new manufacturing line equipment and building improvements.

Gross profit for the quarterly period ended September 30, 2013 was $421,611 vs. $63,734 in the prior year quarter.  The gross margin, as a percentage of sales revenue, increased to 18% from 7%.  Improvements in gross margin were captured with gains in manufacturing efficiencies provided by improved production technology and efficiencies created by steady and increased sales volumes.  Overhead costs are spread across a larger manufacturing/sales volume base.  Barrier is intently focused on continued strong gross margins.

Administrative expenses for the quarter ended September 30, 2013 increased to $301,919 from $207,008 in the prior year quarterly period.  The administrative costs per sq. ft. were $0.05 for the quarter in comparison to $0.11 reported through September 30, 2012. . The positive impact of increased sales volume reducing administrative cost per square foot shipped was captured during this reporting period.  As volumes continue to increase, the trend for overall reduction in the average cost of administrative expense per sq.ft. is expected to continue.

Accounting and Audit Fees were $47,166 vs. $52,432.  A significant portion of the cost for accounting services is involved with the year-end audited review and publishing of Barrier’s annual financials.

Insurance costs have remained stable at $18,416 vs. $18,464.

Legal fees for the quarterly period increased to $28,987 from $5,079 in the prior year comparable period.  Legal fees were expended on activities in support of developing strategic partners and technology licensees.

Barrier has two US patents, a patent in Australia, and a recently acquired patent in Canada. These patents protect the manufacturing and process technology utilized in the production of fire-rated sheathing products utilizing Pyrotite®.

Sales, marketing, and investor relations expenses increased from $6,554 to $7,265 for the quarter. During the period, there were sales trips directly related to the expansion of product markets.

Barrier’s cost for sales and marketing will continue to decline relative to sales volume as our partners, LP and MuleHide Products, continue to perform more and more of those functions themselves.  Barrier remains active in a support role by providing necessary technical sales support but more and more of the day to day market and sales development activities are performed by the capable sales and marketing staff of LP and MuleHide Products resulting in improved sales but also lower costs for Barrier.

Operating income (loss) of $119,692 is being reported for the quarter ending September 30, 2013, whereas in the same period in 2012, a net loss of ($143,274) was reported.

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

Other items include income and costs not directly related to business operations.  Other income items reported during the period herein includes a foreign exchange loss of $2,326 and interest/other income of $98.  To compare, for the same reporting period last year there was a foreign exchange gain of $2,168 and interest/other income of $68.

Interest on Long Term Debt has decreased from $19,727 to $15,884 for the three-month reporting period as a result of declining debt balances.

Net Income (loss).  Net income of $101,620 is being reported for the quarter ending September 30, 2013, whereas in the same period in the prior year, a net loss of $160,765 was reported.

Barrier remains focused on cutting costs and improving efficiencies wherever it can.  This includes operating the manufacturing line with maximum efficiency.  Keeping a vigilant handle on costs will help keep operational costs as low as possible and enable financial improvements to continue and at lower volumes than previously possible.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the nine most recently completed quarters:

	Sept 30 2013	Jun 30 2013	Mar 31 2013	Dec 31 2012	Sept 30 2012	June 30 2012	Mar 31 2012	Dec 31 2011	Sept 30 2011
Volume shipped (MSF)	5,561	5,162	3,625	2,506	1,951	2,531	2,619	2,327	2,210
Total Revenues (000)	$2,282	$2,426	$1,695	$977	$897	$1,029	$1,023	$1,008	$1,085
Operating Income(loss) (000)	$120	$218	$50	($125)	($143)	($270)	($103)	($157)	($104)
Net income (loss) (000)	$102	$201	$36	($135)	($161)	($291)	($65)	($34)	$250
EPS (Loss) Per Share	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	($0.01)	$0.01

Selected Annual Information

The following financial data is for the three most recent years ended June 30:

	2013	2012	2011
Total Revenue	$5,995.0	$4,144.8	$3,256.0
Net income (loss)	(58.6)	$(139.7)	$895.8
Per share	0.00	$0.00	$0.02
Per share, fully diluted	0.00	$0.00	$0.02
Total assets	3,921.9	$3,708.0	$4,002.2
Total long-term financial liabilities	818.1	$900.0	$705.9
Cash dividends declared per share	Nil	$Nil	$Nil

New product and market development

Barrier continues to provide support to LP for new product and market development in activity directed specifically toward applications in areas where wildfires are prevalent.  Wildland/Urban Interface (WUI) zones, which are primarily located in the western US, are areas where special building codes have been developed to help save homes if a brush fire should occur. Becoming certified for use in these applications requires additional product development, including fire testing specific and unique to these fire hazard zones.  In addition to these WUI applications, which are primarily associated with limiting the ignition of the exterior of the building, Barrier and LP are cooperating on the development of new, more cost effective, designs of 1 and 2 hour exterior wall systems designed to be used when houses are built in close proximity all over the USA.

Barrier and LP have now successfully designed, tested, and UL certified a 2-hr exterior load bearing wall being currently being used in wood-frame commercial/residential buildings of Type III construction.  As more architects and specifying engineers become aware of this new design Barrier and LP are confident that considerable sales will result for these projects.

Global licensing opportunities

Barrier continues to explore manufacturing and distribution opportunities for Pyrotite® technology in geographies outside of the US.  During the reporting period, Barrier announced a licensing agreement for the manufacture and distribution of Pyrotite® products in the European Union and Russia.  Barrier will provide technical assistance in the design of the first manufacturing line, the transfer of production process technology, and material acquisition criteria.  The license agreement provides for the payment to Barrier by the Licensee of a minimum annual royalty during the term of the agreement with an advance royalty payment on execution.  The agreement contemplates the Licensee developing additional production facilities over the term of the license and making additional royalty payments to Barrier based on these plants production.  The license agreement follows standard licensing protocol, which allows for the audit of manufacturing process and financial revenue information.

The selection of Pyrotite® technology by the licensor after extensive research and testing of several other fire-resistant technologies adds additional credibility to our Pyrotite® technology and could lead to potential interest in other geographies.

Financial position & financings

Barrier ended the period with a working capital surplus (current assets less current liabilities) of $74,735.  Positive operating cash flow was $82,336 in comparison to $3,550 for the quarterly period ended September 30, 2012.

Barrier has a short term revolving line of credit ($100,000) at the local Farmers State Bank of Watkins, in Watkins, Minnesota.  As of September 30, 2013 the balance owing on the revolving line of credit was $0 leaving an additional $100,000 available for use.  In addition, two convertible debentures in the amount of $150,000 each were established in December 2011.  To date, $240,000 has been used on these debentures with an additional $60,000 available for cash flow if needed.

Investing activities resulted in net cash outflow of $26,334 in the current period in comparison to a net cash outflow of $0 in the prior year.  The cash outflow was the result of the acquisition of plant and equipment capital improvements.

Financing activities resulted in net cash outflow of $30,337 in the current period compared to a net cash outflow of $26,904 for the same period last year.  The cash outflow resulted from the repayments on long-term debt and obligations under capital lease.

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

Current and Future Financing Needs

At September 30, 2013, the current cash and cash equivalents totaled $205,243; there was $100,000 in available funds to draw on the revolving credit facility, and an additional $60,000 available from the convertible debentures.

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

•

Costs associated with the research and development activities

•

Costs associated with maintaining property, plant and equipment and intellectual property

Related Party Transactions

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches from $10,000 - $50,000 and as at June 30, 2013 the Company had received $240,000 (2012:  $200,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date.  During the period ended September 30, 2013, the Company incurred interest charges of $7,200 (2012:  $6,000) on these convertible debentures.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of June 30, 2013:     44,454,926 common shares at $15,463,675

Issued as of November 14, 2013:  44,454,926 common shares at $15,463,675

Options outstanding:

The following summarizes information about the stock options outstanding at September 30, 2013:

	Exercise
Number	Price	Expiry Date

3,252,500	$0.10	May 15, 2015
1,177,500	$0.097	August 2, 2016

4,430,000

Other Matters

As at September 30, 2013 the Company did not have any off-balance sheet arrangements to report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of September 30, 2013 and has concluded the disclosure controls and procedures were ineffective.  As of the date of this filing, the Company is still in the process of remediating such material weaknesses in its internal controls and procedures.

b.  Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors identified in the Annual Report on Form 10-K for the year ended June 30, 2013, in response to Item 1A, Risk Factors, to Part I of the Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         a.  No Disclosure Necessary

         b.  No Disclosure Necessary

         c.  No Disclosure Necessary

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary

ITEM 4.  MINE SAFETY DISCLOSURES

         No Disclosure Necessary

ITEM 5.  OTHER INFORMATION

      a. Reports on Form 8-K:

          1.  Form 8-K dated 7/25/2913 regarding press release disclosing sales results for the month, the quarter, and fiscal year ended 6/30/2013.

          2.  Form 8-K dated 8/8/2013 regarding press release disclosing the granting of stock options.

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

International Barrier Technology Inc. --– SEC File #000-20412

Registrant

Dated: November 14, 2013	By: /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: November 14, 2013	By: /s/ Melissa McElwee
Melissa McElwee, CFO