Form 10-Q
period 2013-12-31
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2014-02-14
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 2/14/2014: 44,554,926 Common Shares w/o par value

Part 1 – Financial Information

Item 1.  Financial Statements

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS December 31, 2013 and June 30, 2013 (Stated in US Dollars) (Unaudited)
	Dec 31,	June 30,
	2013	2013
		(audited)
ASSETS
Current
Cash and cash equivalents	$ 127,721	$ 179,578
Accounts receivable	188,799	182,041
Inventory - Note 3	473,673	410,900
Prepaid expenses and deposits	33,330	89,128
Total Current Assets	823,523	861,647
Property, plant and equipment	2,990,655	3,060,268
Total Assets	$ 3,814,178	$ 3,921,915

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 633,976	$ 849,537
Deferred Revenue	50,000	-
Current portion of long term debt - Note 4	61,676	59,752
Obligation under capital leases	66,468	64,575
Total Current Liabilities	812,120	973,864
Long-term debt - Note 4	280,811	312,174
Convertible debentures - Note 5	240,000	240,000
Obligation under capital leases	104,640	141,640

Total Liabilities	1,437,571	1,667,678

STOCKHOLDERS' EQUITY
Common Stock - Note 6
Authorized: 100,000,000 common shares without par value
Issued: 44,454,926 common shares (June 30, 2013: 44,454,926)	15,463,675	15,463,675
Additional paid-in capital	1,644,914	1,579,555
Accumulated deficit	(14,731,982)	(14,788,993)

Total Stockholders' Equity	2,376,607	2,254,237

Total Liabilities and Stockholders' Equity	$ 3,814,178	$ 3,921,915

APPROVED BY THE BOARD OF DIRECTORS

"David Corcoran"		"Victor Yates"
David Corcoran	Director	Victor Yates	Director

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

for the three and six months ended December 31,  2013 and 2012

(Stated in US Dollars)

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012

Sales - Note 7	$ 1,393,637	$ 977,564	$ 3,675,790	$ 1,874,097

Cost of Sales	1,228,941	909,339	3,089,483	1,742,138

Gross Profit	164,696	68,225	586,307	131,959

Expenses
Accounting and audit fees	14,566	14,572	61,732	67,004
Filing Fees	13,630	12,528	19,021	18,070
Insurance	15,375	14,303	33,791	32,767
Bank charges and interest	-	408	17	444
Legal fees	6,510	14,938	35,497	20,017
Office and miscellaneous	17,344	17,661	40,016	33,256
Sales, marketing, and investor relations	4,413	16,019	11,678	22,573
Telephone	3,050	2,659	5,966	5,085
Transfer agent fees	3,519	-	4,556	2,009
Wages and management fees	115,129	100,471	283,181	199,342

Total Administrative Expenses	193,536	193,559	495,455	400,567

Operating Income (loss)	(28,840)	(125,334)	90,852	(268,608)

Foreign exchange gain (loss) and other income	174	4,835	(2,054)	7,070
Interest on long-term obligations	(15,943)	(14,362)	(31,787)	(34,089)

Total Other Income	(15,769)	(9,527)	(33,841)	(27,019)

Net income (loss) for the period	$ (44,609)	$ (134,861)	$ 57,011	$ (295,627)

Basic and diluted income (loss) per share	$ (0.00)	$ (0.00)	$ 0.00	$ (0.01)

Weighted average number of shares outstanding:
Basic	44,454,926	44,454,926	44,454,926	44,454,926
Diluted	44,454,926	44,454,926	45,804,219	44,454,926

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the six months ended December 31, 2013 and 2012 (Stated in US Dollars) (Unaudited)
	Six months ended
	December 31,
	2013	2012

Operating Activities
Net income (loss) for the year	$ 57,011	$ (295,627)
Items not involving cash:
Depreciation - plant and equipment	157,633	153,187
Stock-based compensation - consulting	2,220	-
Stock-based compensation - wages	63,139	-
Changes in non-cash working capital balances related to operations:
Accounts receivable	(6,758)	6,959
Inventory	(62,773)	(23,239)
Prepaid expenses and deposits	55,798	8,019
Accounts payable and accrued liabilities	(215,561)	(17,053)
Deferred Revenue	50,000	86,899

Net cash provided by (used in) operating activities	100,709	(80,855)

Cash Flows provided by Financing Activities
Issuance of Convertible Debentures	-	40,000
Advances on bank loan facility	-	5,000
Repayment on long term debt	(29,439)	(27,423)
Decrease in obligations under capital lease	(35,107)	(30,264)
Net cash provided by (used in) financing activities	(64,546)	(12,687)

Cash Flows used in Investing Activities
Acquisition of equipment	(88,020)	(259)
Net cash used in investing activities	(88,020)	(259)

Decrease in cash and cash equivalents during the period	(51,857)	(93,801)

Cash and cash equivalents, beginning of the period	179,578	101,523

Cash and cash equivalents, end of the period	$ 127,721	$ 7,722

Supplemental Cash Flow Information
Cash paid for interest	$ 31,787	$ 35,064

Cash paid for income taxes	$ 1,300	$ 1,300

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY for the period ended December 31, 2013 (Stated in US Dollars) (Unaudited)
	Common Stock
			Additional
	Issued	Amount	Paid-in	Accumulated
	Shares		Capital	Deficit	Total

Balance, June 30, 2012	44,454,926	$15,463,675	$1,579,555	$(14,730,354)	$2,312,876
Net loss for the year	-	-	-	(58,639)	(58,639)

Balance, June 30, 2013	44,454,926	15,463,675	1,579,555	(14,788,993)	2,254,237
Stock Based Compensation			65,359		65,359
Net income for the period	-	-	-	57,011	57,011

Balance, December 31, 2013	44,454,926	$15,463,675	$1,644,914	$(14,731,982)	$2,376,607

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Stated in US Dollars)

(Unaudited)

Note 1

Basis of Presentation

The accompanying unaudited condensed financial statements of International Barrier Technology Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2013 included in the Annual Report on Form 10-K filed with the SEC on September 30, 2013. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at December 31, 2013, and the consolidated results of operations for the three and six months ended December 31, 2013 and the consolidated cash flows for the six months ended December 31, 2013. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Earnings per Share

Basic and diluted earnings per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Basic EPS is calculated by dividing the net income or loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted-average number of common shares, plus the dilutive effect of common stock equivalents outstanding for the period.

The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options, which assumes that any proceeds received from the exercise of in-the-money stock options would be used to purchase common shares at the average market price for the period.

EPS for convertible debt is calculated under the “if-converted” method.  Under the if converted method, EPS is calculated as the more dilutive of EPS (i) including all interest (both cash interest and non-cash discount amortization) and excluding all shares underlying the convertible debt or; (ii) excluding all interest (both cash interest and non-cash discount amortization) and including all shares underlying the convertible debt. For the three and six months ended December 31, 2013, diluted EPS was calculated by including interest expense related to the convertible debt and excluding the shares underlying the convertible debt.

Potentially dilutive securities have been excluded from the calculation of diluted net loss per common share for the three months ended December 31, 2013 and for the three and six months ended December 31, 2012 because the inclusion of such securities would be anti-dilutive. As of December 31, 2013, an aggregate of 9,230,000 potentially dilutive common shares, respectively, related to the outstanding stock options and convertible debentures were excluded from the diluted loss per share for the three months then ended.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Certain of the Company’s cash equivalents, consisting of short-term term deposits, are based on Level 2 inputs in the ASC 820 fair value hierarchy.

The Company’s long-term debt is based on Level 2 inputs in the ASC 820 fair value hierarchy.  Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the long-term debt is $342,487 (June 30, 2013:  $371,926).

The Company’s convertible debentures are based on Level 2 inputs in the ASC 820 fair value hierarchy.  The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates.  At December 31, 2013, the convertible debentures had a fair value of $691,291 (June 30, 2013:  $431,022).

The Company’s capital lease obligations are based on Level 2 inputs in the ASC 820 fair value hierarchy.  The fair value of the capital lease obligations is $171,108 (June 30, 2013:  $206,215).

Note 3

Inventory

	December 31, 2013	June 30, 2013

Raw materials	$ 291,777	$ 320,338
Finished goods	181,896	90,562

	$ 473,673	$ 410,900

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Stated in US Dollars)

(Unaudited)

Note 4

Long-term Debt

	December 31, 2013	June 30, 2013

Term bank loan facility in the amount of $450,000 bearing interest at 6.25% and collateralized by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The facility is being amortized over 4 years with fixed monthly blended payments of principal and interest totaling $6,800 with a balloon payment due on January 1, 2016	342,487	371,926

	342,487	371,926
Less: current portion	(61,676)	(59,752)
	$ 280,811	$ 312,174

The Company has a $100,000 revolving credit facility bearing interest at 6.25% per annum. As at December 31, 2013 and June 30, 2013, there were no borrowings on this facility.  The facility matures on March 1, 2014.

Note 5

Convertible Debt

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches from $10,000-$50,000 and as at December 31, 2013 the Company had received $240,000 (June 30, 2012: $240,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date.  During the period ended December 31, 2013, the Company incurred interest charges of $14,400 (six months ended December 31, 2012:  $12,765) on these convertible debentures.

Note 6

Common Stock

Escrow:

At December 31, 2013, there are 48,922 (2012 – 48,922) common shares held in escrow by the Company’s transfer agent, the release which is subject to the approval of the regulatory authorities. As at December 31, 2013, all of these shares held in escrow are issuable but the Company has yet to request their release.

Commitments:

Stock-based Compensation Plan

At December 31, 2013, the Company has outstanding options that were granted to directors, officers, and consultants to purchase 4,430,000 common shares of the Company.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Stated in US Dollars)

(Unaudited)

Note 6

Common Stock – (cont’d)

Stock-based Compensation Plan (cont’d)

A summary of the status of the Company’s share purchase option plan for the six months ended December 31, 2013 is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, June 30, 2013	3,252,500	$ 0.100
Granted	1,177,500	$ 0.097

Outstanding December 31, 2013	4,430,000	$ 0.099

Exercisable December 31, 2013	4,430,000	$ 0.099

Exercisable, June 30, 2013	3,252,500	$ 0.100

The following summarizes information about the stock options outstanding at December 31, 2013:

Number	Exercise		Remaining
	Price	Expiry Date	Contractual Life

3,252,500	$0.10	May 15, 2015	1.37 years
1,177,500	$0.097	August 2, 2016	2.59 years
4,430,000

During the six month period ended December 31, 2013, the Company granted 1,177,500 fully vested share purchase options having a fair value of $65,359.  The fair value of options was calculated using the Black-Scholes option pricing model using the following weighted average assumptions:  stock price - $0.058; exercise price - $0.097; expected life – 3.0 yrs; volatility – 246.16%; risk free discount rate – 0.59%; dividend rate – 0.00%.

Stock-based compensation amounts for the six month period ended December 31, 2013 are classified in the Company’s Statement of Operations as follows:

	2013	2012

Wages and management fees	$ 63,139	$ 0
Consulting	2,220	0

Total stock-based compensation	$ 65,359	$ 0

Subsequent to December 31, 2013, 100,000 options were exercised at $0.097.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Stated in US Dollars)

(Unaudited)

Note 7

Segmented Information and Sales Concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials. Substantially all of the Company’s revenues and long-term assets are located in the United States.

During the three and six months ended December 31, 2013, two customers accounted for 100% of total sales revenue:

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012

Customer #1	72%	74%	74%	69%
Customer #2	28%	26%	26%	31%

The amounts receivable from each of these customers at December 31, 2013 were $99,447 and $84,289, respectively (2012:  $94,983 and $11,385 respectively).

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

Sales revenue reported for the quarter ending Dec 31, 2013 was up 43% to $1,393,637 in comparison to $977,564 generated in the same quarterly period in 2012. Year-to-date sales increased 96% to $3,675,790 vs. $1,874,097.  Total sales volume, as measured by surface volume of product shipped, was 3,371,300 sq. ft.  This is a 35% increase from the 2,506,400 sq. ft. shipped during the previous period.  Sales for the six months ending December 31, 2013 (fiscal year-to-date) are up 100% to 8,931,800 sq. ft. vs. 4,457,400 sq. ft. in the same period in 2012.

Shipments into the Residential Roof Deck, Wall Assembly, and Structural Insulated Panel Market Sectors (LP FlameBlock) increased 35% year-over-year during the three month period and 116% during the six month period.  For the six-month period, LP Flameblock sales were split between the NorthEast at 28%, MidAtlantic at 24%, West at 20%, Midwest at 16% and the South at 11%.  There were 1% of shipments of LP Flameblock into the Structural Insulated Panel market during this period.

Sales into the Commercial Modular Market (FR Deck Panel) increased 33% in comparison to the previous year quarterly period and 65% year-to-date.  Six-month FR Deck Panel sales were split between the South at 73%, the West at 12%, the Midwest at 8%, and the East at 7%.

Early in 2013, Barrier and LP executed a Supply Agreement that lasted from January 1, 2013 until December 31, 2013.  The Agreement contained a provision to extend the agreement until December 31, 2014, upon mutual agreement of both parties.  Near the end of 2013, Barrier and LP Corporation had begun some productive discussions regarding Barrier’s expansion goals to develop manufacturing capacity in other areas of the US nearer to existing and potential markets.  As a part of the discussion, the topics of marketing strategy and appropriate minimum monthly volumes were to be addressed as well.

As time was running short at the end of the year, neither LP nor Barrier wanted to rush those important discussions and the decisions that will flow from them.  For that reason, we elected to extend the existing Agreement for 90 days to enable us to conclude those discussions and make whatever changes would be required to the Agreement without being rushed.  Barrier anticipates the conclusion of these discussions and a re-execution of a Supply Agreement prior to the current deadline of March 31, 2014.

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

Cost of sales in the three and six month periods increased to $1,228,941 and $3,089,483 from $909,339 and $1,742,138 in the prior year comparable periods.  The increase is in direct relation to the increase in volume produced.  Barrier continues to capture gains in manufacturing efficiency as reflected in the six month average cost per sq.ft. of production which decreased by from $0.39 to $0.35 over the comparable period in the previous year.

R&D activity has expanded from a continued focus on improving existing 1 and 2-hr certified wall assemblies to include some early exploration of developing fire-rated engineered wood products (EWP), including I-joist and Rimboard.  With the expanded use of EWP in applications for floor joists and Rimboard, as an alternative to solid sawn lumber, the importance of their performance in a fire has escalated tremendously.  Efforts to develop fire-rated EWP is in a very early stage, however, and the environment is clouded by the fact that building code requirements and the acceptance criteria for evaluating the suitability of fire-rated EWP are still being developed.  Barrier feels there is great opportunity here, however, and will continue to pursue techniques to fire treat EWP with our Pyrotite® Technology as the year progresses.

Depreciation on plant and equipment is included in cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, increased slightly from $153,187 in the first six months of 2013 to $157,633.  The expense reflects scheduled depreciation of new manufacturing line equipment and building improvements.

Gross profit for the quarter ended December 31, 2013 was $164,696 vs. $68,225 in the prior year quarter and $586,307 for the fiscal year-to-date period (vs. $131,959 in 2012). The gross margin, as a percentage of sales revenue, increased to 11% from 7% for the quarterly period and increased to 16% from 7% for the year-to-date period.  Improvements in gross margin were captured with gains in manufacturing efficiencies provided by improved production technology and efficiencies created by steady and increased sales volumes. Overhead costs are spread across a larger manufacturing/sales volume base.  Barrier is intently focused on continued strong gross margins.

Administrative expenses in the reported three month period decreased from $193,559 to $193,536 and increased during the six month period from $400,567 to $495,455.  The administrative costs per sq. ft. decreased quarterly (from $0.08 to $0.06) and year-to-date (from $0.09 to $0.06). The positive impact of increased sales volume reducing administrative cost per square foot shipped was captured during this reporting period. As volumes continue to increase, the trend for overall reduction in the average cost of administrative expense per sq.ft. is expected to continue.

Accounting and Audit Fees decreased in the quarter ending December 31, 2103 vs. the same time period last year ($14,566 vs. $14,572) and year-to-date ($61,732 vs. $67,004).  A significant portion of the cost for accounting services is involved with the year-end audited review and publishing of Barrier’s annual financials.

Insurance costs have remained stable at $15,375 vs. $14,303 for the quarter and $33,791 vs. $32,767 for the six-month period.

Legal fees for the quarterly period decreased to $6,510 and increased to $35,497 for the six months ending December 31, 2013.  For the same period in the prior year, legal fees were $14,938 and $20,017 respectively.  Legal fees were expended on activities in support of developing strategic partners and technology licensees.

Barrier has two US patents, a patent in Australia, and a recently acquired patent in Canada. These patents protect the manufacturing and process technology utilized in the production of fire-rated sheathing products utilizing Pyrotite®.

Sales, marketing, and investor relations expenses decreased from $16,019 to $4,413 during the quarter and from $22,573 to $11,678 year-to-date. During the period, there were sales trips directly related to the expansion of product markets.

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

Operating income (loss) of ($28,840) is being reported for the quarter ending December 31, 2013, whereas in the same period in 2012, a net loss of ($125,334) was reported. Income of $90,852 is reported for the year-to-date period vs. a loss of ($268,608) in the comparable year-to-date period in 2012.

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

Other items include income and costs not directly related to business operations.  Other income items reported during the quarterly period herein includes a foreign exchange gain and interest income of $174.  To compare, for the same reporting period last year there was a foreign exchange/interest income gain of $4,835.  Year-to-date, the foreign exchange/interest income loss was $2,054 vs. a gain of $7,070 in the prior year.

Interest on Long Term Debt has increased from $14,362 to $15,943 for the quarterly reporting period and decreased from $34,089 to $31,787 year-to-date as a result of bank refinancing.

Net Income (loss).  A net loss of $44,609 is being reported for the quarter ending December 31, 2013, whereas in the same period in the prior year, a net loss of $134,861 was reported. For the six months ending December 31, 2013, net income is $57,011 vs. a net loss of $295,627 in the prior year.

Barrier remains focused on cutting costs and improving efficiencies wherever it can.  This includes operating the manufacturing line with maximum efficiency. Keeping a vigilant handle on costs will help keep operational costs as low as possible and enable financial improvements to continue and at lower volumes than previously possible.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the nine most recently completed quarters:

	Dec 31 2013	Sept 30 2013	Jun 30 2013	Mar 31 2013	Dec 31 2012	Sept 30 2012	June 30 2012	Mar 31 2012	Dec 31 2011
Volume shipped (MSF)	3,371	5,561	5,162	3,625	2,506	1,951	2,531	2,619	2,327
Total Revenues (000)	$1,394	$2,282	$2,426	$1,695	$977	$897	$1,029	$1,023	$1,008
Operating Income(loss) (000)	($29)	$120	$218	$50	($125)	($143)	($270)	($103)	($157)
Net income (loss) (000)	($45)	$102	$201	$36	($135)	($161)	($291)	($65)	($34)
EPS (Loss) Per Share	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	($0.01)

Selected Annual Information

The following financial data is for the three most recent years ended June 30:

	2013	2012	2011
Total Revenue	$5,995.0	$4,144.8	$3,256.0
Net income (loss)	(58.6)	$(139.7)	$895.8
Per share	0.00	$0.00	$0.02
Per share, fully diluted	0.00	$0.00	$0.02
Total assets	3,921.9	$3,708.0	$4,002.2
Total long-term financial liabilities	818.1	$900.0	$705.9
Cash dividends declared per share	Nil	$Nil	$Nil

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

Financial position & financings

Barrier ended the period with a working capital surplus (current assets less current liabilities) of $11,403.  Positive operating cash flow for the period ended December 31, 2013 was $100,709 in comparison to negative operating  cash flow of $80,855 for the comparable period ended December 31, 2012.

Barrier has a short term revolving line of credit ($100,000) at the local Farmers State Bank of Watkins, in Watkins, Minnesota.  As of December 31, 2013 the balance owing on the revolving line of credit was $0 leaving an additional $100,000 available for use until March 1, 2014.  Barrier is in the process of renegotiating this line of credit for another year.  In addition, two convertible debentures in the amount of $150,000 each were established in December 2011.  To date, $240,000 has been used on these debentures with an additional $60,000 available for cash flow if needed.

Investing activities resulted in net cash outflow of $88,020 the current period in comparison to a net cash outflow of $259 in the prior year.  The cash outflow was the result of the acquisition of plant and equipment capital improvements.

Financing activities resulted in net cash outflow of $64,546 in the current period compared to a net cash outflow of $12,687 for the same period last year.  The cash outflow resulted from the repayments on long-term debt and obligations under capital lease.

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

Current and Future Financing Needs

At December 31, 2013, the current cash and cash equivalents totaled $127,721; there was $100,000 in available funds to draw on the revolving credit facility, and an additional $60,000 available from the convertible debentures.

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

•

Costs associated with the research and development activities

•

Costs associated with maintaining property, plant and equipment and intellectual property

Related Party Transactions

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches from $10,000 - $50,000 and as at December 31, 2013 the Company had received $240,000 (2012:  $240,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date.  During the six month period ended December 31, 2013, the Company incurred interest charges of $14,400 (2012:  $12,765) on these convertible debentures.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of June 30, 2013:  44,454,926 common shares at $15,463,675

Issued as of February 14, 2014:  44,554,926 common shares at $15,473,375

Options outstanding:

The following summarizes information about the stock options outstanding at December 31, 2013:

	Exercise
Number	Price	Expiry Date
3,252,500	$0.10	May 15, 2015
1,177,500	$0.097	August 2, 2016
4,430,000

Subsequent to December 31, 2013, 100,000 options were exercised at $0.097.

Other Matters

As at December 31, 2013 the Company did not have any off-balance sheet arrangements to report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of December 31, 2013 and has concluded the disclosure controls and procedures were ineffective.  As of the date of this filing, the Company is still in the process of remediating such material weaknesses in its internal controls and procedures.

b.  Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         a.  No Disclosure Necessary

         b.  No Disclosure Necessary

         c.  No Disclosure Necessary

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary

ITEM 4.  MINE SAFETY DISCLOSURES

         No Disclosure Necessary

ITEM 5.  OTHER INFORMATION

      a. Reports on Form 8-K:

          1.  Form 8-K dated 10/10/2013 regarding press release disclosing the grant of license for the manufacturing and distribution of Pyrotite® products in the European Union and Russia.

          2.  Form 8-K dated 12/12/2013 regarding submission of matters to a vote of security holders.

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

International Barrier Technology Inc. --– SEC File #000-20412

Registrant

Dated: February 14, 2014	By: /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: February 14, 2014	By: /s/ Melissa McElwee
Melissa McElwee, CFO