Form 10-Q
period 2014-03-31
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2014-05-15
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 5/14/2014: 44,554,926 Common Shares w/o par value

Part 1 – Financial Information

Item 1.  Financial Statements

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS March 31, 2014 and June 30, 2013 (Stated in US Dollars) (Unaudited)
		March 31,	June 30,
		2014	2013
			(audited)
ASSETS
Current
Cash and cash equivalents		$ 331,531	$ 179,578
Accounts receivable		162,216	182,041
Inventory - Note 3		523,382	410,900
Prepaid expenses and deposits		35,756	89,128
Total Current Assets		1,052,885	861,647
Property, plant and equipment		2,919,520	3,060,268
Total Assets		$ 3,972,405	$ 3,921,915

LIABILITIES
Current
Accounts payable and accrued liabilities		$ 691,553	$ 849,537
Deferred Revenue		100,000	-
Current portion of long term debt - Note 4		62,645	59,752
Obligation under capital leases		66,709	64,575
Total Current Liabilities		920,907	973,864
Long-term debt - Note 4		264,777	312,174
Convertible debentures - Note 5		240,000	240,000
Obligation under capital leases		88,140	141,640
Total Liabilities		1,513,824	1,667,678

STOCKHOLDERS' EQUITY
Common Stock - Note 6
Authorized:
100,000,000 common shares without par value
Issued:
44,554,926 common shares (June 30, 2013: 44,454,926)		15,478,926	15,463,675
Additional paid-in capital		1,639,363	1,579,555
Accumulated deficit		(14,659,708)	(14,788,993)
Total Stockholders' Equity		2,458,581	2,254,237
Total Liabilities and Stockholders' Equity		$ 3,972,405	$ 3,921,915

APPROVED BY THE BOARD OF DIRECTORS

"David Corcoran"		"Victor Yates"
David Corcoran	Director	Victor Yates	Director

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

for the three and nine months ended March 31,  2014 and 2013

(Stated in US Dollars)

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,

	2014	2013	2014	2013

Sales - Note 7	$ 1,700,170	$ 1,695,166	$ 5,375,960	$ 3,569,263

Cost of Sales	1,437,571	1,492,382	4,527,054	3,234,520

Gross Profit	262,599	202,784	848,906	334,743

Expenses
Accounting and audit fees	14,763	14,235	76,495	81,238
Filing Fees	1,396	486	20,417	18,556
Insurance	17,875	16,260	51,666	49,027
Bank charges and interest	40	(168)	57	276
Legal fees	8,830	9,715	44,327	29,732
Office and miscellaneous	16,446	11,541	56,462	44,799
Sales, marketing, and investor relations	4,315	5,319	15,993	27,892
Telephone	3,197	2,433	9,163	7,518
Transfer agent fees	2,444	1,046	7,000	3,055
Wages and management fees	107,856	91,393	391,037	290,736

Total Administrative Expenses	177,162	152,260	672,617	552,829

Operating Income (loss)	85,437	50,524	176,289	(218,086)

Foreign exchange gain (loss) and other income	1,622	1,815	(432)	8,885
Interest on long-term obligations	(14,785)	(16,522)	(46,572)	(50,611)

Total Other Expense	(13,163)	(14,707)	(47,004)	(41,726)

Net income (loss) for the period	$ 72,274	$ 35,817	$ 129,285	$ (259,812)

Basic and diluted income (loss) per share	$ 0.00	$ 0.00	$ 0.00	$ (0.01)

Weighted average number of shares outstanding:

Basic	44,554,926	44,454,926	44,486,676	44,454,926

Diluted	48,893,996	44,454,926	48,530,747	44,454,926

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended March, 2014 and 2013
(Stated in US Dollars)
(Unaudited)
	Nine months ended
	March 31,
	2014	2013

Operating Activities
Net income (loss) for the year	$ 129,285	$ (259,812)
Items not involving cash:
Depreciation - plant and equipment	236,826	230,416
Stock-based compensation - consulting	2,220	-
Stock-based compensation - wages	63,139	-
Changes in non-cash working capital balances related to operations:
Accounts receivable	19,825	(68,947)
Inventory	(112,482)	(153,313)
Prepaid expenses and deposits	53,372	6,165
Accounts payable and accrued liabilities	(157,984)	411,439
Deferred Revenue	100,000	-

Net cash provided by operating activities	334,201	165,948

Cash Flows provided by Financing Activities
Issuance of Common Shares	9,700
Issuance of Convertible Debentures	-	40,000
Repayment on long term debt	(44,504)	(81,776)
Decrease in obligations under capital lease	(51,366)	(44,153)
Net cash used in financing activities	(86,170)	(85,929)

Cash Flows used in Investing Activities
Acquisition of equipment	(96,078)	(57,290)
Net cash used in investing activities	(96,078)	(57,290)

Increase in cash and cash equivalents during the period	151,953	22,729

Cash and cash equivalents, beginning of the period	179,578	101,523

Cash and cash equivalents, end of the period	$ 331,531	$ 124,252

Supplemental Cash Flow Information
Cash paid for interest	$ 46,572	$ 50,611

Cash paid for income taxes		$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the period ended March 31, 2014
(Stated in US Dollars)
(Unaudited)

	Common Stock		Additional
	Issued	Amount	Paid-in	Accumulated
	Shares		Capital	Deficit	Total

Balance, June 30, 2012	44,454,926	15,463,675	1,579,555	(14,730,354)	2,312,876
Net loss for the year	-	-	-	(58,639)	(58,639)

Balance, June 30, 2013	44,454,926	15,463,675	1,579,555	(14,788,993)	2,254,237
Stock Based Compensation	-	-	65,359	-	65,359
Exercise of options	100,000	9,700	-	-	9,700
Fair value of stock options exercised		5,551	(5,551)	-	-
Net income for the period	-	-	-	129,285	129,285

Balance, March 31, 2014	44,554,926	15,478,926	1,639,363	(14,659,708)	2,458,581

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Stated in US Dollars)

(Unaudited)

Note 1

Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed financial statements of International Barrier Technology Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (“SEC”) Regulation S-X.  Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2013 included in the Annual Report on Form 10-K filed with the SEC on September 30, 2013.  The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2014, and the consolidated results of operations for the three and nine months ended March 31, 2014 and the consolidated cash flows for the nine months ended March 31, 2014.  All intercompany accounts and transactions have been eliminated.  It should be understood that accounting measures at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options which assumes that any proceeds received from the exercise of in-the-money stock options would be used to purchase common shares at the average market price for the period.

EPS for convertible debt is calculated under the “if-converted” method.  Under the “if converted” method, EPS is calculated as the more dilutive of EPS (i) including all interest (both cash interest and non-cash discount amortization) and excluding all shares underlying the convertible debt or; (ii) excluding all interest (both cash interest and non-cash discount amortization) and including all shares underlying the convertible debt.

Potentially dilutive securities have been excluded for the calculation of diluted net income per common share for the three and nine months ended March 31, 2014 and the three months ended March 31, 2013; along with being excluded for the calculation of the diluted net loss per common share for the nine months ended March 31, 2013 because the inclusion of such securities would be anti-dilutive.  As of March 31, 2014, an aggregate of 6,730,000 potentially dilutive common shares, respectively, related to the outstanding stock options and convertible debentures were excluded from the diluted income/loss per share for the three months then ended.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

Certain of the Company’s cash equivalents, consisting of short-term term deposits, are based on Level 2 inputs in the ASC 820 fair value hierarchy.

The Company’s long-term debt is based on Level 2 inputs in the ASC 820 fair value hierarchy.  Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the long-term debt is $327,422 (June 30, 2013:  $371,926).

The Company’s convertible debentures are based on Level 2 inputs in the ASC 820 fair value hierarchy.  The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates.  At March 31, 2014, the convertible debentures had a fair value of $638,136 (June 30, 2013:  $431,022).

The Company’s capital lease obligations are based on Level 2 inputs in the ASC 820 fair value hierarchy.  The fair value of the capital lease obligations is $154,849 (June 30, 2013:  $206,215).

As at March 31, 2014, the Company has no assets or liabilities that have fair values measured using Level 3 inputs.

Note 3

Inventory

	March 31, 2014	June 30, 2013

Raw materials	$ 354,789	$ 320,338
Finished goods	168,593	90,562

Total inventory	$ 523,382	$ 410,900

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Stated in US Dollars)

(Unaudited)

Note 4

Long-term Debt

	March 31, 2014	June 30, 2013

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

	$ 327,422	$ 371,926

Long-term debt	327,422	371,926
Less: current portion	(62,645)	(59,752)

Long-term debt, net	$ 264,777	$ 312,174

The Company had a $100,000 revolving credit facility which matured on March 1, 2014.  Subsequent to March 31, 2014, this facility was renewed with terms that included a maximum amount that can be drawn of $100,000, an interest rate of 6.25% per annum and a maturity date of May 1, 2015. The Company has not drawn any funds on this facility.

Note 5

Convertible Debt

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches from $10,000-$50,000 and as at March 31, 2014 the Company had received $240,000 (2013:  $240,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date. During the nine month period ended March 31, 2014, the Company incurred interest charges of $21,600 (2013:  $19,972) on these convertible debentures.

Note 6

Common Stock

Escrow:

At March 31, 2014, there are 48,922 (2013 – 48,922) common shares held in escrow by the Company’s transfer agent, the release which is subject to the approval of the regulatory authorities. As at March 31, 2014 and June 30, 2013, all of these shares held in escrow are issuable but the Company has yet to request their release.

Commitments:

Stock-based Compensation Plan

At March 31, 2014, the Company has outstanding options that were granted to directors, officers, and consultants to purchase 4,330,000 common shares of the Company.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Stated in US Dollars)

(Unaudited)

A summary of the status of the Company’s share purchase option plan for the nine months ended March 31, 2014 is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, June 30, 2013	3,252,500	$ 0.100
Granted	1,177,500	$ 0.097
Exercised	(100,000)	$ 0.097

Outstanding March 31, 2014	4,330,000	$ 0.099

Exercisable March 31, 2014	4,330,000	$ 0.099

Exercisable, June 30, 2013	3,252,500	$ 0.100

The following summarizes information about the stock options outstanding at March 31, 2014:

Number	Exercise		Remaining
	Price	Expiry Date	Contractual Life

3,252,500	$0.10	May 15, 2015	1.12 years
1,077,500	$0.097	August 2, 2016	2.34 years
4,330,000

During the nine month period ended March 31, 2014, the Company granted 1,177,500 fully vested share purchase options having a fair value of $65,359.  The fair value of options was calculated using the Black-Scholes option pricing model using the following weighted average assumptions:  stock price - $0.058; exercise price - $0.097; expected life – 3.0 yrs; volatility – 246.16%; risk free discount rate – 0.59%; dividend rate 0.00%.

Stock-based compensation amounts for the nine month period ended March 31, 2014 are classified in the Company’s Statement of Operations as follows:

	2014	2013

Wages and management fees	$ 63,139	$ -
Consulting	2,220	-

Total stock-based compensation	$ 65,359	$ -

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Stated in US Dollars)

(Unaudited)

Note 7

Segmented Information and Sales Concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials. Substantially all of the Company’s revenues and long-term assets are located in the United States.

During the three and nine months ended March 31, 2014, two customers accounted for 99% of total sales revenue:

	Three months ended		Nine months ended
	March 31,		March 31,

	2014	2013	2014	2013

Customer #1	70%	74%	72%	71%
Customer #2	30%	26%	27%	29%

The accounts receivable from each of these customers at March 31, 2014 were $126,742 and $32,352, respectively (2013:  $160,615 and $22,410, respectively).

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

Sales revenue for the quarter ending March 31, 2014 was relatively flat to $1,700,170 in comparison to $1,695,166 generated in the same quarterly period in 2013. Year-to-date sales increased 50.6% to $5,375,960 vs. $3,569,263 last year.

Total sales volume for the three moth period ending March 31, 2014, as measured by surface volume of product shipped, was 4,169,200 sq. ft.  This is a 15% increase from the 3,624,700 sq. ft. shipped during the same period in the previous year.  Sales for the nine months ending March 31, 2014 (fiscal year-to-date) are up 62% to 13,101,000 sq. ft. vs. 8,082,200 sq. ft. in the same period in 2013.

Shipments into the Residential Roof Deck, Wall Assembly, and Structural Insulated Panel Market Sectors (LP FlameBlock) increased 7% year-over-year during the three month period and 65% during the nine month period

Sales into the Commercial Modular Market (FR Deck Panel) increased 38% in comparison to the previous year quarterly period and 54% year-to-date.

Barrier and LP conduct business guided by a Supply Agreement that had a term ending on December 31, 2013.  The Agreement contains a provision to extend the term annually, upon mutual agreement of both parties.  As 2013 came to a close, it was clear that further discussions were warranted to determine how best to strategize future production capacity expansion plans in the US while protecting LP Corporation and Barrier’s respective business interests.

While Supply Agreement modifications are being discussed, relative to the inherent changes required for future possible expansion, Barrier and LP have agreed to execute short term (30 – 90 day) extensions of the existing Agreement, as needed, to enable purposeful discussions to continue long enough to insure both parties interests have been discussed and accommodated as best possible.

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

The “pass through” of the OSB substrate and freight serves to lower reported “top line” sales revenue, but not gross profits since margins on substrate and freight have historically been restricted to handling costs only to help keep prices competitive.  For the Commercial Modular market (MuleHide Products), Barrier purchases OSB from local distributors and invoices the cost of the substrate and outgoing freight to the customer, therefore the cost of the substrate and freight is included in revenue for Commercial Modular shipments.

Cost of sales in the three month period decreased slightly to $1,437,571 from $1,492,382 and increased from $3,234,520 to $4,527,054 for the nine month period.  The increase in the nine month period is in direct relation to the increase in volume produced.  Barrier captured significant gains in manufacturing efficiency as reflected in both the three and nine month average cost per sq.ft. of production which decreased from $0.41 and $0.40 (three and nine month periods in 2013) to $0.34 and $0.35 for the current periods ending March 31, 2014.

R&D activity continues to focus on improving existing 1 and 2-hr certified wall assemblies but has expanded into activity targeted on the exploration of developing fire-rated engineered wood products (EWP), including I-joist and Rimboard.  With the expanded use of EWP in building applications as an alternative to solid sawn lumber, the importance of evaluating their performance during a fire has escalated tremendously.  Efforts to develop fire-rated EWP is at an early stage, however, largely because building code requirements and the acceptance criteria for evaluating performance and suitability are still being developed.  Barrier feels there is great opportunity here, and will continue to pursue techniques to fire treat EWP with our Pyrotite® Technology as the year progresses.

Depreciation on plant and equipment is included in cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, increased slightly to $236,826 in the first nine months of Fiscal 2014 from $230,416.  The expense reflects scheduled depreciation of manufacturing line equipment and building improvements.

Gross profit for the quarter ended March 31, 2014 was $262,599 vs. $202,784 in the prior year quarter and $848,906 for the fiscal year-to-date period vs. $334,743 in 2013.

Gross margin, as a percentage of sales revenue, increased to 15% from 12% for the quarterly period and increased to 16% from 9% for the year-to-date period.  Substantial improvements in gross margin were captured with gains in manufacturing efficiencies provided by improved production technology and efficiencies created by steady and increased sales volumes. Overhead costs are spread across a larger manufacturing/sales volume base.  Barrier is intently focused on continued strong gross margins.

Administrative expenses in the reported three and nine month period increased from $152,260 and $552,829 to $177,162 and $672,617.  The administrative costs per sq. ft. remained consistent quarterly (at $0.04) and decreased year-to-date (from $0.07 to $0.05). The positive impact of increased sales volume reducing administrative cost per square foot shipped was captured during this reporting period. As volumes continue to increase, the trend for overall reduction in the average cost of administrative expense per sq.ft. is expected to continue.

Accounting and Audit Fees increased slightly in the quarter ending March 31, 2104 vs. the same time period last year ($14,763 vs. $14,235) and decreased year-to-date ($76,495 vs. $81,238).  A significant portion of the cost for accounting services is involved with the year-end audited review and publishing of Barrier’s annual financials.

Insurance costs have remained stable at $17,875 vs. $16,260 for the quarter and $51,666 vs. $49,027 for the nine-month period.

Legal fees for the quarterly period decreased to $8,830 and increased to $44,327 for the nine months ending March 31, 2014.  For the same periods in the prior year, legal fees were $9,715 and $29,732 respectively.  Legal fees were expended on activities in support of developing strategic partners and technology licensees as well as in monitoring and protecting Trademarks.

Barrier has two US patents, a patent in Australia, and a patent in Canada. These patents protect the manufacturing and process technology utilized in the production of fire-rated sheathing products utilizing Pyrotite®.

Sales, marketing, and investor relations expenses decreased from $5,319 to $4,315 during the quarter and from $27,892 to $15,993 year-to-date. During the period, there were sales trips directly related to the expansion of product markets.

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

Operating income of $85,437 is being reported for the quarter ending March 31, 2014, whereas in the same period in 2013, a net income of $50,524 was reported. An operating income of $176,289 is reported for the year-to-date period vs. a loss of $218,086 in the comparable year-to-date period in 2013.

Other items include income and costs not directly related to business operations.  Other income items reported during the quarterly period herein includes a foreign exchange gain and interest income of $1,622.  To compare, for the same reporting period last year there was a foreign exchange/interest income gain of $1,815.  Year-to-date, the foreign exchange/interest income loss was $432 vs. a gain of $8,885 in the prior year.

Interest on Long Term Debt was $14,785 vs. $16,522 for the quarterly reporting period and decreased from $50,611 to $46,572 year-to-date.

Net Income  A net income of $72,274 is being reported for the quarter ending March 31, 2014, whereas in the same period in the prior year, net income of $35,817 was reported. For the nine months ending March 31, 2014, net income is $129,285 vs. a net loss of $259,812 in the prior year.

Barrier remains focused on cutting costs and improving efficiencies wherever it can.  This includes operating the manufacturing line with maximum efficiency. Keeping a vigilant handle on costs will help keep operational costs as low as possible and enable financial improvements to continue and at lower volumes than previously possible.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the nine most recently completed quarters:

	Mar 31 2014	Dec 31 2013	Sept 30 2013	Jun 30 2013	Mar 31 2013	Dec 31 2012	Sept 30 2012	June 30 2012	Mar 31 2012
Volume shipped (MSF)	4,169	3,371	5,561	5,162	3,625	2,506	1,951	2,531	2,619
Total Revenues (000)	$1,700	$1,394	$2,282	$2,426	$1,695	$977	$897	$1,029	$1,023
Operating Income(loss) (000)	$85	($29)	$120	$218	$50	($125)	($143)	($270)	($103)
Net income (loss) (000)	$72	($45)	$102	$201	$36	($135)	($161)	($291)	($65)
EPS (Loss) Per Share	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

Selected Annual Information

The following financial data is for the three most recent years ended June 30:	2013	2012	2011
Total Revenue	$5,995.0	$4,144.8	$3,256.0
Net income (loss)	(58.6)	$(139.7)	$895.8
Per share	0.00	$0.00	$0.02
Per share, fully diluted	0.00	$0.00	$0.02
Total assets	3,921.9	$3,708.0	$4,002.2
Total long-term financial liabilities	818.1	$900.0	$705.9
Cash dividends declared per share	Nil	$Nil	$Nil

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

Financial position & financings

Barrier ended the period with a working capital surplus (current assets less current liabilities) of $131,978.  Positive operating cash flow for the period ended March 31, 2014 was $334,201 in comparison to $165,948 for the comparable period ended March 31, 2013.

Barrier has a short term revolving line of credit ($100,000) at the local Farmers State Bank of Watkins, in Watkins, Minnesota.  As of March 1, 2014 the balance owing on the revolving line of credit was $0 and the note matured.  On May 7, 2014 the revolving line of credit was reissued leaving an additional $100,000 available for to be drawn until May 1, 2015.  In addition, two convertible debentures in the amount of $150,000 each were established in December 2011.  To date, $240,000 has been used on these debentures with an additional $60,000 available for cash flow if needed.

Investing activities resulted in net cash outflow of $96,078 the current period in comparison to a net cash outflow of $57,290 in the prior year.  The cash outflow was the result of the acquisition of plant and equipment capital improvements.

Financing activities resulted in net cash outflow of $86,170 in the current period compared to a net cash outflow of $85,929 for the same period last year.  The cash outflow resulted from the repayments on long-term debt and obligations under capital lease.

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

Current and Future Financing Needs

At March 31, 2014, the current cash and cash equivalents totaled $331,531 and an additional $60,000 available from the convertible debentures.  At May 7, 2014 there was $100,000 in available fund to draw on the revolving credit facility.  Management believes that the current resources available together with the cash it expects to generate from operations will be sufficient to meet its future cash requirements.

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

•

Costs associated with the research and development activities

•

Costs associated with maintaining property, plant and equipment and intellectual property

Related Party Transactions

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches from $10,000 - $50,000 and as at March 31, 2014 the Company had received $240,000 (2013:  $240,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date.  During the nine month period ended March 31, 2014, the Company incurred interest charges of $21,600 (2013:  $19,972) on these convertible debentures.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of June 30, 2013:  44,454,926 common shares at $15,463,675

Issued as of May 14, 2014:  44,554,926 common shares at $15,478,926

Options outstanding:

The following summarizes information about the stock options outstanding at March 31, 2014:

	Exercise
Number	Price	Expiry Date

3,252,500	$0.10	May 15, 2015
1,077,500	$0.097	August 2, 2016
4,330,000

Other Matters

As at March 31, 2014 the Company did not have any off-balance sheet arrangements to report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this interim report on Form 10-Q, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of March 31, 2014 and has concluded the disclosure controls and procedures were ineffective.  As of the date of this filing, the Company is still in the process of remediating such material weaknesses in its internal controls and procedures.

b.  Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

International Barrier Technology Inc. --– SEC File #000-20412

Registrant

Dated: May 14, 2014	By: /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: May 14, 2014	By: /s/ Melissa McElwee
Melissa McElwee, CFO