Form 10-K
period 2014-06-30
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2014-09-29
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Fiscal Year Ended June 30, 2014

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

Non-accelerated filer   [ ]                                 Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes    [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (OTCBB).  December 31, 2013= $8,001,887

Common Shares outstanding at August 31, 2014                            44,554,926 shares

Index to Exhibits on Page 52

TABLE OF CONTENTS

INTRODUCTION

3

PART I

4

ITEM 1A.  RISK FACTORS

8

ITEM 1B.  UNRESOLVED STAFF COMMENTS

11

ITEM 2.   DESCRIPTION OF PROPERTY

11

ITEM 3.   LEGAL PROCEEDINGS

11

ITEM 4.   MINE SAFETY DISCLOSURES

11

PART II

12

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

12

ITEM 6.   SELECTED FINANCIAL DATA

13

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

14

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

19

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

20

ITEM 9A.  CONTROLS AND PROCEDURES

38

ITEM 9B.  OTHER INFORMATION

39

PART III

39

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

39

ITEM 11.  EXECUTIVE COMPENSATION

43

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

46

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

50

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

51

PART IV

52

ITEM 15.  EXHIBITS

52

SIGNATURE PAGE

53

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

BUSINESS OF INTERNATIONAL BARRIER TECHNOLOGY INC.

International Barrier Technology Inc. develops, manufactures, and markets proprietary fire resistant building materials designed to help protect people and property from the destruction of fire.  The Company uses a patented, non-combustible, non-toxic Pyrotite® formulation that is used to coat wood panels and has potential application to engineered wood products, paint, plastics, and expanded polystyrene.  Sales have been US$8.2.0 million and US$6.0 million during Fiscal 2014 and 2013, respectively.

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

The Company has been involved in the development and manufacturing/marketing of fire-rated building products since 1986, including current products: Pyrotite®, a fire-barrier material comprised of the patented formulation reinforced with chopped fiberglass strands and applied adhered directly to structural sheathing (OSB – oriented strand board or plywood) designed to prevent ignition and inhibit the spread of flames.  The products are currently marketed through exclusive supply agreements as LP® FlameBlock® Fire-Rated OSB Sheathing into Residential Roof Deck, Wall Assembly, Wildland Urban Interface Zones, and Structurally Insulated Panel market; and MuleHide FR Deck Panel into the Commercial Modular Market.  In early 2013, LP and Barrier extended their existing Supply Agreement through December 31, 2013, with an option to extend through December 31, 2014 with mutual agreement. LP is the largest producer of Oriented Strand Board (OSB) in the world and believes that Barrier’s Pyrotite® Technology will help them achieve their strategy of providing a number of value added OSB products to the building community.  The agreement gives LP the exclusive right to sell Pyrotite® treated panel products in North America, in all markets other than Commercial Modular (MuleHide Products, Inc.), under their brand name LP® FlameBlock® Fire-Rated OSB Sheathing.  During the 2014 fiscal year, the Company granted a license for the manufacture and distribution of Pyrotite® products in a plant in the European Union and Russia.  The agreement contemplates the Licensee developing additional production facilities over the term of the license.

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

 Telephone: (800) 638-4570; and

 Facsimile: (320) 764-5799.

The contact person is:  Melissa McElwee; CFO.

The Company's fiscal year ends June 30th.

The Company's common shares trade in Canada on the TSX Venture Exchange under the symbol “IBH.V” and in the United States on the OTCQB Bulletin Board under the symbol “IBTGF”.

The Company has 100,000,000 no par common shares authorized.  At 6/30/2014, the end of the Company's most recent fiscal year, there were 44,554,926 common shares issued and outstanding.

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

3.

License agreement – European Union/Russia.

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

Fiscal 2014:  100,000 units at US $0.097 per unit = US$9,700

Capital Expenditures

Fiscal 2011:

$  74,857, purchase of plant and equipment

Fiscal 2012:

$ 116,363, purchase of plant and equipment

Fiscal 2013:

$ 155,121, purchase of plant and equipment

Fiscal 2014:

$ 134,124, purchase of plant and equipment

1.B.  Financial Information About Segments

Refer to the audited financial statements for Fiscal 2014 ended June 30th (footnote #11 “Segmented Information and Sales Concentration”) for this information.

1.C.  Narrative Description of Business

International Barrier Technology Inc. (Barrier) manufactures and sells fire-rated building materials in the United States.  Barrier has a patented fire protective material (Pyrotite®) that is applied to building materials to greatly improve their respective fire resistant properties. Coated wood panel products are sold to builders through building product distribution companies all over the United States.  Many of the top multifamily homebuilders in the US utilize Barrier’s fire-rated structural panel manufactured with Pyrotite® in areas where the building code requires the use of a fire-rated building panel.

Barrier sells LP® FlameBlock Fire-Rated OSB Sheathing to LP® Building Products and sales to LP accounted for 72% of Fiscal 2014 revenues.  Barrier sells MuleHide FR Deck Panel to MuleHide Products, Inc. and sales to MuleHide accounted for 28% of Fiscal 2014 revenues.  Barrier sells LP® FlameBlock Fire-Rated OSB Sheathing to LP® Building Products and sales to LP accounted for 70% of Fiscal 2013 revenues.  Barrier sells MuleHide FR Deck Panel to MuleHide Products, Inc. and sales to MuleHide accounted for 30% of Fiscal 2013 revenues.

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

Barrier’s business is directly related to housing/building starts in the United States.  Any factor resulting in a slowdown of economic activity, especially those that result in an increase in interest rates will have a negative impact on Barrier’s business.  New housing starts in the U.S. continue to be on the rise.  The U.S. Census Bureau reported 1,093,000 new housing starts in July 2014 (adjusted on an annual basis). July's numbers were 15.7 percent higher than the June 2014 estimate of 945,000 and 21.7 percent higher than the July 2013 annually adjusted rate of 898,000.  There continues to be a risk that the economy is not yet stable enough to support long term improvements in new housing starts.  If housing growth becomes unstable, sales of Pyrotite® products could be negatively impacted or unpredictable.

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

Barrier is relatively “thin” in its management team.   Barrier has intentionally kept the number of middle and upper management at a minimum in an effort to conserve financial resources.  As the company grows it will be essential to have new talent emerging to help provide leadership in the factories of production and in the market place to introduce the products to new markets:  both in geography and in use.  As long as the management team is thin, the impact of losing a key player is very large.

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

R&D activity continues to focus on developing and improving the designs of existing 1 and 2-hr certified interior and exterior wall assemblies. New R&D projects were launched during the current fiscal year to examine the development of fire-rated engineered wood products (EWP), including I-joist and Rimboard.  With the expanded use of EWP in building applications, as an alternative to solid sawn lumber, the importance of evaluating their performance during a fire has escalated tremendously.  Efforts to develop fire-rated EWP is at an early stage, however, largely because building code requirements and the acceptance criteria for evaluating performance and suitability are still being developed.  Barrier feels there is great opportunity here, and will continue to pursue techniques to fire treat EWP with our Pyrotite® Technology as the year progresses. During the year ended June 30, 2014, the Company incurred research and development costs of $27,740 (2013: $30,137).

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

The manufacturing process for the Pyrotite® products is protected by trade secrets and has a patent on an improved technology.  International Barrier Technology, Inc. and Barrier Technology Corporation are, in that regard, totally dependent upon these for success in the business.

All employees are required to sign a Confidentiality Agreement that incorporates a “do not compete clause”.  As these clauses pertain to Barrier’s employees at the US operations, they have been drafted to conform to the strictest interpretation under Minnesota law.

Employees

As of 8/15/2014, the Company had 28 full-time employees, 2 full time Executive Officers and 1 part-time Executive Officer.  As of 6/30/2014, the Company had 27 full-time employees, and 2 full-time Executive Officers and 1 part-time Executive Officer.  As of 6/30/2013, the Company had 25 full-time employees, two full-time Executive Officers and one part-time Executive Officer.

Dependency upon Customers

Fiscal 2014

During Fiscal 2014, the company’s largest customer was LP® Building Products (LP).  LP is a customer that services the multifamily residential roof deck construction, wall assemblies, and structural insulated panels (SIPs) markets.  LP purchased 72% of the 19,750,792 sq. ft. of Pyrotite® products shipped in Fiscal 2014.  LP is the largest producer of Oriented Strand Board (OSB) in the world and believes that Barrier’s Pyrotite® Technology will help them achieve their strategy of providing a number of value added OSB products to the building community.  Through an exclusive supply agreement, LP has the exclusive right to sell Pyrotite® treated panel products in North America, in all markets other than the commercial modular (MuleHide Products, Inc.) market, under their brand name LP® FlameBlock® Fire-Rated OSB Sheathing.

LP® FlameBlock® is sold through wholesale distribution companies such as Boise, Cedar Creek, Curtis Lumber, ProBuild, Reliable Wholesale, Taiga Building Products, Vandermeer Forest Products, Universal Forest Products, and Weekes Forest Products.  The MidAtlantic Region market (MD-VA) was the strongest region in these markets with 53% of total sales into these markets.  Other regions in these markets include the South, the Midwest, the West and Canada).  The building products distribution companies mentioned have a presence in all of these areas and are consistent FlameBlock customers throughout these geographies.

The second largest market for Pyrotite® products was the commercial modular market.  MuleHide Products, Inc. “Mulehide”.  Mulehide is the company that services the commercial modular market including selling Pyrotite® products to the commercial modular market.  Commercial modular sales accounted for 28% of total shipments in 2014.  Product shipped to MuleHide Products is through an exclusive supply agreement and private labeled MuleHide FR Deck Panel.  The FR Deck Panel is distributed through ABC Supply Company locations throughout the United States.

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

1.D.  Financial Information about Geographic Areas

During Fiscal 2014 and 2013, all sales were in the United States.

At 6/30/2014 and 6/30/2013: $4,302,356 and $3,903,819 of the assets were located in the United States and $14,959 and $18,096 were located in Canada, respectively.

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

Since inception through June 30, 2014, the Company has an accumulated deficit of ($14,203,045).  In addition, our operating results in the future may be subject to fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, the level of competition or general economic conditions.

The Company has strong net income this fiscal year, however, the Company’s prior history of losses could require the need for additional, financings and related problems if net income doesn’t continue.

The Company had positive net income this fiscal year: $585,948 FY2014 and net loss of ($58,639) in FY2013.  The Company may require additional funding to meet its long-term business objectives, if the Company isn’t able to continue the current trend of positive operating income.  Capital will be needed to expand manufacturing capacity and marketing of the Company’s products.  The Company may not be able to obtain additional financing on reasonable terms, or at all.  If equity financing is required, then such financings could result in significant dilution to existing shareholders.  If the Company is unable to obtain sufficient financing, the Company might have to dramatically slow marketing efforts and/or lose control of its products.  The Company has historically obtained the preponderance of its financing through the issuance of equity.  There is a limit of 100,000,000 authorized common shares.  The Company has no current plans to obtain financing through means other than equity financing and/or loans.  The potential need for external financings could result in losses of investment value.

The Company’s need for additional financing to expand production and conduct marketing efforts could lead to the Company’s inability to continue generating material sales revenue.

The Company develops, manufactures, and markets proprietary fire resistant building materials designed to help protect people and property from the destruction of fire. Additional amounts of financing may be required to facilitate corporate operational growth and to expand marketing efforts on a short-term basis.  Conventional bank financing was originally established at a local bank for up to $1,000,000 in the form of a revolving line of credit. In July 2008, the terms of the existing revolving bank facility of $1,000,000 were modified to be comprised of a $500,000 capital loan being amortized by the bank over a 10-year period and which is secured by building, property and equipment and a $500,000 credit facility as an operating line of credit at 7.5%.    In August 2010, the line of credit was amended to include a reduced limit of $250,000, and was extended until September 1, 2011 at a reduced interest rate of 6.75%.  In December 2011, Barrier negotiated a term bank loan facility in the amount of $450,000 bearing interest at 6.25% and collateralized by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The facility is being amortized over 4 years with fixed monthly blended payments of principal and interest totaling $6,800 with a balloon payment due on January 1, 2016.  At June 30, 2014, the capital loan balance was $312,110.  By a promissory note agreement dated June 13, 2014 the Company has arranged for credit facilities with Farmers State Bank of Watkins which allows the Company to be advanced up to $200,000 under the terms of the promissory note agreement. Advances will bear interest at 6.25% per annum and will be repayable in installments of accrued interest beginning June 13, 2014 with the entire unpaid Principal and interest to be repaid on June 13, 2015.  The balance at June 30, 2014 was $0.00.  Advances are collateralized by a security interest on inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease.

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

The Company’s manufacturing complex consists of two manufacturing lines housed in the main building.  A 2,500 square-foot office is located in the front of this building.  To the immediate east of the main drive, two storage buildings (90’ x 60’ and 106’ x 60’) allow for short-term storage of untreated sheathing.

The earlier of the two production lines, our spray technology line, is housed nearest the offices and occupies approximately 22,000 sq. ft. of space.  This line is primarily used for panels larger than 4’ x 8’ or for production not suited for the highly automated standard production line, including plywood.  The mix for this line is produced in batches and fed through a reciprocating spray apparatus on to the panels.  The fiberglass is supplied as roving and automatically chopped as it is applied to the panels.  An infra-red oven supplies the energy to accelerate the cure of the coating; space is provided for the panels to be stacked.  Specialty panels can be stacked in custom designed racks if required. The designed capacity from this line is 8MM board feet per shift.  We are currently running two shifts on this line.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's common shares began trading on the TSX Venture Exchange (formerly the Canadian Venture Exchange) in Toronto, Ontario, Canada, under its former name Barrier Technology Inc. in September 1986.  The current stock symbol is “IBH.V”.  The CUSIP number is #458968-10-4.

The Company’s common shares began trading on the OTC Bulletin Board in August 2002.  The current stock symbol is IBTGF.

The following table lists the volume of trading and high, low and closing sales prices on the TSX Venture Exchange for the Company's common shares for the last eight fiscal quarters.

Table No. 1 TSX Venture Exchange Common Shares Trading Activity Canadian Dollars
Period
Ended				- Sales -
Quarterly	Volume	High	Low	Closing
6/30/2014	2,702,900	$0.26	$0.13	$0.24
3/31/2014	1,296,600	0.25	0.14	0.16
12/31/2013	6,026,000	0.30	0.10	0.19
9/30/2013	1,789,300	0.17	0.07	0.10
6/30/2013	932,600	0.11	0.04	0.08
3/31/2013	1,120,900	0.05	0.02	0.04
12/31/2012	652,300	0.04	0.02	0.03
9/30/2012	558,500	0.05	0.03	0.04

Table No. 2 lists the volume of trading and high, low and closing sales prices on the OTC Bulletin Board for the Company's common shares for: the last eight fiscal quarters.

Table No. 2 OTC Bulletin Board Common Shares Trading Activity US Dollars
Period
Ended				- Sales -
Quarterly	Volume	High	Low	Closing
6/30/2014	1,042,800	$0.24	$0.12	$0.22
3/31/2014	1,115,100	0.23	0.12	0.15
12/31/2013	3,010,100	0.27	0.09	0.18
9/30/2013	1,526,900	0.14	0.06	0.10
6/30/2013	591,000	0.10	0.02	0.07
3/31/2013	949,200	0.05	0.02	0.03
12/31/2012	1,253,100	0.04	0.02	0.02
9/30/2012	924,600	0.05	0.02	0.04

Holders

The Company's common shares are issued in registered form and the following information is taken from the records of Computershare (located in Vancouver, British Columbia, Canada), the registrar and transfer agent for the common shares.

On 10/28/2013, the Company’s shareholders’ list showed 44,454,926 common shares outstanding and 137 registered shareholders with: 6,414,169 shares owned by 41 registered shareholders/depositories resident in Canada, 14% of the total; 38,040,657 shares owned by 95 registered shareholders/depositories resident in the United States; and 100 shares owned by one shareholder in one other country.

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

Use of Proceeds From Sales of Securities is for working capital

Recent Sales of Unregistered Securities

The Company relied on the exemptions from registration under Regulation S for the following private placements of securities to only Canadian residents:

Fiscal 2011: 40,000 units at US$0.09 per unit = US$3,600

Fiscal 2012: None

Fiscal 2013: None

Fiscal 2014: 100,000 units at US$0.097 per unit = US$9,700

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data as shown in the following table for the Company for Fiscal 2014/2013 Ended June 30th was derived from the consolidated financial statements of the Company that have been audited by BDO Canada LLP, Chartered Accountants, as indicated in their auditor’s report included elsewhere in this Annual Report.  Selected financial data as shown in the following table for the Company for Fiscal 2012/2011/2010 is derived from the Company's audited consolidated financial statements, not included herein.

The information presented below should be read in conjunction with following “Management’s Discussion and Analysis” and with the consolidated financial statements and other financial data included elsewhere in this Annual Report.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the near future.

Table No. 3 Selected Financial Data ($ in 000’s, except per share data)
	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	6/30/2014	6/30/2013	6/30/2012	6/30/2011	6/30/2010

Sales Revenue	$8,154	$5,995	$4,145	$3,256	$2,606
Net Income (Loss)	$586	($59)	($140)	$896	($2,330)
Income (Loss) per Share	$0.01	$0.00	$0.00	$0.02	($0.07)
Diluted Earnings per Share	$0.01	$0.00	$0.00	$0.02	($0.07)
Dividends Per Share	Nil	Nil	Nil	Nil	Nil

Wtg. Avg. Shares (000)	44,504	44,455	44,455	44,427	34,018
Dil. Wtg. Avg. Shares (000)	46,272	44,455	44,455	44,837	34,108
Period-end Shares O/S	44,555	44,455	44,455	44,455	44,415

Working Capital	$586	($112)	($154)	($1,743)	($1,743)
Long-Term Debt	$552	$612	$668	$556	$556
Capital Lease Obligations	$135	$206	$232	$344	$344

Capital Stock	$15,479	$15,464	$15,464	$15,458	$15,458
Shareholders’ Equity	$2,915	$2,254	$2,313	$1,213	$1,213
Total Assets	$4,317	$3,922	$3,708	$5,002	$5,002

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

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104, “Revenue Recognition”, which requires that: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed and determinable, and (iv) collectibility is reasonably assured. The Company recognizes revenue when the building supplies have been shipped or title has been released for customer arranged freight.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Equity Financing Timeline

Fiscal 2011:  40,000 units at US$0.09 per unit = US$3,600

Fiscal 2012:  None

Fiscal 2013:  None

Fiscal 2014:  100,000 units at US$0.097 per unit = US$9,700

Fiscal 2014 Ended 6/30/2014

International Barrier Technology Inc. (Barrier) manufactures and sells fire-rated building materials. Barrier’s primary business is in the United States but through the development of distribution partnerships and manufacturing technology license agreements is successfully endeavoring to enter building products markets in Australia, Europe, and South America. Barrier possesses a proprietary fire resistive material technology (Pyrotite®) and a patented manufacturing process that when applied to building materials their respective fire resistant properties are significantly enhanced.  Many of the top multifamily and wood frame commercial builders in the United States utilize Barrier’s fire-rated structural panels in areas where the building code requires the use of a fire-rated building panel.

Barrier currently manufactures a private label fire rated sheathing product under contract for both LP® Building Products, Inc. (LP) and MuleHide Products, Inc. (MuleHide).  LP introduced a fire rated OSB trademarked LP® Flameblock® Fire-Rated OSB Sheathing (LP FlameBlock) in 2010 and MuleHide has been selling MuleHide FR Deck Panel (FR Deck Panel) to commercial modular building manufacturers since 2004.

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

Sales revenue reported for the fiscal period ending June 30, 2014 was up 36% to $8,154,389 in comparison to $5,994,994 generated in the same fiscal period in 2013. Total sales volume, as measured by surface volume of product shipped, was 19,750,792 sq ft; an all time high for Barrier for the third year in a row.  This is a 49% increase from the 13,243,741 sq. ft. shipped during the previous year.

Shipments into the Residential Roof Deck, Wall Assembly, and Structural Insulated Panel Market Sectors (LP FlameBlock) during the fiscal year increased 52% over shipments in fiscal 2013.  Sales into the Commercial Modular Market (FR Deck Panel) increased 40% in comparison to the previous year.

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

The relationship with LP has contributed to an increase in sales volume to record levels and Barrier anticipates that sales will continue to grow substantially through the sustained efforts of LP’s sales and marketing team.  Reported sales revenue for LP products, include only the charges for treatment services, not the underlying OSB substrate or outbound freight as LP supplies its own OSB substrate and contracts for its own outgoing freight.  The “pass through” of the OSB substrate and freight serves to lower reported “top line” sales revenue, but not gross profits since margins on substrate and freight have historically been restricted to handling costs only to help keep prices competitive.  For the Commercial Modular market, Barrier purchases OSB from local distributors and invoices the cost of the substrate and outgoing freight to the customer, therefore the cost of the substrate and freight is included in revenue for Commercial Modular shipments.

Gross profit for the fiscal period was $1,566,493 vs. $709,810 in the previous year. The gross margin, as a percentage of sales revenue, increased to 19% in the current fiscal year from 12% in the prior year.  In the near term, gross margins are anticipated to remain relatively flat or perhaps to improve slightly based on continued gains in production efficiency. Capacity limitations at the current manufacturing facility in Watkins Minnesota, however, are being approached and further non-marginal improvement in scale efficiency will be delayed until additional production capacity is added. The development of additional manufacturing capability is anticipated by late 2015.

Cost of sales increased to $6,587,896 from $5,285,184 in Fiscal 2014.  The increase is attributable to the increase in volume produced.  Barrier created significant gains in manufacturing efficiency as measured by the average cost per square foot of production which decreased from $0.40 to $0.33 during the fiscal reporting period.

Substrate cost and materials/labor were the major expenses in this category.  Substrate accounted for $1,529,837 for the fiscal year versus $1,558,479 in the same period last year. Materials and labor accounted for an additional $3,670,094 in the twelve month period in 2014 versus $2,662,060 in 2013.

Depreciation on plant and equipment is included in cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, increased slightly year-to-date from $303,914 in 2013 to $316,862.  The expense reflects scheduled depreciation of the newer manufacturing line equipment and building expansion.

Administrative expenses for Fiscal 2014 increased to $870,930 from $710,294 in the prior year.  The administrative costs per sq. ft. were $0.04 for the fiscal year which was an improvement from $0.05 reported in Fiscal 2013. The positive impact of increased sales volume reducing administrative cost per square foot shipped was captured during this fiscal reporting period.

Accounting and Audit Fees decreased from $91,745 to $80,220.  A significant portion of the cost for accounting services is involved with the year-end and audited review and publishing of Barrier’s annual financials.

Insurance costs have increased from $65,138 to $80,456.  The difference is due to annually adjusted premiums based on larger sales volume.

Legal fees increased significantly from $36,985 in Fiscal 2013 to $74,712 in Fiscal 2014.  Legal fees were expended on activities in support of developing strategic partners and technology licensees, the year-end Annual General Meeting, as well as in monitoring and protecting Pyrotite® patents and trademarks.

Barrier has two US patents, a patent in Australia, and a patent in Canada. These patents protect the manufacturing and process technology utilized in the production of fire-rated sheathing products utilizing Pyrotite®.

Sales, marketing, and investor relations expenses decreased from $34,151 to $23,067 for the year. During the year, there were sales trips directly related to the expansion of product markets.

Barrier’s cost for sales and marketing will continue to remain at current levels relative to sales volume as our partners, LP and MuleHide Products, perform the majority of those functions themselves. Barrier remains active in a support role by providing necessary technical sales support but most of the day to day market and sales development activities are already being performed by the capable sales and marketing staffs of LP and MuleHide Products resulting in improved sales but also lower costs for Barrier.

Wages and management fees increased to $497,169 from $388,649.  The major increase in the fee is attributed to the non-cash valuation of options granted during the period.  In addition, Barrier added a part-time administration team member to assist with the growing sales volumes.

Operating Income of $695,563 is being reported for the fiscal period ending June 30, 2014, whereas in the same period in 2013, a net loss of ($484) was reported.

The significant improvement in operating income is a result of increased sales volumes and focus on manufacturing efficiency. It is Barrier’s fundamental belief that sustained increased sales volume coupled with an intense focus on manufacturing efficiency is the best pathway to long-term profitability.

Other items include income and costs not directly related to business operations.  Other income items reported during the fiscal year herein includes a foreign exchange loss of $611 and interest/other income of $350.  To compare, for the same reporting period last year there was a foreign exchange gain of $8,116 and interest/other income of $792.

Interest on Long Term Debt has decreased from $67,063 to $61,292 for the 12-month reporting period as a result of larger principal payments as long term debt ages.

Net Income.  Net income of $585,948 is being reported for the fiscal period ending June 30, 2014, whereas in the same period in 2013, a net loss of $58,639 was reported.

Barrier remains focused on cutting costs and improving efficiencies wherever it can.  This includes operating the manufacturing line with maximum efficiency. Keeping a vigilant handle on costs will help keep operational costs as low as possible and enable financial improvements to continue and at lower volumes than previously possible.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the nine most recently completed quarters:

	Jun 30 2014	Mar 31 2014	Dec 31 2013	Sept 30 2013	Jun 30 2013	Mar 31 2013	Dec 31 2012	Sept 30 2012
Volume shipped (MSF)	6,650	4,169	3,371	5,561	5,162	3,625	2,506	1,951
Total Revenues (000)	$2,778	$1,700	$1,394	$2,282	$2,426	$1,695	$977	$897
Operating Income(loss) (000)	$520	$85	($29)	$120	$218	$50	($125)	($143)
Net income (loss) (000)	$457	$72	($45)	$102	$201	$36	($135)	($161)
EPS (Loss) Per Share	$0.01	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

Selected Annual Information

	2014	2013
Total Revenue	$8,154.0	$5,995.0
Net income (loss)	$586.0	$(58.6)
Per share	$0.01	$0.00
Per share, fully diluted	$0.01	$0.00
Total assets	$4,317.3	$3,921.9
Total long-term financial liabilities	$687.1	$818.1
Cash dividends declared per share	Nil	Nil

New product and market development

Barrier continues to provide support to LP for new product and market development in activity directed specifically toward applications in geographic areas where wildfires are prevalent and where building code development is becoming more restrictive with respect to designing for improved fire resistance. Focus has continued on developing products engineered to meet requirements established for Wildland/Urban Interface (WUI) zones. WUI zones are primarily located in the western US, and are areas where special building codes have been developed to help save homes if a brush fire should occur.

Enhanced focus has been made over this past year on developing products used in multifamily residential projects since the multifamily market is strong and is expected to stay vibrant over the next few years. In particular, Barrier and LP’s introduction of a UL certified 2-hr exterior load bearing wall designed for use in wood-frame buildings of Type III construction is being well received by architects, building code professionals and builders alike. As more architects and specifying engineers become aware of this new design Barrier and LP are confident that considerable sales will result for these projects.

Most recently, Barrier and LP have begun exploring opportunities related to emerging code requirements for Engineered Wood Products (EWP) such as I-Joist and RimBoard.  I-Joist and Rimboard produced using oriented strand board (OSB) technology are widely used in the building industry but have only recently been put under intense scrutiny for structural performance in a fire.  Barrier and LP believe there is significant opportunity in developing EWP products that are rated for performance in a fire situation.

Some preliminary fire tests have already been conducted with positive results.  Pyrotite technology seems to provide EWP with sufficient improvement in fire resistance and structural integrity.  Barrier and LP’s EWP Division will be actively researching these exciting opportunities in the ensuing fiscal year and will endeavor to develop products that will meet code requirements being developed by the International Code Council (ICC).

Global licensing opportunities

Barrier continues to explore manufacturing and distribution opportunities for Pyrotite® technology in geographies outside of the US.  During the fiscal year, Barrier announced a licensing agreement for the manufacture and distribution of Pyrotite® products in the European Union and Russia.  Kronospan, a world-wide leader in OSB manufacturing, has officially added “OSB Pyrotite ECO” (a fire-resistant OSB panel) to their family of products.  Barrier provided technical assistance in the design of their first manufacturing line, the transfer of production process technology, and material acquisition criteria.  The manufacturing line is now fully operational.  The license agreement provides for a payment made quarterly to Barrier by the Licensee of a royalty based on the volume of product produced. A minimum annual royalty fee was established along with an “up-front” license fee which was paid pursuant to the execution of the license agreement earlier in the year.  The agreement contemplates the Licensee developing additional production facilities over the term of the license and making additional royalty payments to Barrier based on these plants production.  The license agreement follows standard licensing protocol, which allows for the audit of manufacturing process and financial revenue information.

The selection of Pyrotite® technology by the licensor after extensive research and testing of several other fire-resistant technologies adds additional credibility to our Pyrotite® technology and could lead to potential interest in other geographies.

Financial position & financings

Barrier ended the fiscal year with a working capital surplus (current assets less current liabilities) of $585,647.  Operating cash flow was $784,836 in comparison to $314,821 for the year ended June 30, 2013.

Barrier has a short term revolving line of credit ($200,000) at the local Farmers State Bank of Watkins, in Watkins, Minnesota.  As of June 30, 2014 the balance owing on the revolving line of credit was $0 leaving an additional $200,000 available for use.  In addition, two convertible debentures in the amount of $150,000 each were established in December 2011.  To date, $240,000 has been drawn on these debentures with an additional $60,000 available for cash flow if needed.

Investing activities resulted in net cash outflow of $134,124 in the current period in comparison to a net cash outflow of $155,121 in the prior year.  The cash outflow was the result of the acquisition of plant and equipment capital improvements.

Financing activities resulted in net cash outflow of $121,364 in the current year compared to a net cash inflow of $81,645 for last year.  The cash outflow resulted from the repayments on long-term debt and obligations under capital lease.

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

Current and Future Financing Needs

At June 30, 2014, the current cash and cash equivalents totaled $708,926; there was $200,000 in available funds to draw on the revolving credit facility, and an additional $60,000 available from the convertible debentures.  Over the next twelve months, the Company anticipates that the operation of business will produce an average monthly operating cash flow of $75,000 for a total of $900,000 for the 2014 fiscal year.  In addition, over the next 12 months, the Company is required to make payments totaling $162,773 in respect of its long-term and capital lease obligations and $666,932 in respect of accounts payable outstanding as at June 30, 2014.  Based on the foregoing, management believes there will be sufficient cash to maintain operations for the next 12 months.

Related Party Transactions

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches from $10,000 - $50,000 and as at June 30, 2014 the Company had received $240,000 (2013:  $240,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date.  During the year ended June 30, 2014, the Company incurred interest charges of $28,800 (2013:  $27,158) on these convertible debentures.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of June 30, 2014:  44,554,926 common shares at $15,478,926

Issued as of Sept 14, 2014:  44,554,926 common shares at $15,478,926

Options outstanding:

The following summarizes information about the stock options outstanding at June 30, 2014:

	Exercise
Number	Price	Expiry Date

3,252,500	$0.10	May 15, 2015
1,077,500	$0.097	August 2, 2016

4,330,000

Other Matters

As at June 30, 2014 the Company did not have any off-balance sheet arrangements to report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

International Barrier Technology Inc.

We have audited the accompanying consolidated balance sheets of International Barrier Technology Inc. as of June 30, 2014 and 2013 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Barrier Technology Inc. at June 30, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO CANADA LLP

Chartered Accountants

Vancouver, Canada

September 29, 2014

INTERNATIONAL BARRIER TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2014 and June 30, 2013
(Stated in US Dollars)

		ASSETS

			June 30, 2014	June 30, 2013

Current
Cash and cash equivalents			$ 708,926	$ 179,578
Accounts receivable			235,714	182,041
Inventory - Note 3			448,490	410,900
Prepaid expenses and deposits			46,655	89,128
Total Current Assets			1,439,785	861,647
Property, plant and equipment			2,877,530	3,060,268
Total Assets			$ 4,317,315	$ 3,921,915

		LIABILITIES
Current
Accounts payable and accrued liabilities			$ 714,994	$ 849,537
Current portion of long term debt - Note 6			63,650	59,752
Obligation under capital leases			75,494	64,575
Total Current Liabilities			854,138	973,864
Long-term debt - Note 6			248,460	312,174
Convertible debentures - Note 5			240,000	240,000
Obligation under capital leases			59,473	141,640

Total Liabilities			1,402,071	1,667,678

		STOCKHOLDERS' EQUITY
Common Stock - Note 8
Authorized:
100,000,000 common shares without par value
Issued:
44,554,926 common shares (June 30, 2013: 44,454,926)			15,478,926	15,463,675
Additional paid-in capital			1,639,363	1,579,555
Accumulated deficit			(14,203,045)	(14,788,993)

Total Stockholders' Equity			2,915,244	2,254,237

Total Liabilities and Stockholders' Equity			$ 4,317,315	$ 3,921,915

APPROVED BY THE BOARD OF DIRECTORS

"David Corcoran"			"Victor Yates"
David Corcoran	Director		Victor Yates	Director

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
June 30, 2014 and 2013
(Stated in US Dollars)

	June 30, 2014	June 30, 2013

Sales - Note 11	$ 8,154,389	$ 5,994,994

Cost of Sales	6,587,896	5,285,184

Gross Profit	1,566,493	709,810

Expenses
Accounting and audit fees	80,220	91,745
Filing Fees	22,123	20,012
Insurance	80,456	65,138
Bank charges and interest	65	285
Legal fees	74,712	36,985
Office and miscellaneous	72,809	58,482
Sales, marketing, and investor relations	23,067	34,151
Telephone	12,338	10,128
Transfer agent fees	7,971	4,719
Wages and management fees	497,169	388,649

Total Administrative Expenses	870,930	710,294

Operating Income (loss)	695,563	(484)

Foreign exchange gain (loss) and other income	(261)	8,908
Interest & Penalties	(48,062)	-
Interest on long-term obligations	(61,292)	(67,063)

Total Other Expense	(109,615)	(58,155)

Net income (loss) for the period	$ 585,948	$ (58,639)

Basic and diluted income (loss) per share	$ 0.01	$ (0.00)

Weighted average number of shares outstanding:

Basic	44,503,726	44,454,926

Diluted	46,271,829	44,454,926

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
June 30, 2014 and 2013
(Stated in US Dollars)

	June 30, 2014	June 30, 2013

Operating Activities
Net income (loss) for the year	$ 585,948	$ (58,639)
Items not involving cash:
Depreciation - plant and equipment	316,862	303,914
Stock-based compensation - consulting	2,220	-
Stock-based compensation - wages	63,139	-
Changes in non-cash working capital balances related to operations:
Accounts receivable	(53,673)	(67,160)
Inventory	(37,590)	(168,435)
Prepaid expenses and deposits	42,473	(49,013)
Accounts payable and accrued liabilities	(134,543)	354,154

Net cash provided by operating activities	784,836	314,821

Cash Flows provided by Financing Activities
Issuance of Common Shares	9,700	-
Issuance of Convertible Debentures	-	40,000
Repayment on long term debt	(59,816)	(55,954)
Repayment line of credit	-	(40,000)
Decrease in obligations under capital lease	(71,248)	(25,691)
Net cash used in financing activities	(121,364)	(81,645)

Cash Flows used in Investing Activities
Acquisition of equipment	(134,124)	(155,121)
Net cash used in investing activities	(134,124)	(155,121)

Increase in cash and cash equivalents during the period	529,348	78,055

Cash and cash equivalents, beginning of the period	179,578	101,523

Cash and cash equivalents, end of the period	$ 708,926	$ 179,578

Supplemental Cash Flow Information
Cash paid for interest	$ 61,292	$ 59,582

Cash paid for income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
June 30, 2014 and 2013
(Stated in US Dollars)

	Common Stock
			Additional
	Issued	Amount	Paid-in	Accumulated
	Shares		Capital	Deficit	Total

Balance, June 30, 2012	44,454,926	15,463,675	1,579,555	(14,730,354)	2,312,876
Net loss for the year	-	-	-	(58,639)	(58,639)

Balance, June 30, 2013	44,454,926	15,463,675	1,579,555	(14,788,993)	2,254,237
Stock Based Compensation	-	-	65,359	-	65,359
Exercise of options	100,000	9,700	-	-	9,700
Fair value of stock options exercised		5,551	(5,551)	-	-
Net income for the period	-	-	-	585,948	585,948

Balance, June 30, 2014	44,554,926	15,478,926	1,639,363	(14,203,045)	2,915,244

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Stated in US Dollars)

Note 1

Nature of Operations

The Company develops, manufactures proprietary fire resistant building materials in the United States of America and, as well, the Company owns the exclusive U.S. and international rights to the Pyrotite fire retardant technology. All of the Company’s revenues and substantially all of the long-term assets are located in the United States. Long-term assets held in Canada are minimal.

The Company was incorporated under the British Columbia Company Act and is publicly traded on the TSX Venture Exchange in Canada (“TSX-V) and the OTC Bulletin Board in the United States of America.

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

b)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term term deposits.

c)

Inventory

Inventory is valued by management at the lower of FIFO (first-in, first-out) and net realizable value.  In addition, items such as abnormal amounts of idle facility expense, freight, handling and waste material are recognized as current period charges rather than inventory value.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Stated in US Dollars)

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

g)

Foreign Currency Translation

The functional currency for the Company’s operations is the U.S.dollar. Monetary assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the exchange rate prevailing at the end of the year.  Non-monetary assets and liabilities are translated at the exchange rate prevailing at the respective transaction dates while revenues and expenses are translated at the average exchange rate during the year.  Exchange gains and losses are recognized in the statement of operations.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

h)

Research and Development Costs

Research and development costs are expensed in the year in which they are incurred.

i)

Basic and Diluted Income (Loss) per Share

Earnings or loss per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average of all potentially dilutive shares of common stock that were outstanding during the periods presented. The number of shares potentially issuable at June 30, 2014 upon the exercise or conversion of share purchase warrants, share purchase options and conversion of convertible debentures totalled 9,130,000.  The number of shares potentially issuable at June 30, 2013 upon exercise or conversion of share purchase warrants and share purchase options and the conversion of convertible debentures totalled 8,052,500. These instruments were excluded from the calculation of diluted earnings per share for the year ended June 30, 2013 because their effect was anti-dilutive.

The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options and share purchase warrants, which assumes that any proceeds received from the exercise of in-the-money stock options and share purchase warrants, would be used to purchase common shares at the average market price for the period.

EPS for convertible debt is calculated under the “if-converted” method. Under the if converted method, EPS is calculated as the more dilutive of EPS (i) including all interest (both cash interest and non-cash discount amortization) and excluding all shares underlying the Notes or; (ii) excluding all interest and costs directly related to the convertible debt (both cash interest and non-cash discount amortization) and including all shares underlying the convertible debt.

For the year ended June 30, 2014,diluted EPS was calculated by including interest expense related to the convertible debt and excluding the shares underlying the convertible debt.

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

June 30, 2014 and 2013

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

j)

Fair Value Measurements – (cont’d)

Certain of the Company’s cash equivalents, consisting of short-term term deposits, are based on Level 2 inputs in the ASC 820 fair value hierarchy.

The Company’s long-term debt is based on Level 2 inputs in the ASC 820 fair value hierarchy.  Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the long-term debt is $312,110 (2013:  $371,926).

The Company’s convertible debentures are based on Level 2 inputs in the ASC 820 fair value hierarchy.  The Company calculated the fair value of these instruments by discounting future cash flows using a rate that is representative of the current arms-length borrowing rate.

At June 30, 2014, the convertible debentures had a fair value of $779,196 (2013:  $431,022).

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).  There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended June 30, 2014 and 2013.

k)

Accounts Receivable and Concentrations of Credit Risk

The Company grants credit to its customers in the normal course of business. Trade receivables are typically non-interest bearing and are initially recorded at cost. Sales to the Company’s recurring customers are generally made on open account terms. Past due status of customer accounts is determined based on how recently payments have been received in relation to payment terms granted. Credit is generally extended based upon an evaluation of each customer’s financial condition, with terms consistent in the industry and no collateral required. Losses from credit sales are provided for in the financial statements and consistently have been within the allowance provided. The allowance is an estimate of the ability to collect accounts receivable based on an evaluation of specific customer risks along with additional reserves based on historical and probable bad debt experience. Amounts are written off against the allowance in the period the Company determines that the receivable is uncollectible. The Company has not recorded an allowance for doubtful accounts against its accounts receivable in each of the years ended June 30, 2014 and June 30, 2013.

(l)

Currency Risk

The Company holds no cash (2013: $686) in Canadian dollars exposing it to a foreign currency exchange risk.  During the year ended June 30, 2014, the Company realized a foreign exchange gain of $611 (2013: $8,117) as a result of the Company having some vendor payments in Canadian dollars.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

m)

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

The Company periodically enters into arrangements that contain multiple deliverable elements requiring an evaluation of each deliverable to determine whether it represents a separate unit of accounting. Each delivered item constitutes a separate unit of accounting when it has stand-alone value to the customer obligating the Company to determine a selling price for each deliverable.

During the year ended June 30, 2014, the Company entered into a license fee agreement by which the Company was required to transfer a license of its intellectual property to the licensee along with providing follow-up technical support and assistance. The licensee paid an upfront fee of $100,000 which has been recognized in revenue for the year ended June 30, 2014 as the Company has determined that it has provided the required services

In accordance with the terms of the agreement, commencing on the first anniversary date of the agreement, the licensee will commence paying royalties to the Company for the product it manufactures and sells.

n)

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

o)

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

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

o)

Stock-based Compensation– (cont’d)

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

p)

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 regarding Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for the Company in the first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance; or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures as defined per the guidance. Early adoption is not permitted. Management is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Note 3

Inventory

	June 30, 2014	June 30, 2013

Raw materials	$ 365,414	$ 320,338
Finished goods	83,076	90,562

	$ 448,490	$ 410,900

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Stated in US Dollars)

Note 4

Property, Plant and Equipment

		June 30, 2014
		Accumulated
	Cost	Depreciation	Net
Manufacturing Equipment	$ 3,700,739	$ 1,869,333	$ 1,831,406
Equipment and Furniture	33,194	33,194	-
Computer Equipment	30,032	30,032	-
Subtotal Equipment	3,763,965	1,932,559	1,831,406

		June 30, 2014
		Accumulated
Assets under Capital Lease	Cost	Depreciation	Net
Equipment	109,186	61,435	47,751
Land	54,498	-	54,498
Building	2,061,317	1,156,145	905,172
Railroad Spur	94,108	55,405	38,703
Subtotal Assets under Capital
Lease	2,319,109	1,272,985	1,046,124
Total Property, Plant and Equipment	$ 6,083,074	$ 3,205,544	$ 2,877,530

		June 30, 2013
		Accumulated
	Cost	Depreciation	Net
Manufacturing Equipment	$ 3,684,056	$ 1,652,222	$ 2,031,834
Equipment and Furniture	33,194	33,194	-
Computer Equipment	30,032	30,032	-
Subtotal Equipment	3,747,282	1,715,448	2,031,834

		June 30, 2013
		Accumulated
Assets under Capital Lease	Cost	Depreciation	Net
Equipment	109,186	50,526	58,660
Land	54,498	-	54,498
Building	1,943,875	1,071,070	872,805
Railroad Spur	94,108	51,637	42,471
Subtotal Assets under Capital
Lease	2,201,667	1,173,233	1,028,434
Total Property, Plant and Equipment	$ 5,948,949	$ 2,888,681	$ 3,060,268

During the year ended June 30, 2014, the Company recorded depreciation expense of $316,862 (2013: $303,914) on its property, plant and equipment. This amount is included in cost of sales in the Statement of Operations

Depreciation of assets under capital leases included in amortization expense for the year ended June 30, 2014 was $99,752 (2013:  $96,073).

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Stated in US Dollars)

Note 5

Convertible Debenture

During the year ended June 30, 2012, the Company approved the issuance of two convertible promissory debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches from $10,000 - $50,000 and as at June 30, 2014 the Company had received $240,000 (2013:  $240,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date.  During the year ended June 30, 2014, the Company incurred interest charges of $28,800 (2013:  $27,158) on these convertible debentures.

Note 6

Long-term Debt

	June 30, 2014	June 30, 2013

Revolving promissory note in the amount of $200,000 bearing interest at 6.25% per annum and is unsecured. The promissory note is repayable on demand, but if no demand for repayment is made, on June 13, 2015. As at June 30, 2014, the Company has not drawn any funds on this note.	-
Term bank loan facility in the amount of $450,000 bearing interest at 6.25% and collateralized by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The facility is being amortized over 4 years with fixed monthly blended payments of principal and interest totaling $6,800 with a balloon payment due on January 1, 2016	312,110	371,926

Subtotal including Current Portion	312,110	371,926
Less: current portion	(63,650)	(59,752)

Total Long-Term Debt	$ 248,460	$ 312,174

Future principal payments required on long-term debt are as follows:

	2015	$ 63,650
	2016	184,810

Total Future Long-Term Debt Principal Payments		$ 248,460

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Stated in US Dollars)

Note 7

Obligation under Capital Leases

Future minimum annual lease payments on the obligation under capital leases are as follows:

2015	$ 81,173
2016	$ 44,363
2017	$ 7,552
2018	$ 7,552
2019	$ 2,517

Subtotal Including Interest	$ 143,157
Less: amount representing interest	$ (8,190)
Subtotal Including Current Portion	$ 134,967
Less: current portion	$ (75,494)
Long-term portion	$ 59,473

The capital leases bear interest at various rates from 4.75% to 6% per annum.

Interest on capital leases included in interest on long-term debt for the year ended June 30, 2014 was $9,925 (2013:  $12,181).

Note 8

Common Stock

a)

Escrow:

At June 30, 2014, there are 48,922 (2013 – 48,922) common shares held in escrow by the Company’s transfer agent, the release which is subject to the approval of the regulatory authorities. As at June 30, 2014, all of these shares held in escrow are issuable but the Company has yet to request their release.  These shares have been included in the computation of net loss per share.

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

June 30, 2014 and 2013

(Stated in US Dollars)

Note 8

Common Stock – (cont’d)

b)

Commitments: - (cont’d)

Stock-based Compensation Plan – (cont’d)

A summary of the status of the Company’s share purchase option plan as of June 30, 2014 and 2013 and changes during the years ending on those dates is presented below:

		Weighted
		Average		Aggregate
	Number of	Exercise		Intrinsic
	Shares	Price		Value

Outstanding, June 30, 2012	4,230,000	$ 0.10		-

Granted	-	$ -
Expired	(390,000)	$ 0.14	CDN
Forfeited	(587,500)	$ 0.10
Outstanding, June 30, 2013	3,252,500	$ 0.10		-

Granted	1,177,500	$ 0.10
Exercised	(100,000)	$ 0.10
Expired	-	$ -
Outstanding, June 30, 2014	4,330,000	$ 0.099		$ 509,843

Exercisable, June 30, 2014	4,330,000	$ 0.099

Exercisable, June 30, 2013	3,252,500	$ 0.10

The following summarizes information about share purchase options outstanding as at June 30, 2014:

Number	Exercise		Remaining
	Price	Expiry Date	Contractual Life

3,252,500	$0.10	May 15, 2015	0.87 years
1,077,500	$0.097	August 2, 2016	2.09 years
4,330,000

The weighted-average grant date fair value of options granted during the years 2014 and 2013 was $0.097 and nil respectively.

As June 30, 2014, the total unamortized stock-based compensation cost expected to vest in future fiscal periods is $Nil (2013: $Nil).

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Stated in US Dollars)

Note 8

Common Stock – (cont’d)

b)

Commitments: - (cont’d)

Stock-based Compensation Plan – (cont’d)

Employee Share Purchase Options

During the year ended June 30, 2014, the Company granted 1,177,500 fully vested share purchase options having a fair value of $65,359.

The fair value of the stock options granted was calculated using the Black Scholes option pricing model using the following weighted average assumptions: stock price - $0.058; exercise price - $0.097; expected life – 3.0 yrs; volatility: 246.16%, risk-free discount rate: 0.59%, dividend rate – 0.00%.

Note 9

Research and Development Costs

Research and development expense, included in cost of sales, consists of the following for the years ended June 30, 2014 and 2013.

	June 30, 2014	June 30, 2013

Testing Services	$ 27,740	$ 30,137

Note 10

Income Taxes

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	June 30, 2014	June 30, 2013
Net operating losses	$ 1,563,000	$ 1,776,000
Property, plant and equipment	(30,000)	(12,000)
Expenses not currently deductible	34,000	1,000
Valuation allowance	(1,567,000)	(1,765,000)
Net deferred tax assets	$ -	$ -

The provision for income taxes differs from the amount established using the Canadian statutory income tax rate (26%) as follows:

	June 30, 2014	June 30, 2013
Income tax expense (benefit) at statutory rate	$ 152,000	$ (15,000)
Foreign income taxed at foreign statutory rate	94,000	12,000
Expiry of loss carryforward	51,000	66,000
Stock based compensation	16,000	-
Interest and penalties	13,000	-
Adjustment to loss carryforward	-	87,000
Effect of foreign exchange and other	(39,000)	44,000
Effect of reduction in tax rates	(89,000)	(30,000)
Change in valuation allowance	(198,000)	(164,000)
Net deferred tax assets	$ -	$ -

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Stated in US Dollars)

Note 10

Income Taxes – (cont’d)

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the future tax asset has been established at both June 30, 2014 and June 30, 2013.

As at June 30, 2014, the Company had estimated net operating loss carry-forwards available to reduce taxable income in future years, which were incurred in the United States and Canada as follows:

	United States	Canada	Total
2015	-	157,000	157,000
2026	-	169,000	169,000
2027	255,000	204,000	459,000
2028	848,000	171,000	1,019,000
2029	493,000	174,000	667,000
2030	774,000	143,000	917,000
2031	354,000	103,000	457,000
2032	289,000	289,000	578,000
2033	-	152,000	152,000
2034	-	161,000	161,000
Total Net Operating Loss Carry-Forwards	$ 3,013,000	$ 1,723,000	$ 4,736,000

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

At June 30, 2014, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

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

June 30, 2014 and 2013

(Stated in US Dollars)

Note 11

Segmented information and sales concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials. All of the Company’s revenues and substantially all of the long-term assets are located in the United States.

	June 30, 2014	June 30, 2013

Customer #1	72%	70%
Customer #2	28%	30%

The amounts receivable from each of these customers at June 30, 2014 is $230,336 and $0 respectively (2013:  $179,720 and $0 respectively).

The loss of either of these customers or the curtailment of purchases by such customers could have material adverse effects on the Company’s financial condition and results of operations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of June 30, 2014, and has concluded the disclosure controls and procedures were ineffective as discussed in greater detail below.  As of the date of this filing, the Company is still in the process of remediating such material weaknesses in its internal controls and procedures.

(b)  Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of its internal control over financial reporting as of June 30, 2014.

Based on its evaluation under the framework in Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission, management with the participation of our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2014, due to the existence of a significant deficiency constituting a material weakness, as described in greater detail below.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In light of this material weakness, the Company performed additional post-closing procedures and analyses in order to prepare the consolidated financial statements included in this report. As a result of these procedures, the Company believes its consolidated financial statements included in this report present fairly, in all material respects, the financial position, results of operations and cash flows for the year ended June 30, 2014.

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

Material Weaknesses Identified

In connection with the preparation of the consolidated financial statements for the year ended June 30, 2014, management identified the following material weakness in internal control:

Our company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2015 assessment of the effectiveness of our internal control over financial reporting.

Such remediation would entail enhancing the training and oversight of the accounting personnel responsible for non-routine transactions involving complex accounting matters and engaging the services of an independent consultant with sufficient expertise in income tax and complex US GAAP matters to assist us in the preparation of our financial statements.

(c)  Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of our fiscal year ended June 30, 2014 that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

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

Table No. 4 Directors and Executive Officers August 31, 2014
			Date of First
			Election or
Name	Position	Age	Appointment
David J. Corcoran (1)(4)	Director	67	July 1986
Michael D. Huddy (1)(2)	President/CEO/Director	62	February 1993
Melissa McElwee (5)	Chief Financial Officer	41	November 2012
Lindsey Nauen (3)	Corporate Secretary	62	December 2003
Victor A. Yates (1)(4)	Director	69	November 1987

(1)  Member of Audit Committee

(2)  Business Address: c/o Barrier Technology Inc. 510 4th Street North, Watkins, Minnesota, USA  55389

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

David J. Corcoran, Director, is a former Chartered Accountant and a former member of the Institute of Chartered Accountants in British Columbia, Canada, with over thirty years of experience in industry and commerce.  Prior to 1976, Mr. Corcoran spent over five years gaining experience in marketing, sales and product distribution while he worked in sales with several major companies including Scott Paper and Bristol Myers.  His career in accounting began in 1976 when he joined Touche Ross and Company.  In 1979, he founded Corcoran and Company, Chartered Accountants.  From 1979 to 1990, his firm secured a wide variety of business clients whom he advised regarding their management and business planning.  In 1991, he joined the management of the Company on a full-time basis.  Mr. Corcoran brings to the organization specific business experience in both sales and public finance.  He has been an officer and director of the Company since it inception in 1986 up until he stepped down from Chief Financial Officer effective 11-30-2012.

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

Lindsey Nauen, Corporate Secretary, received her MBA from the University of Minnesota in 1988.  She also received a B.A. in psychology in 1971 and a M.A. in Library Science in 1974.  For the last fifteen years she has been the owner of Nauen Mobil Accounting, providing accounting and business consulting services to small businesses.  In that capacity, she has been providing accounting services to the Company since 1999.

Victor A. Yates, Director, is a self-employed businessman involved in real estate, construction of multi-family and commercial developments.  He holds a degree in Real Estate Appraisal and is a Licensed Real Estate Agent.  He has 30 years experience in operating a variety of business ventures brings to the Board an entrepreneurial and construction and financial perspective.

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

Board Meetings and Committees; Annual Meeting Attendance

During Fiscal 2014, the Board of Directors held seven regularly scheduled meetings, and five special and telephone meetings.  For various reasons, Board members may not be able to attend a Board meeting; all Board members are provided information related to each of the agenda items before each meeting, and, therefore, can provide counsel outside the confines of regularly scheduled meetings.  No director attended fewer than 75% of the aggregate of: (1) the total number of meetings of the Board of Directors, while he was a Director; and (2) the total number of meetings of committees of the Board of Directors on which the director served.  Directors are encouraged to attend annual meetings of our stockholder; two directors physically attended the November 2013 annual shareholders meeting and the third participated via telephone conference.

The attendance records of our Board members during Fiscal 2014 were:

Name	Board of Director Meetings	Audit Committee Meetings
David Corcoran	7 of 7	12 of 12
Michael Huddy	7 of 7	12 of 12
Victor Yates	7 of 7	12 of 12

Nominating Committee and Compensation Advisory Board

The Company does not have a Nominating Committee.  The entire Board of Directors is responsible for screening potential director candidates and recommending qualified candidates for nomination as members of the Board of Directors. In evaluating potential director candidates, the Board of Directors considers recommendations of potential candidates from incumbent directors, management and stockholders.  Any recommendation submitted by a stockholder to the Board of Directors must include the same information concerning the potential candidate and the stockholder, and must be received in the time frame described herein for the Calendar 2014 Annual meeting.

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

Audit Committee

The Company has an Audit Committee, which recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company’s audits, the Company’s internal accounting controls, and the professional services furnished by the independent auditors to the Company.  The current members of the Audit Committee are: David Corcoran, Mike Huddy and Victor Yates (independent).  The Audit Committee met monthly in Fiscal 2014 and has met three times during Fiscal 2014-to-date.

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

In accordance with the requirements of the US Sarbanes-Oxley Act of 2002 and rules issued by the Securities and Exchange Commission, we introduced a procedure for the review and pre-approval of any services performed by BDO including audit services, audit related services, tax services and other services.  The procedure requires that all proposed engagements of BDO LLP for audit and permitted non-audit services are submitted to the audit committee for approval prior to the beginning of any such services.

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

Further, Directors’ attendance at Annual Meetings can provide shareholders with an opportunity to communicate with Directors about issues affecting the Company.  The Company does not have a policy regarding director attendance, but all Directors are encouraged to attend the Annual Meeting of Shareholders.  All of our directors attended our Annual Meeting in November 2013, two physically attended and one attended via telephone conference.

ITEM 11.  EXECUTIVE COMPENSATION

Director Compensation

The Company compensated Directors for their service in their capacity as Directors, $750 per physical meeting up until the decision was made at the November 30, 2012 Annual General Meeting.  It was decided to discontinue this payment until further notice.  Directors were entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During Fiscal 2014/2013/2012, Directors were paid $0, $3,000, and $9,000 for attending meetings, respectively. During the year ended June 30, 2014, each member of the Board of Directors was granted 212,500 common share purchase options to replace options that had previously expired.

Executive Officer Compensation

The following table sets forth the summary of compensation earned during Fiscal 2014 and Fiscal 2013 by the Company’s Chief Executive Officer and its other named Executive Officers.  The following table excludes Directors’ Fees paid to Executive Officers who are also Directors; refer to Table No. 6.

Table No. 5
Summary Compensation Table
Executive Officers
Name and Principal Positions	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Comp.	TOTAL
Michael Huddy President/CEO	2014 2013	$120,000 $120,000	Nil Nil	Nil Nil	$11,795 Nil	Nil Nil	Nil Nil	Nil Nil	$131,795$120,000
David Corcoran Director(2)	2014 2013	Nil $12,500	Nil Nil	Nil Nil	$11,795 Nil	Nil Nil	Nil Nil	Nil Nil	$11,795 $12,500
Melissa McElwee Chief Financial Officer(3)	2014 2013	$82,927 $41,115	Nil Nil	Nil Nil	$1l,101 Nil	Nil Nil	Nil Nil	Nil Nil	$94,028 $41,115
Lindsey Nauen Corporate Secretary	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$Nil $Nil

(1)

The determination of non-cash value of option awards is based upon the grant date fair value determined using either the binomial or Black-Scholes Option pricing model, details and assumptions of which are set out in Notes 2 and 9 to the consolidated financial statements included in this Annual Report.

(2)

David Corcoran was the Chief Financial Officer until 11/29/2012.

(3)

Melissa McElwee was appointed the Chief Financial Officer on 11/29/2012.

Director Compensation

The following table sets forth the summary of compensation earned during Fiscal 2014 and Fiscal 2013 by the Company’s Directors.  For Executive Officers who are also Directors, this table includes only Directors Fees; refer to Table No. 5 for all other compensation for them.

Table No. 6
Summary Compensation Table
Directors
Director Name	Fiscal Year	Fees Earned or Paid In Cash	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Comp.	TOTAL
David Corcoran	2014 2013	Nil $750	Nil Nil	$11,795 Nil	Nil Nil	Nil Nil	Nil Nil	$11,795 $750
Michael Huddy	2014 2013	Nil $750	Nil Nil	$11,795 Nil	Nil Nil	Nil Nil	Nil Nil	$11,795 $750
Craig Roberts	2014 2013	N/A $750	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A $750
Victor Yates	2014 2013	Nil $750	Nil Nil	$11,795 Nil	Nil Nil	Nil Nil	Nil Nil	$11,795 $750

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

Stock Options

The Company grants stock options to Directors, Executive Officers and employees/consultants; refer to ITEM #11, “Stock Options” and Tables 5/6/7/8/9.

Stock Options Granted/Expired During The Most Recently Completed Fiscal Year

During the most recently completed fiscal year, 1,177,500 granted to Executive Officers, Directors, employees/consultants.  The Company has no equity or non-equity incentive plans.

Table No. 7
Grants of Plan-Based Awards During Fiscal 2014 Ended 6/30/2014
Name	Grant date	All other Stock awards: Number of shares of stock or units (#)	All other Option awards: Number of Securities Underlying Options (#)	Exercise or base price of option awards ($/Sh)	Grant date Fair value of stock and option awards
Directors	8/2/2013	Nil	637,500	$0.097	$0.055
Employees	8/2/2013	Nil	500,000	$0.097	$0.055
Consultants	8/2/2013	Nil	40,000	$0.097	$0.055

Columns (c) through (h) have been omitted since the Company has no equity or non-equity incentive plans.

Outstanding Equity Awards at Fiscal Year-End

The following table gives certain information concerning unexercised stock options; common stock that has not vested; and equity incentive plan awards for Executive Officers, Directors, Employees/Consultants outstanding as of the end of Fiscal 2014 Ended 6/30/2014.

Table No. 8
Outstanding Equity Awards at Fiscal Year-End
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Michael Huddy	787,500 212,500	Nil Nil	Nil Nil	$0.10 $0.097	5/15/2015 8/2/2016
David Corcoran	787,500 212,500	Nil Nil	Nil Nil	$0.10 $0.097	5/15/2015 8/2/2016
Victor Yates	787,500 212,500	Nil Nil	Nil Nil	$0.10 $0.097	5/15/2015 8/2/2016
Melissa McElwee	300,000 150,000	Nil Nil	Nil Nil	$0.10 $0.097	5/15/2015 8/2/2016
Craig Roberts	200,000	Nil	Nil	$0.10	5/15/2015
Employee/Consultants	390,000 290,000	Nil Nil	Nil Nil	$0.10 $0.097	5/15/2015 8/2/2016

Columns (g) through (j) have been omitted since the Company has not granted any stock awards.

Option Exercises and Stock Vested

During Fiscal 2014 ended 6/30/2014, there were exercises of 100,000 stock options, grants of 1,177,500 stock options, and the Company made no stock awards.

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

Pension/Retirement Benefits

No funds were set aside or accrued by the Company during Fiscal 2014 to provide pension, retirement or similar benefits for Directors or Executive Officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

We have no long-term incentive plans.

The following table summarizes certain information regarding our equity compensation plan as at June 30, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Equity compensation plans approved by security holders	4,330,000	$0.099	125,492

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	4,330,000	$0.099

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

Table No. 9 Shareholdings of 5% Shareholders Shareholdings of Directors and Executive Officers August 31, 2014
Title		Amount and Nature	Percent
of	Name/Address of	of Beneficial	of
Class	Beneficial Owner	Ownership	Class #

Common	Carl Marks Group (1)	6,515,695	14.6%
Common	Michael Huddy (2)	2,690,050	6.0%
Common	David Corcoran (3)	2,285,685	5.1%
Common	Victor Yates (4)	1,429,772	3.2%
Common	Melissa McElwee (5)	552,150	1.2%
Common	Lindsay Nauen	0	0.0%
	Total Directors/Officers	6,957,657	15.6%

	TOTAL 5% and Directors/Officers	13,473,352	30.2%

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

(5) 450,000 represent currently exercisable stock options.

# Based on 44,554,926 shares outstanding as of 8/31/2014.

Escrowed Common Shares

On 5/15/1987, the Company issued 296,500 shares of “Principal Escrow” common stock at CDN$0.01 per share.  Effective 11/24/2004, 124,530 of these shares were cancelled and returned to the treasury.  48,922 of these shares are still escrowed and outstanding.  On 8/31/2014, these are held:

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

Table No. 10 Stock Options Outstanding August 31, 2014
	Number of Shares	US$
	of Common	Exercise	Grant	Expiration
Name	Stock	Price	Date	Date

David Corcoran	787,500	$0.10	5/15/12	5/15/15
David Corcoran	212,500	$0.097	8/02/13	8/02/16
Victor Yates	787,500	$0.10	5/15/12	5/15/15
Victor Yates	212,500	$0.097	8/02/13	8/02/16
Michael Huddy	787,500	$0.10	5/15/12	5/15/15
Michael Huddy	212,500	$0.097	8/02/13	8/02/16
Craig Roberts	200,000	$0.10	5/15/12	5/15/15
Melissa McElwee	300,000	$0.10	5/15/12	5/15/15
Melissa McElwee	150,000	$0.097	8/02/13	8/02/16
Subtotal Officers/Directors	3,650,000

Consultants/Employees	680,000
Total Officers/Directors/Employees	4,330,000

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Corcoran, Administrator/Director

Mr. Corcoran was compensated for his managerial services to the Company indirectly through Corcoran Enterprises Ltd., a private company controlled by Mr. Corcoran.  During Fiscal 2014/2013, $0 and $12,500 were paid/accrued to Corcoran Enterprises Ltd., respectively.  Mr. Corcoran resigned as Chief Financial Officer on 11/30/2012 during Fiscal 2013.

During the twelve months ended June 30, 2012, the Company issued a convertible debenture to a company controlled by Mr. Corcoran in the amount of $150,000. The Company is drawing on this debenture in tranches of between $10,000-50,000 and as of June 30, 2014, the company had received $110,000 in respect of this debenture.  The debenture bears interest at 12% per annum and is secured by a third charge over the Company’s plant and equipment as well as charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder thereof to purchase an additional share for $0.10 for a period of two years from the conversion date.

Michael Huddy, President/CEO

During the twelve months ended June 30, 2012, the Company issued a convertible debenture to a company controlled by Mr. Huddy, director, in the amount of $150,000. The Company is drawing on this debenture in tranches of between $10,000-50,000 and as of June 30, 2014, the company had received $130,000 in respect of this debenture.  The debenture bears interest at 12% per annum and is secured by a third charge over the Company’s plant and equipment as well as charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder thereof to purchase an additional share for $0.10 for a period of two years from the conversion date.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional accounting services were rendered by BDO Canada LLP for Fiscal 2014 and Fiscal 2013.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements incurred in the fiscal years ended 6/30/2014 and 6/30/2013 were $73,345 and $67,759, respectively.

Audit Related Fees

The Company incurred no audit related fees during fiscal years ended 6/30/2014 and 6/30/2013.

Tax Fees

The Company incurred tax fees of $Nil and $Nil during fiscal years ended 6/30/2014 and 6/30/2013 for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred no other fees during the last two fiscal years for services rendered by the Company’s principal accountant.

PART IV

ITEM 15.  EXHIBITS

2.	Plan of acquisition, reorganization, arrangement, of acquisition, reorganization, arrangement, liquidation, or succession: No Disclosure Necessary
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
22.	Published report regarding matters submitted to vote: No Disclosure Necessary
23.	Consent of Experts and Counsel: Consent of Auditor
24.	Power of Attorney: No Disclosure Necessary
31.	Rule 13a/15d-14(a) Certifications – Huddy
31.	Rule 13a/15d-14(a) Certifications – McElwee
32.	Section 1350 Certification – Huddy
32.	Section 1350 Certification – McElwee
99.	Additional Exhibits: No Disclosure Necessary

101.INS:	XBRL Instance Document
101.SCH:	XBRL Taxonomy Extension Schema Document
101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB:	XBRL Taxonomy Extension Label Linkbase Document
101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE PAGE

Pursuant to the requirements of Section 12g of the Securities Exchange Act of 1934, the Registrant certifies that it meets all of the requirements for filing on Form 10-K and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Barrier Technology Inc. --– SEC File #000-20412

Registrant

Dated: September 29, 2014 By /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: September 29, 2014 By /s/ Melissa McElwee
Melissa McElwee, CFO