Form 10-Q
period 2014-09-30
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2014-11-14
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 11/14/2014: 44,554,926 Common Shares w/o par value

Part 1 – Financial Information

Item 1.  Financial Statements

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS September 30, 2014 and June 30, 2014 (Stated in US Dollars) (Unaudited)

	September 30,	June 30,
	2014	2014
ASSETS		(audited)

Current
Cash and cash equivalents	$ 984,368	$ 708,926
Accounts receivable	177,855	235,714
Inventory - Note 3	448,470	448,490
Prepaid expenses and deposits	84,055	46,655
Total Current Assets	1,694,748	1,439,785
Property, plant and equipment	2,933,290	2,877,530
Total Assets	$ 4,628,038	$ 4,317,315

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 708,812	$ 714,994
Current portion of long term debt - Note 4	64,673	63,650
Obligation under capital leases	82,279	75,494
Total Current Liabilities	855,764	854,138
Long-term debt - Note 4	231,938	248,460
Convertible debentures - Note 5	240,000	240,000
Obligation under capital leases	69,679	59,473

Total Liabilities	1,397,381	1,402,071

STOCKHOLDERS' EQUITY
Common Stock - Note 6
Authorized:
100,000,000 common shares without par value
Issued:
44,554,926 common shares (June 30, 2014: 44,554,926)	15,478,926	15,478,926
Additional paid-in capital	1,639,363	1,639,363
Accumulated deficit	(13,887,632)	(14,203,045)

Total Stockholders' Equity	3,230,657	2,915,244

Total Liabilities and Stockholders' Equity	$ 4,628,038	$ 4,317,315

APPROVED BY THE BOARD OF DIRECTORS

"David Corcoran"	"Victor Yates"
David Corcoran, Director	Victor Yates, Director

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS for the three months ended September 30, 2014 and 2013 (Stated in US Dollars) (Unaudited)

	Three months ended
	September 30,

	2014	2013

Sales - Note 8	$ 2,472,378	$ 2,282,153

Cost of Sales	1,907,846	1,860,542

Gross Profit	564,532	421,611

Expenses
Accounting and audit fees	46,859	47,166
Filing Fees	3,631	5,391
Insurance	21,907	18,416
Bank charges and interest	40	17
Legal fees	19,243	28,987
Office and miscellaneous	20,693	22,672
Sales, marketing, and investor relations	12,054	7,265
Telephone	3,370	2,916
Transfer agent fees	1,403	1,037
Wages and management fees	106,254	168,052

Total Administrative Expenses	235,454	301,919

Operating Income	329,078	119,692

Foreign exchange gain (loss) and other income	307	(2,228)
Interest on long-term obligations	(13,972)	(15,844)

Total Other Expense	(13,665)	(18,072)

Net income for the period	$ 315,413	$ 101,620

Basic and diluted income per share	$ 0.01	$ 0.00

Weighted average number of shares outstanding:

Basic	44,554,926	44,454,926

Diluted	47,616,713	44,454,926

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended September, 2014 and 2013
(Stated in US Dollars)
(Unaudited)
	Three months ended
	September 30,
	2014	2013

Operating Activities
Net income for the period	$ 315,413	$ 101,620
Items not involving cash:
Depreciation - plant and equipment	81,630	78,544
Stock-based compensation - consulting	-	2,220
Stock-based compensation - wages	-	63,139
Changes in non-cash working capital balances related to operations:
Accounts receivable	57,859	11,596
Inventory	20	(125,212)
Prepaid expenses and deposits	(37,400)	30,938
Accounts payable and accrued liabilities	(6,182)	(130,509)
Deferred Revenue	-	50,000

Net cash provided by operating activities	411,340	82,336

Cash Flows used in Financing Activities
Repayment of long term debt	(15,499)	(14,543)
Decrease in obligations under capital lease	(16,532)	(15,794)
Net cash used in financing activities	(32,031)	(30,337)

Cash Flows used in Investing Activities
Acquisition of equipment	(103,867)	(26,334)
Net cash used in investing activities	(103,867)	(26,334)

Increase in cash and cash equivalents during the period	275,442	25,665

Cash and cash equivalents, beginning of the period	708,926	179,578

Cash and cash equivalents, end of the period	$ 984,368	$ 205,243

Supplemental Cash Flow Information
Cash paid for interest	$ 13,972	$ 15,844

Cash paid for income taxes		$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the period ended September 30, 2014
(Stated in US Dollars)
(Unaudited)

	Common Stock
			Additional
	Issued	Amount	Paid-in	Accumulated
	Shares		Capital	Deficit	Total

Balance, June 30, 2013	44,454,926	$ 15,463,675	$ 1,579,555	$(14,788,993)	$ 2,254,237
Stock Based Compensation	-	-	65,359	-	65,359
Exercise of options	100,000	9,700	-	-	9,700
Fair value of stock options exercised		5,551	(5,551)	-	-
Net income for the period	-	-	-	585,948	585,948

Balance, June 30, 2014	44,554,926	15,478,926	1,639,363	(14,203,045)	2,915,244

Net Income for the period	-	-	-	315,413	315,413

Balance, September 30, 2014	44,554,926	$ 15,478,926	$ 1,639,363	$(13,887,632)	$ 3,230,657

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2014

(Stated in US Dollars)

(Unaudited)

Note 1

Basis of Presentation

The accompanying unaudited condensed financial statements of International Barrier Technology Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (“SEC”) Regulation S-X.  Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2014 included in the Annual Report on Form 10-K filed with the SEC on September 29, 2014.  The unaudited condensed consolidated interim financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2014, and the consolidated results of operations and cash flows for the three months ended September 30, 2014.  All intercompany accounts and transactions have been eliminated.  It should be understood that accounting measures at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2014

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

Certain of the Company’s cash equivalents, consisting of short-term term deposits, are based on Level 2 inputs in the ASC 820 fair value hierarchy.

The Company’s long-term debt is based on Level 2 inputs in the ASC 820 fair value hierarchy.  Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the long-term debt is $296,611 (June 30, 2014:  $312,110).

The Company’s convertible debentures are based on Level 2 inputs in the ASC 820 fair value hierarchy.  The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates.  At September 30, 2014, the convertible debentures had a fair value of $704,159 (June 30, 2014:  $779,196).

The Company’s capital lease obligations are based on Level 2 inputs in the ASC 820 fair value hierarchy.  The fair value of the capital lease obligations is $151,958 (June 30, 2014:  $134,967).

As at September 30, 2014, the Company has no assets or liabilities that have fair values measured using Level 3 inputs.

Note 3

Inventory

	September 30, 2014	June 30, 2014

Raw materials	$ 326,832	$ 365,414
Finished goods	121,638	83,076

	$ 448,470	$ 448,490

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2014

(Stated in US Dollars)

(Unaudited)

Note 4

Long-term Debt

	September 30, 2014	June 30, 2014
Term bank loan facility in the amount of $450,000 bearing interest at 6.25% and collateralized by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The facility is being amortized over 4 years with fixed monthly blended payments of principal and interest totaling $6,800 with a balloon payment due on January 1, 2016	296,611	312,110

	296,611	312,110
Less: current portion	(64,673)	(63,650)

	$ 231,938	$ 248,460

The Company has a $200,000 revolving credit facility with terms that include an interest rate of 6.25% per annum and a maturity date of June 13, 2015. The Company has not drawn any funds on this facility.

Note 5

Convertible Debt

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches from $10,000-$50,000 and as at September 30, 2014 the Company had received $240,000 (2013:  $240,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date. During the three month period ended September 30, 2014, the Company incurred interest charges of $7,200 (2013:  $7,200) on these convertible debentures.

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2014

(Stated in US Dollars)

(Unaudited)

Note 6

Common Stock

Escrow:

At September 30, 2014, there are 48,922 (2013 – 48,922) common shares held in escrow by the Company’s transfer agent, the release which is subject to the approval of the regulatory authorities. As at September 30, 2014 and June 30, 2014, all of these shares held in escrow are issuable but the Company has yet to request their release.

Commitments:

Stock-based Compensation Plan

At September 30, 2014, the Company has outstanding options that were granted to directors, officers, and consultants to purchase 4,330,000 common shares of the Company.

A summary of the status of the Company’s share purchase option plan for the three months ended September 30, 2014 is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding, June 30, 2014	4,330,000	$ 0.099
Outstanding, September 30, 2014	4,330,000	$ 0.099
Exercisable, September 30, 2014	4,330,000	$ 0.099
Exercisable, June 30, 2014	4,330,000	$ 0.099

The following summarizes information about the stock options outstanding at September 30, 2014:

Number	Exercise		Remaining
	Price	Expiry Date	Contractual Life

3,252,500	$0.10	May 15, 2015	0.62 years
1,077,500	$0.097	August 2, 2016	1.84 years
4,330,000

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2014

(Stated in US Dollars)

(Unaudited)

Note 6

Common Stock – (cont’d)

Commitments – (cont’d)

Stock-based Compensation Plan – (cont’d)

During the three month period ended September 30, 2013, the Company granted 1,177,500 fully vested share purchase options having a fair value of $65,359.  The fair value of options was calculated using the Black-Scholes option pricing model using the following weighted average assumptions:  stock price - $0.058; exercise price - $0.097; expected life – 3.0 yrs; volatility – 246.16%; risk free discount rate – 0.59%; dividend rate 0.00%.

Stock-based compensation amounts for the three month period ended September 30, 2014 are classified in the Company’s Statement of Operations as follows:

	September 30, 2014	September 30, 2013
Wages and Management Fees	$ -	$ 63,139
Consulting	-	2,220
Total Stock Based Compensation	$ -	$ 65,359

Note 7

Non Cash Transactions

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the consolidated statements of cash flows.  During the three months ended September 30, 2014, the Company acquired equipment totalling $33,523 by way of a capital lease

During the three months ended September 30, 2013, there were  no non-cash investing and financing activities  excluded from the condensed consolidated statement of cash flows.

Note 8

Segmented Information and Sales Concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials. Substantially all of the Company’s revenues and long-term assets are located in the United States.

During the three months ended September 30, 2014, two customers accounted for 100% of total sales revenue:

		Three months ended
	September 30, 2014		September 30, 2013
Customer #1	75%		73%
Customer #2	25%		24%

The accounts receivable from each of these customers at September 30, 2014 were $160,586 and $17,247, respectively (2013:  $159,256 and $0, respectively).

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

Description of Business

International Barrier Technology Inc. (Barrier) manufactures and sells fire-rated building materials. Barrier’s primary business is in the United States, but also has a license agreement with a major OSB producer in the European Union.  In addition, Barrier is working to develop distribution partnerships and manufacturing technology license agreements to enter building products markets in Australia, Europe, and South America. Barrier possesses a proprietary fire resistive material technology (Pyrotite®) and a patented manufacturing process that when applied to building materials their respective fire resistant properties are significantly enhanced.  Many of the top multifamily and wood frame commercial builders in the United States utilize Barrier’s fire-rated structural panels in areas where the building code requires the use of a fire-rated building panel.

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

Sales revenue reported for the quarterly period ending September 30, 2014 was up 8% to $2,472,378 in comparison to $2,282,153 generated in the same comparable period in 2013. Total sales volume, as measured by surface volume of product shipped, was 6,355,100 sq. ft.  This is a 14% increase from the 5,560,500 sq. ft. shipped during the previous comparable period and the second largest quarterly shipment volume (second to last quarter Apr-Jun 2014).

Shipments into the Residential Roof Deck, Wall Assembly, and Structural Insulated Panel Market Sectors (LP FlameBlock) during the quarter increased 13% over shipments in the comparable quarter last year.  Sales into the Commercial Modular Market (FR Deck Panel) increased 18% in comparison to Q1 a year ago.

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

While Supply Agreement modifications are being discussed, relative to the inherent changes required for future possible expansion, Barrier and LP have agreed to continue operating with  extensions of the existing Agreement, as needed, to enable purposeful discussions to continue long enough to insure both parties interests have been discussed and accommodated as best possible.

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

Gross profit for the quarterly period ended September 30, 2014 was $564,532 vs. $421,611 in the previous year quarter. The gross margin, as a percentage of sales revenue, increased to 23% in the current quarter from 18% in the prior comparable period.  In the near term, gross margins are anticipated to remain relatively flat or perhaps to improve slightly based on continued gains in production efficiency. Capacity limitations at the current manufacturing facility in Watkins Minnesota, however, are being approached and further improvement in scale efficiency will be delayed until additional production capacity is added. The development of additional manufacturing capability is anticipated by late 2015.

Cost of sales increased to $1,907,846 from $1,860,542 in the prior year quarterly period.  The increase is attributable to the increase in volume produced.  Barrier created gains in manufacturing efficiency as measured by the average cost per square foot of production which decreased from $0.33 to $0.30 during the comparable reporting period.

Substrate cost and materials/labor were the major expenses in this category.  Substrate accounted for $407,363 for the period versus $436,064 in the same period last year. Materials and labor accounted for an additional $1,118,402 in the three month period in 2014 versus $1,027,630 in 2013.

Depreciation on plant and equipment is included in cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, increased slightly from $78,544 in Q1 2014 to $81,630 in Q1 2015.  The expense reflects scheduled depreciation of the newer manufacturing line equipment and building expansion.

Administrative expenses for the quarter ended September 30, 2014 decreased to $235,454 from $301,919 in the prior year quarterly period.  The administrative costs per sq. ft. were $0.037 for the quarter comparison which was an improvement from $0.054 reported through September 30, 2013. The positive impact of increased sales volume reducing administrative cost per square foot shipped was captured during this reporting period.

Accounting and Audit Fees decreased from $47,166 to $46,859.  A significant portion of the cost for accounting services is related to the year-end audit of Barrier’s annual financial statements.

Insurance costs have increased from $18,416 to $21,907.  The difference is due to annually adjusted premiums based on larger sales volume.

Legal fees decreased from $28,987 in Q1 2014 to $19,243 in Q1 2015.  Legal fees the past two years were expended on activities in support of developing strategic partners and technology licensees, the year-end Annual General Meeting, as well as in monitoring and protecting Pyrotite® patents and trademarks.

Barrier has four issued patents, two in the US, a patent in Australia, and a patent in Canada. These patents protect the manufacturing and process technology utilized in the production of fire-rated sheathing products utilizing Pyrotite®.

Sales, marketing, and investor relations expenses increased from $7,265 to $12,054 for the current quarter reported, year to year. During the reporting period, there were sales trips directly related to the expansion of product markets and potential manufacturing expansion sites.

Barrier’s cost for sales and marketing will continue to remain at relatively low levels compared to sales volume as our partners, LP and MuleHide Products, perform the majority of those functions themselves. Barrier remains active in a support role by providing necessary technical sales support but most of the day to day market and sales development activities are already being performed by the capable sales and marketing staff of LP and MuleHide Products resulting in improved sales but also lower costs for Barrier.

Wages and management fees decreased to $106,254 from $168,052.  The major decrease in the fee is attributed to the non-cash valuation of options granted during the prior year quarterly reporting period.

Operating Income of $329,078 is being reported for the quarterly period ending September 30, 2014, whereas in the same period in 2013, operating income of $119,692 was reported.

The significant improvement in operating income is a result of increased sales volumes and focus on manufacturing efficiency. It is Barrier’s fundamental belief that sustained increased sales volume coupled with an intense focus on manufacturing efficiency is the best pathway to long-term profitability.

Other items include income and costs not directly related to business operations.  Other income items reported during the quarterly ended September 30, 2014 herein includes interest/other income of $307.  To compare, for the same reporting period last year there was a foreign exchange loss of $2,326 and interest/other income of $98.

Interest on Long Term Debt has decreased from $15,844 to $13,972 for the 3-month reporting period as a result of larger principal payments as long term debt ages.

Net Income.  Net income of $315,413 is being reported for the quarter ended September 30, 2014, whereas in the same period in 2013, net income of $101,620 was reported.

Barrier remains focused on cutting costs and improving efficiencies wherever it can.  This includes operating the manufacturing line with maximum efficiency. Keeping a vigilant handle on costs will help keep operational costs as low as possible and enable financial improvements to continue and at lower volumes than previously possible.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the nine most recently completed quarters:

	Sept 30 2014	Jun 30 2014	Mar 31 2014	Dec 31 2013	Sept 30 2013	Jun 30 2013	Mar 31 2013	Dec 31 2012
Volume shipped (MSF)	6,355	6,650	4,169	3,371	5,561	5,162	3,625	2,506
Total Revenues (000)	$2,472	$2,778	$1,700	$1,394	$2,282	$2,426	$1,695	$977
Operating Income(loss) (000)	$329	$520	$85	($29)	$120	$218	$50	($125)
Net income (loss) (000)	$315	$457	$72	($45)	$102	$201	$36	($135)
EPS (Loss) Per Share	$0.01	$0.01	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

Selected Annual Information

The following financial data is for the three most recent years ended June 30:

	2014	2013	2012
Total Revenue	$8,154.0	$5,995.0	$4,144.8
Net income (loss)	$586.0	$(58.6)	$(139.7)
Per share	$0.01	$0.00	$0.00
Per share, fully diluted	$0.01	$0.00	$0.00
Total assets	$4,317.3	$3,921.9	$3,708.0
Total long-term financial liabilities	$687.1	$818.1	$900.0
Cash dividends declared per share	Nil	Nil	$Nil

New product and market development

Barrier continues to provide support to LP for a number of new product and market development initiatives including activity directed specifically toward applications in geographic areas where wildfires are prevalent and where building code development is becoming more restrictive with respect to designing for improved fire resistance. Focus has continued on developing products engineered to meet requirements established for Wildland/Urban Interface (WUI) zones. WUI zones are primarily located in the western US, and are areas where special building codes have been developed to help save homes if a brush fire should occur.

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

Preliminary fire tests have already provided positive results and have elicited increased enthusiasm for these projects.  Pyrotite technology seems to provide EWP with sufficient improvement in fire resistance and structural integrity.  Barrier and LP’s EWP Division will be actively researching these exciting opportunities in the ensuing fiscal year and will endeavor to develop products that will meet code requirements being developed by the International Code Council (ICC).

Global licensing opportunities

Barrier continues to explore manufacturing and distribution opportunities for Pyrotite® technology in geographies outside of the US.  During the fiscal year ended June 30, 2014, Barrier announced a licensing agreement for the manufacture and distribution of Pyrotite® products in the European Union and Russia.  Kronospan, a world-wide leader in OSB manufacturing, has officially added “OSB Pyrotite ECO” (a fire-resistant OSB panel) to their family of products.  Barrier provided technical assistance in the design of their first manufacturing line, the transfer of production process technology, and material acquisition criteria.  The manufacturing line is now fully operational.  The license agreement provides for a payment made quarterly to Barrier by the Licensee of a royalty based on the volume of product produced. A minimum annual royalty fee was established along with an “up-front” license fee which was paid pursuant to the execution of the license agreement earlier in the year.  The agreement contemplates the Licensee developing additional production facilities over the term of the license and making additional royalty payments to Barrier based on these plants production.  The license agreement follows standard licensing protocol, which allows for the audit of manufacturing process and financial revenue information.

The selection of Pyrotite® technology by the licensor after extensive research and testing of several other fire-resistant technologies adds additional credibility to our Pyrotite® technology and could lead to potential interest in other geographies.

Financial position & financings

Barrier ended the period with a working capital surplus (current assets less current liabilities) of $838,984.  Operating cash flow was $411,340 in comparison to $82,336 for the quarter ended September 30, 2013.

Barrier has a short term revolving line of credit ($200,000) at the local Farmers State Bank of Watkins, in Watkins, Minnesota.  As of September 30, 2014 the balance owing on the revolving line of credit was $0 leaving an additional $200,000 available for use.  In addition, two convertible debentures in the amount of $150,000 each were established in December 2011.  To date, $240,000 has been used on these debentures with an additional $60,000 available for cash flow if needed.

Investing activities resulted in net cash outflow of $103,867 in the current period in comparison to a net cash outflow of $26,334 in the prior year.  The cash outflow was the result of the acquisition of plant and equipment capital improvements.

Financing activities resulted in net cash outflow of $32,031 in the current quarter compared to a net cash outflow of $30,337 for the comparable period.

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

Current and Future Financing Needs

At September 30, 2014, the current cash and cash equivalents totaled $984,368; there was $200,000 in available funds to draw on the revolving credit facility, and an additional $60,000 available from the convertible debentures.

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

•

Costs associated with the research and development activities

•

Costs associated with maintaining property, plant and equipment and intellectual property

Related Party Transactions

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches from $10,000 - $50,000 and as at September 30, 2014 the Company had received $240,000 (2013:  $240,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date.  During the quarter ended September 30, 2014, the Company incurred interest charges of $7,200 (2013:  $7,200) on these convertible debentures.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of September 30, 2014:  44,554,926 common shares at $15,478,926

Issued as of November 14, 2014:  44,554,926 common shares at $15,478,926

Options outstanding:

The following summarizes information about the stock options outstanding at September 30, 2014:

	Exercise
Number	Price	Expiry Date

3,252,500	$0.10	May 15, 2015
1,077,500	$0.097	August 2, 2016

4,330,000

Other Matters

As at September 30, 2014 the Company did not have any off-balance sheet arrangements to report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this interim report on Form 10-Q, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of September 30, 2014 and has concluded the disclosure controls and procedures were ineffective.  As of the date of this filing, the Company is still in the process of remediating such material weaknesses in its internal controls and procedures.

b.  Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors identified in the Annual Report on Form 10-K for the year ended June 30, 2014, in response to Item 1A, Risk Factors, to Part I of the Annual Report.

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

International Barrier Technology Inc. --– SEC File #000-20412

Registrant

Dated: November 14, 2014	By: /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: November 14, 2014	By: /s/ Melissa McElwee
Melissa McElwee, CFO