Form 10-Q
period 2014-12-31
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2015-02-17
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 02/13/2015: 44,554,926 Common Shares w/o par value

Part 1 – Financial Information

Item 1.  Financial Statements

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS December 31, 2014 and June 30, 2014 (Stated in US Dollars) (Unaudited)

		December 31,	June 30,
		2014	2014
			(audited)
ASSETS
Current
Cash and cash equivalents		$ 767,350	$ 708,926
Accounts receivable		3,662	235,714
Inventory - Note 3		638,712	448,490
Prepaid expenses and deposits		81,796	46,655
Total Current Assets		1,491,520	1,439,785
Property, plant and equipment		3,044,671	2,877,530
Total Assets		$ 4,536,191	$ 4,317,315

LIABILITIES
Current
Accounts payable and accrued liabilities		$ 549,256	$ 714,994
Current portion of long term debt - Note 4		65,700	63,650
Obligation under capital leases		83,560	75,494
Total Current Liabilities		698,516	854,138
Long-term debt - Note 4		215,064	248,460
Convertible debentures - Note 5		240,000	240,000
Obligation under capital leases		47,186	59,473

Total Liabilities		1,200,766	1,402,071

STOCKHOLDERS' EQUITY
Common Stock - Note 6
Authorized:
100,000,000 common shares without par value
Issued:
44,554,926 common shares (June 30, 2014: 44,554,926)		15,478,926	15,478,926
Additional paid-in capital		1,639,363	1,639,363
Accumulated deficit		(13,782,864)	(14,203,045)

Total Stockholders' Equity		3,335,425	2,915,244

Total Liabilities and Stockholders' Equity		$ 4,536,191	$ 4,317,315

APPROVED BY THE BOARD OF DIRECTORS

"David Corcoran"		"Victor Yates"
David Corcoran	Director	Victor Yates	Director

See accompanying notes.

INTERNATIONAL BARRIER TECHNOLOGY, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

for the three and six months ended December 31, 2014 and 2013

(Stated in US Dollars)

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013

Sales - Note 8	$ 1,836,032	$ 1,393,637	$ 4,308,410	$ 3,675,790

Cost of Sales	1,490,405	1,228,941	3,398,251	3,089,483

Gross Profit	345,627	164,696	910,159	586,307

Expenses
Accounting and audit fees	10,040	14,566	56,899	61,732
Filing Fees	14,371	13,630	18,002	19,021
Insurance	19,062	15,375	40,969	33,791
Bank charges and interest	32	-	72	17
Legal fees	32,098	6,510	51,341	35,497
Office and miscellaneous	22,235	17,344	42,928	40,016
Sales, marketing, and investor relations	9,556	4,413	21,610	11,678
Telephone	3,148	3,050	6,518	5,966
Transfer agent fees	1,194	3,519	2,597	4,556
Wages and management fees	114,711	115,129	220,965	283,181

Total Administrative Expenses	226,447	193,536	461,901	495,455

Operating Income (loss)	119,180	(28,840)	448,258	90,852

Foreign exchange gain (loss) and other income	346	174	653	(2,054)
Interest on long-term obligations	(14,758)	(15,943)	(28,730)	(31,787)

Total Other Expense	(14,412)	(15,769)	(28,077)	(33,841)

Net income (loss) for the period	$ 104,768	$ (44,609)	$ 420,181	$ 57,011

Basic and diluted income (loss) per share	$ 0.00	$ (0.00)	$ 0.01	$ 0.00

Weighted average number of shares outstanding:

Basic	44,554,926	44,454,926	44,554,926	44,454,926

Diluted	47,910,641	44,454,926	47,783,658	45,804,219

See accompanying notes.

INTERNATIONAL BARRIER TECHNOLOGY, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended December 31, 2014 and 2013
(Stated in US Dollars)
(Unaudited)
	Six months ended
	December 31,
	2014	2013

Operating Activities
Net income for the period	$ 420,181	$ 57,011
Items not involving cash:
Depreciation - plant and equipment	165,855	157,633
Stock-based compensation - consulting	-	2,220
Stock-based compensation - wages	-	63,139
Changes in non-cash working capital balances related to operations:
Accounts receivable	232,052	(6,758)
Inventory	(190,222)	(62,773)
Prepaid expenses and deposits	(35,141)	55,798
Accounts payable and accrued liabilities	(165,738)	(215,561)
Deferred Revenue	-	50,000

Net cash provided by operating activities	426,987	100,709

Cash Flows used in Financing Activities
Repayment on long term debt	(31,346)	(29,439)
Repayment of obligations under capital lease	(37,744)	(35,107)
Net cash used in financing activities	(69,090)	(64,546)

Cash Flows used in Investing Activities
Acquisition of equipment	(299,473)	(88,020)
Net cash used in investing activities	(299,473)	(88,020)

Increase (decrease) in cash and cash equivalents during the period	58,424	(51,857)

Cash and cash equivalents, beginning of the period	708,926	179,578

Cash and cash equivalents, end of the period	$ 767,350	$ 127,721

Supplemental Cash Flow Information
Cash paid for interest	$ 28,730	$ 31,787

Cash paid for income taxes	$ 800	$ 1,300

Supplemental Cash Flow Information – Note 7

See accompanying notes.

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY for the period ended December 31, 2014 (Stated in US Dollars) (Unaudited)

	Common Stock
			Additional
	Issued	Amount	Paid-in	Accumulated
	Shares		Capital	Deficit	Total

Balance, June 30, 2013	44,454,926	$ 15,463,675	$ 1,579,555	$(14,788,993)	$ 2,254,237
Stock Based Compensation	-	-	65,359	-	65,359
Exercise of options	100,000	9,700	-	-	9,700
Fair value of stock options exercised		5,551	(5,551)	-	-
Net income for the period	-	-	-	585,948	585,948

Balance, June 30, 2014	44,554,926	15,478,926	1,639,363	(14,203,045)	2,915,244
Net Income for the period	-	-	-	420,181	420,181

Balance, December 31, 2014	44,554,926	$ 15,478,926	$ 1,639,363	$(13,782,864)	$ 3,335,425

See accompanying notes.

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2014

(Stated in US Dollars)

(Unaudited)

Note 1

Basis of Presentation

The accompanying unaudited condensed financial statements of International Barrier Technology Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (“SEC”) Regulation S-X.  Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2014 included in the Annual Report on Form 10-K filed with the SEC on September 29, 2014.  The unaudited condensed consolidated interim financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at December 31, 2014, and the consolidated results of operations and cash flows for the three and six months ended December 31, 2014.  All intercompany accounts and transactions have been eliminated.  It should be understood that accounting measures at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

December 31, 2014

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

Certain of the Company’s cash equivalents, consisting of short-term term deposits, are based on Level 2 inputs in the ASC 820 fair value hierarchy.

The Company’s long-term debt is based on Level 2 inputs in the ASC 820 fair value hierarchy.  Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the long-term debt is $280,764 (June 30, 2014:  $312,110).

The Company’s convertible debentures are based on Level 2 inputs in the ASC 820 fair value hierarchy.  The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates.  At December 31, 2014, the convertible debentures had a fair value of $1,109,706 (June 30, 2014:  $779,196).

The Company’s capital lease obligations are based on Level 2 inputs in the ASC 820 fair value hierarchy.  The fair value of the capital lease obligations is $130,746 (June 30, 2014:  $134,967).

As at December 31, 2014, the Company has no assets or liabilities that have fair values measured using Level 3 inputs.

Note 3

Inventory

	December 31, 2014	June 30, 2014

Raw materials	$ 359,117	$ 365,414
Finished goods	279,595	83,076

	$ 638,712	$ 448,490

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2014

(Stated in US Dollars)

(Unaudited)

Note 4

Long-term Debt

	December 31, 2014	June 30, 2014

Term bank loan facility in the amount of $450,000 bearing interest at 6.25% and collateralized by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The facility is being amortized over 4 years with fixed monthly blended payments of principal and interest totaling $6,800 with a balloon payment due on January 1, 2016	280,764	312,110

	280,764	312,110
Less: current portion	(65,700)	(63,650)

	$ 215,064	$ 248,460

The Company has a $200,000 revolving credit facility with terms that include an interest rate of 6.25% per annum and a maturity date of June 13, 2015. The Company has not drawn any funds on this facility.

Note 5

Convertible Debt

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches from $10,000-$50,000 and as at December 31, 2014 the Company had received $240,000 (2013:  $240,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date. During the six month period ended December 31, 2014, the Company incurred interest charges of $14,400 (2013:  $14,400) on these convertible debentures.

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2014

(Stated in US Dollars)

(Unaudited)

Note 6

Common Stock

Escrow:

At December 31, 2014, there are 48,922 (2013 – 48,922) common shares held in escrow by the Company’s transfer agent, the release which is subject to the approval of the regulatory authorities. As at December 31, 2014 and June 30, 2014, all of these shares held in escrow are issuable but the Company has yet to request their release.

Commitments:

Stock-based Compensation Plan

At December 31, 2014, the Company has outstanding options that were granted to directors, officers, and consultants to purchase 4,330,000 common shares of the Company.

A summary of the status of the Company’s share purchase option plan for the six months ended December 31, 2014 is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, June 30, 2014	4,330,000	$ 0.099

Outstanding, December 31, 2014	4,330,000	$ 0.099

Exercisable, December 31, 2014	4,330,000	$ 0.099

Exercisable, June 30, 2014	4,330,000	$ 0.099

The following summarizes information about the stock options outstanding at December 31, 2014:

Number	Exercise		Remaining
	Price	Expiry Date	Contractual Life

3,252,500	$0.10	May 15, 2015	0.37 years
1,077,500	$0.097	August 2, 2016	1.59 years
4,330,000

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2014

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

Stock-based compensation amounts for the six month period ended December 31, 2014 are classified in the Company’s Statement of Operations as follows:

	December 31, 2014	December 31, 2013

Wages and Management Fees	$ -	$ 63,139
Consulting	-	2,220

Total Stock Based Compensation	$ -	$ 65,359

Note 7

Non Cash Transactions

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the consolidated statements of cash flows.  During the six months ended December 31, 2014, the Company acquired equipment totaling $33,523 by way of a capital lease

During the six months ended December 31, 2013, there were no non-cash investing and financing activities excluded from the condensed consolidated statement of cash flows.

Note 8

Segmented Information and Sales Concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials. Substantially all of the Company’s revenues and long-term assets are located in the United States.

During the three and six months ended December 31, 2014, two customers accounted for 100% of total sales revenue:

	Three months ended		Six months ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Customer #1	71%	72%	73%	74%
Customer #2	29%	28%	27%	26%

The accounts receivable from each of these customers at December 31, 2014 were $0 and $0, respectively (2013:  $99,447 and $84,289, respectively).

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

Description of Business

International Barrier Technology Inc. (Barrier) manufactures and sells fire-rated building materials. Barrier’s primary business is in the United States, but also has a license agreement with a major OSB producer in the European Union.  In addition, Barrier is working to develop distribution partnerships and manufacturing technology license agreements is successfully endeavoring to enter building products markets in Australia, Europe, and South America. Barrier possesses a proprietary fire resistive material technology (Pyrotite®) and a patented manufacturing process that when applied to building materials their respective fire resistant properties are significantly enhanced.  Many of the top multifamily and wood frame commercial builders in the United States utilize Barrier’s fire-rated structural panels in areas where the building code requires the use of a fire-rated building panel.

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

Sales revenue reported for the quarter ended December 31, 2014 was up 32% to $1,836,032 in comparison to $1,393,637 generated in the same comparable period in 2013. Year-to date sales increased 17% to $4,308,410 vs. $3,675,790.  Total sales volume, as measured by surface volume of product shipped, was 4,515,500 sq. ft. for the quarter.  This is a 34% increase from the 3,371,300 sq. ft. shipped during the same quarterly period last year.  Sales for the six months ending December 31, 2014 (fiscal year-to-date) are up 22% to 10,870,600 sq. ft. from 8,931,800 in the same period in 2013.

Shipments into the Residential Roof Deck, Wall Assembly, and Structural Insulated Panel Market Sectors (LP FlameBlock) during the quarter increased 29% over shipments in the comparable quarter last year and 19% during the six month period.  Sales into the Commercial Modular Market (FR Deck Panel) increased 48% in comparison to Q2 a year ago and 30% year-to-date.

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

While Supply Agreement modifications are being discussed, relative to the inherent changes required for future possible expansion, Barrier and LP have agreed to continue operating with  extensions of the existing Agreement, as needed, to enable purposeful discussions to continue long enough to insure both parties interests have been discussed and accommodated as best as possible.

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

Gross profit for the quarterly period ended December 31, 2014 was $345,627 vs. $164,696 in the previous year quarter and $910,159 for the fiscal year-to-date period (vs. $586,307 in 2013). The gross margin, as a percentage of sales revenue, increased to 19% from 12% for the quarterly period and increased to 21% from 16% for the year-to-date period.  In the near term, gross margins are anticipated to remain relatively flat or perhaps to improve slightly based on continued gains in production efficiency. Capacity limitations at the current manufacturing facility in Watkins Minnesota, however, are being approached and further non-marginal improvement in scale efficiency will be delayed until additional production capacity is added. The development of additional manufacturing capability is anticipated by late 2015/early 2016.

Cost of sales in the three and six month periods increased to $1,490,405 and $3,398,251 from $1,228,941 and $3,089,483, respectively in the prior year comparable periods.  The increases are attributable to the increase in volume produced.  Barrier created gains in manufacturing efficiency as reflected in the three and six month average cost per sq. ft. of production which decreased from $0.36 to $0.33 for the quarter and from $0.35 to $0.31 for the six months.

Depreciation on plant and equipment is included in cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, increased slightly from $157,633 to $165,855 in the first six months of 2014.  The expense reflects scheduled depreciation of the newer manufacturing line equipment and building expansion.

Administrative expenses for the quarter ended December 31, 2014 increased to $226,444 from $193,536 and decreased during the six month period to $461,901 from $495,455.  The administrative costs per sq. ft. decreased quarterly (from $0.06 to $0.05) and year-to-date (from $0.06 to $0.04).  The positive impact of increased sales volume reducing administrative cost per square foot shipped was captured during this reporting period.

Accounting and Audit Fees decreased to $10,040 from $14,566 for the quarterly period and decreased to $56,899 from $61,732 year-to-date.  A significant portion of the cost for accounting services are related to the year-end and audited review and publishing of Barrier’s annual financials.

Insurance costs have increased for the quarter and the fiscal year-to-date periods (to $19,062 from $15,375 in the quarter and $40,969 from $33,791 year-to-date).  The difference is due to annually adjusted premiums based on larger sales volume.

Legal fees increased from $6,510 in Q2 2014 to $32,098 in Q2 2015 and from $35,497 to $51,341 for the six month period.  Legal fees the past two years were expended on activities in support of developing strategic partners and technology licensees, the year-end Annual General Meeting, as well as in monitoring and protecting Pyrotite® patents and trademarks.  Additional costs were incurred during the period as Barrier applied for and received a provisional patent from the US Patent Office for the process of treating I-Joists with Pyrotite®

Barrier has four issued patents, two in the US, a patent in Australia, and a patent in Canada. These patents protect the manufacturing and process technology utilized in the production of fire-rated sheathing products utilizing Pyrotite®.

Sales, marketing, and investor relations expenses increased from $4,413 to $9,556 for the current quarter and from $11,678 to $21,610 for the six month reporting period. During the reporting period, there were sales trips directly related to the expansion of product markets and potential manufacturing expansion sites.

Barrier’s cost for sales and marketing will remain at relatively low levels compared to sales volume as our partners, LP and MuleHide Products, perform the majority of those functions themselves. Barrier remains active in a support role by providing necessary technical sales support but most of the day to day market and sales development activities are already being performed by the capable sales and marketing staff of LP and MuleHide Products resulting in improved sales but also lower costs for Barrier.

Wages and management fees decreased to $114,711 from $115,129 during the quarter and to $220,965 from $283,181 year-to-date.  The major decrease in the fee is attributed to the non-cash valuation of options granted during the prior year reporting period.

Operating Income of $119,180 is being reported for the quarterly period ending December 31, 2014, whereas in the same period in 2013, a net loss of $28,840 was reported.  Operating income of $448,258 is reported for the year-to-date period vs. income of $90,852 in the comparable period in 2013.

The significant improvement in operating income is a result of increased sales volumes and focus on manufacturing efficiency. It is Barrier’s fundamental belief that sustained increased sales volume coupled with an intense focus on manufacturing efficiency is the best pathway to long-term profitability.

Other items include income and costs not directly related to business operations.  Other income items reported during the quarterly and six month periods ended December 31, 2014 include interest/other income of $346 and $653, respectively.  To compare, for the same reporting periods last year there was interest/other income of $174 (quarter) and foreign exchange/other income loss of $2,054 (six months).

Interest on Long Term Debt has decreased from $15,943 to $14,758 for the 3-month reporting period and from $31,787 to $28,730 for the 6-month reporting period as a result of larger principal payments as long term debt ages.

Net Income.  Net income of $104,768 is being reported for the quarter ended December 31, 2014, whereas in the same period in 2013, a net loss of $44,609 was reported.  For the six months ended December 31, 2014, net income is $420,181 vs. net income of $57,011 in the prior year.

Barrier remains focused on cutting costs and improving efficiencies wherever it can.  This includes operating the manufacturing line with maximum efficiency. Keeping a vigilant handle on costs will help keep operational costs as low as possible and enable financial improvements to continue and at lower volumes than previously possible.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the nine most recently completed quarters:

	Dec 31 2014	Sept 30 2014	Jun 30 2014	Mar 31 2014	Dec 31 2013	Sept 30 2013	Jun 30 2013	Mar 31 2013
Volume shipped (MSF)	4,516	6,355	6,650	4,169	3,371	5,561	5,162	3,625
Total Revenues (000)	$1,836	$2,472	$2,778	$1,700	$1,394	$2,282	$2,426	$1,695
Operating Income(loss) (000)	$119	$329	$520	$85	($29)	$120	$218	$50
Net income (loss) (000)	$105	$315	$457	$72	($45)	$102	$201	$36
EPS (Loss) Per Share	$0.00	$0.01	$0.01	$0.00	$0.00	$0.00	$0.00	$0.00

Selected Annual Information

The following financial data is for the three most recent years ended June 30:

	2014	2013	2012
Total Revenue	$8,154.0	$5,995.0	$4,144.8
Net income (loss)	$586.0	$(58.6)	$(139.7)
Per share	$0.01	$0.00	$0.00
Per share, fully diluted	$0.01	$0.00	$0.00
Total assets	$4,317.3	$3,921.9	$3,708.0
Total long-term financial liabilities	$687.1	$818.1	$900.0
Cash dividends declared per share	Nil	Nil	$Nil

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

Financial position & financings

Barrier ended the period with a working capital surplus (current assets less current liabilities) of $793,004.  Operating cash flow was $426,987 in comparison to $100,709 for the period ended December 31, 2013.

Barrier has a short term revolving line of credit ($200,000) at the local Farmers State Bank of Watkins, in Watkins, Minnesota.  As of December 31, 2014 the balance owing on the revolving line of credit was $0 leaving an additional $200,000 available for use.  In addition, two convertible debentures in the amount of $150,000 each were established in December 2011.  To date, $240,000 has been used on these debentures with an additional $60,000 available for cash flow if needed.

Financing activities resulted in net cash outflow of $69,090 in the current reporting period compared to a net cash outflow of $64,546 for the comparable period.

Investing activities resulted in net cash outflow of $299,473 in the current period in comparison to a net cash outflow of $88,020 in the prior year.  The cash outflow was the result of the acquisition of plant and equipment capital improvements.

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

Current and Future Financing Needs

At December 31, 2014, the current cash and cash equivalents totaled $767,350; there was $200,000 in available funds to draw on the revolving credit facility, and an additional $60,000 available from the convertible debentures.

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

•

Costs associated with the research and development activities

•

Costs associated with maintaining property, plant and equipment and intellectual property

Related Party Transactions

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches from $10,000 - $50,000 and as at December 31, 2014 the Company had received $240,000 (2013:  $240,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date.  During the six month period ended December 31, 2014, the Company incurred interest charges of $14,400 (2013:  $14,400) on these convertible debentures.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of December 31, 2014:  44,554,926 common shares at $15,478,926

Issued as of February13, 2014:  44,554,926 common shares at $15,478,926

Options outstanding:

The following summarizes information about the stock options outstanding at December 31, 2014:

	Exercise
Number	Price	Expiry Date

3,252,500	$0.10	May 15, 2015
1,077,500	$0.097	August 2, 2016

4,330,000

Other Matters

As at December 31, 2014 the Company did not have any off-balance sheet arrangements to report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this interim report on Form 10-Q, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of December 31, 2014 and has concluded the disclosure controls and procedures were ineffective.  As of the date of this filing, the Company is still in the process of remediating such material weaknesses in its internal controls and procedures.

b.  Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         a.  No Disclosure Necessary

         b.  No Disclosure Necessary

         c.  No Disclosure Necessary

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary

ITEM 4.  MINE SAFETY DISCLOSURES

         No Disclosure Necessary

ITEM 5.  OTHER INFORMATION

      a. Reports on Form 8-K:

          1.  Form 8K dated 12/9/2014 regarding submission of matters to a vote of security holders.

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

International Barrier Technology Inc. --– SEC File #000-20412

Registrant

Dated: February 17, 2015	By: /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: February 17, 2015	By: /s/ Melissa McElwee
Melissa McElwee, CFO