Form 10-Q
period 2015-03-31
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2015-05-15
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 05/15/2015: 47,807,426 Common Shares w/o par value

Part 1 – Financial Information

Item 1.  Financial Statements

INTERNATIONAL BARRIER TECHNOLOGY, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2015 and June 30, 2014
(Stated in US Dollars)
(Unaudited)

		March 31,	June 30,
		2015	2014
			(audited)
ASSETS
Current assets
Cash and cash equivalents		$ 624,757	$ 708,926
Accounts receivable		440,665	235,714
Inventory - Note 3		609,836	448,490
Prepaid expenses and deposits		52,582	46,655
Total Current Assets		1,727,840	1,439,785
Property, plant and equipment		3,016,835	2,877,530
Total Assets		$ 4,744,675	$ 4,317,315

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities		$ 639,607	$ 714,994
Current portion of long term debt - Note 4		264,720	63,650
Obligation under capital leases		68,062	75,494
Total Current Liabilities		972,389	854,138
Long-term debt - Note 4		-	248,460
Convertible debentures - Note 5		240,000	240,000
Obligation under capital leases		43,340	59,473
Total Liabilities		1,255,729	1,402,071

STOCKHOLDERS' EQUITY
Common Stock - Note 6
Authorized:
100,000,000 common shares without par value
Issued:
44,554,926 common shares (June 30, 2014: 44,554,926)		15,478,926	15,478,926
Additional paid-in capital		1,639,363	1,639,363
Accumulated deficit		(13,629,343)	(14,203,045)
Total Stockholders' Equity		3,488,946	2,915,244

Total Liabilities and Stockholders' Equity		$ 4,744,675	$ 4,317,315

APPROVED BY THE BOARD OF DIRECTORS

"David Corcoran"		"Victor Yates"
David Corcoran	Director	Victor Yates	Director

See accompanying notes.

INTERNATIONAL BARRIER TECHNOLOGY, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
for the three and nine months ended March 31, 2015 and 2014
(Stated in US Dollars)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,

	2015	2014	2015	2014

Sales - Note 8	$ 1,964,711	$ 1,700,170	$ 6,273,121	$ 5,375,960

Cost of Sales	1,603,767	1,437,571	5,002,018	4,527,054

Gross Profit	360,944	262,599	1,271,103	848,906

Expenses
Accounting and audit fees	12,476	14,763	69,375	76,495
Filing Fees	3,353	1,396	21,355	20,417
Insurance	19,350	17,875	60,319	51,666
Bank charges and interest	40	40	112	57
Legal fees	9,147	8,830	60,488	44,327
Office and miscellaneous	13,842	16,446	56,771	56,462
Sales, marketing, and investor relations	15,496	4,315	37,106	15,993
Telephone	2,932	3,197	9,450	9,163
Transfer agent fees	1,966	2,444	4,563	7,000
Wages and management fees	117,260	107,856	338,225	391,037

Total Administrative Expenses	195,862	177,162	657,764	672,617

Operating Income	165,082	85,437	613,339	176,289

Foreign exchange gain (loss) and other income	222	1,622	874	(432)
Interest on long-term obligations	(11,781)	(14,785)	(40,511)	(46,572)

Total Other Expense	(11,559)	(13,163)	(39,637)	(47,004)

Net income for the period	$ 153,523	$ 72,274	$ 573,702	$ 129,285

Basic and diluted income per share	$ 0.00	$ 0.00	$ 0.01	$ 0.00

Weighted average number of shares outstanding:

Basic	44,554,926	44,554,926	44,554,926	44,486,676

Diluted	51,715,536	48,893,996	51,477,411	48,530,747

See accompanying notes.

INTERNATIONAL BARRIER TECHNOLOGY, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the period ended March 31, 2015
(Stated in US Dollars)
(Unaudited)

	Common Stock
			Additional
	Issued	Amount	Paid-in	Accumulated
	Shares		Capital	Deficit	Total

Balance, June 30, 2013	44,454,926	15,463,675	1,579,555	(14,788,993)	2,254,237
Stock Based Compensation	-	-	65,359	-	65,359
Exercise of options	100,000	9,700	-	-	9,700
Fair value of stock options exercised		5,551	(5,551)	-	-
Net income for the period	-	-	-	585,948	585,948

Balance, June 30, 2014	44,554,926	15,478,926	1,639,363	(14,203,045)	2,915,244
Net Income for the period	-	-	-	573,702	573,702

Balance, March 31, 2015	44,554,926	15,478,926	1,639,363	(13,629,343)	3,488,946

See accompanying notes.

INTERNATIONAL BARRIER TECHNOLOGY, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended March 31, 2015 and 2014
(Stated in US Dollars)
(Unaudited)
	Nine months ended
	March 31,
	2015	2014

Operating Activities
Net income for the period	$ 573,702	$ 129,285
Items not involving cash:
Depreciation - plant and equipment	250,647	236,826
Stock-based compensation - consulting	-	2,220
Stock-based compensation - wages	-	63,139
Changes in non-cash working capital balances related to operations:
Accounts receivable	(204,951)	19,825
Inventory	(161,346)	(112,482)
Prepaid expenses and deposits	(5,927)	53,372
Accounts payable and accrued liabilities	(75,389)	(157,984)
Deferred Revenue	-	100,000

Net cash provided by operating activities	376,736	334,201

Cash Flows used in Financing Activities
Issuance of Common Shares	-	9,700
Repayment on long term debt	(47,390)	(44,504)
Repayment of obligations under capital lease	(57,968)	(51,366)
Net cash used in financing activities	(105,358)	(86,170)

Cash Flows used in Investing Activities
Acquisition of equipment	(355,547)	(96,078)
Net cash used in investing activities	(355,547)	(96,078)

Increase (decrease) in cash and cash equivalents during the period	(84,169)	151,953

Cash and cash equivalents, beginning of the period	708,926	179,578

Cash and cash equivalents, end of the period	$ 624,757	$ 331,531

Supplemental Cash Flow Information
Cash paid for interest	$ 40,511	$ 46,572

Cash paid for income taxes	$ 800	$ -

See accompanying notes.

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2015

(Stated in US Dollars)

(Unaudited)

Note 1

Basis of Presentation

The accompanying unaudited condensed financial statements of International Barrier Technology Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (“SEC”) Regulation S-X.  Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2014 included in the Annual Report on Form 10-K filed with the SEC on September 29, 2014.  The unaudited condensed consolidated interim financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2015, and the consolidated results of operations and cash flows for the three and nine months ended March 31, 2015.  All intercompany accounts and transactions have been eliminated.  It should be understood that accounting measures at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Earnings per Share

Basic and diluted earnings per share (“EPS”) are computed using the weighted-average number of common shares outstanding during the period.  Basic EPS is calculated by dividing the net income or loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents.  Diluted EPS is computed by dividing the net income or loss by the weighted-average number of common shares, plus the dilutive effect of common stock equivalents outstanding for the period.

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

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2015

(Stated in US Dollars)

(Unaudited)

The Company’s long-term debt is based on Level 2 inputs in the ASC 820 fair value hierarchy.  Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the long-term debt is $264,720 (June 30, 2014:  $312,110).

The Company’s convertible debentures are based on Level 2 inputs in the ASC 820 fair value hierarchy.  The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates.  At March 31, 2015, the convertible debentures had a fair value of $1,161,731 (June 30, 2014:  $779,196).

The Company’s capital lease obligations are based on Level 2 inputs in the ASC 820 fair value hierarchy.  The fair value of the capital lease obligations is $111,402 (June 30, 2014:  $134,967).

As at March 31, 2015, the Company has no assets or liabilities that have fair values measured using Level 3 inputs.

Note 3

Inventory

	March 31, 2015	June 30, 2014
Raw materials	$ 293,294	$ 365,414
Finished goods	316,542	83,076
	$ 609,836	$ 448,490

Note 4

Long-term Debt

	March 31, 2015	June 30, 2014

Term bank loan facility in the amount of $450,000 bearing interest at 6.25% and collateralized by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The facility is being amortized over 4 years with fixed monthly blended payments of principal and interest totaling $6,800 with a balloon payment due on January 1, 2016	264,720	312,110
	264,720	312,110
Less: current portion	(264,720)	(63,650)
	$ -	$ 248,460

The Company has a $200,000 revolving credit facility with terms that include an interest rate of 6.25% per annum and a maturity date of June 13, 2015. The Company has not drawn any funds on this facility.

Note 5

Convertible Debt

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches from $10,000-$50,000 and as at March 31, 2015 the Company had received $240,000 (2014:  $240,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date. During the three and nine month periods ended March 31, 2015, the Company incurred interest charges of $7,200 and $21,600 respectively (2014:  $7,200 and $21,600) on these convertible debentures. The convertible debentures mature on January 30, 2017.

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2015

(Stated in US Dollars)

(Unaudited)

Note 6

Common Stock

Escrow:

At March 31, 2015, there are 48,922 (2014 – 48,922) common shares held in escrow by the Company’s transfer agent, the release which is subject to the approval of the regulatory authorities. As at March 31, 2015 and June 30, 2014, all of these shares held in escrow are issuable but the Company has yet to request their release.

Commitments:

Stock-based Compensation Plan

At March 31, 2015, the Company has outstanding options that were granted to directors, officers, and consultants to purchase 4,330,000 common shares of the Company.

A summary of the status of the Company’s share purchase option plan for the nine months ended March 31, 2015 is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, June 30, 2014	4,330,000	$ 0.099
Outstanding, March 31, 2015	4,330,000	$ 0.099
Exercisable, March 31, 2015	4,330,000	$ 0.099
Exercisable, June 30, 2014	4,330,000	$ 0.099

The following summarizes information about the stock options outstanding at March 31, 2015:

Number	Exercise		Remaining
	Price	Expiry Date	Contractual Life
3,252,500	$0.10	May 15, 2015	0.12 years
1,077,500	$0.097	August 2, 2016	1.34 years
4,330,000

Subsequent to March 31, 2015 there were a total of 3,252,500 stock options exercised at $0.10 each for a total of $325,250.

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

Stock-based compensation amounts for the nine month period ended March 31, 2015 are classified in the Company’s Statement of Operations as follows:

	March 31, 2015	March 31, 2014
Wages and Management Fees	$ -	$ 63,139
Consulting	-	2,220
Total Stock Based Compensation	$ -	$ 65,359

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2015

(Stated in US Dollars)

(Unaudited)

Note 7

Non Cash Transactions

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the consolidated statements of cash flows.  During the nine months ended March 31, 2015, the Company acquired equipment totaling $33,726 by way of a capital lease.

During the nine months ended March 31, 2015, there were no non-cash investing and financing activities excluded from the condensed consolidated statement of cash flows.

Note 8

Segmented Information and Sales Concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials. Substantially all of the Company’s revenues and long-term assets are located in the United States.

During the nine months ended March 31, 2015, two customers accounted for 100% of total sales revenue:

	Three months ended		Nine months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Customer #1	77%	70%	74%	72%
Customer #2	23%	30%	26%	27%

The accounts receivable from each of these customers at March 31, 2015 were $297,597 and $143,068, respectively (2014:  $126,742 and $32,352, respectively).

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

Sales revenue reported for the quarter ended March 31, 2015 was up 16% to $1,964,711 in comparison to $1,700,170 generated in the same comparable period in 2014. Year-to date sales have increased 17% to $6,273,121 vs. $5,375,960.  Total sales volume, as measured by surface volume of product shipped, was 5,268,800 sq. ft. for the quarter.  This is a 26% increase from the 4,169,200 sq. ft. shipped during the same quarterly period last year.  Sales for the nine months ending March 31, 2015 (fiscal year-to-date) are up 23% to 16,139,400 sq. ft. from 13,101,100 in the same period in 2014.

Shipments into the Residential Roof Deck, Wall Assembly, and Structural Insulated Panel Market Sectors (trademarked as LP FlameBlock) during the quarter increased 40% over shipments in the comparable quarter last year and 25% during the nine month period.  Sales into the Commercial Modular Market (trademarked as both MuleHide and Blazeguard® FR Deck Panel) decreased 5% in comparison to Q3 a year ago but increased 18% year-to-date.

The manufacturing relationship Barrier enjoys with LP has contributed to an increase in sales volume to record levels and Barrier anticipates that sales will continue to grow substantially through the sustained efforts of LP’s sales and marketing team.  Reported sales revenue for LP products, include only the charges for treatment services, not the underlying OSB substrate or outbound freight as LP supplies its own OSB substrate and contracts for its own outgoing freight.  The “pass through” of the OSB substrate and freight serves to lower reported “top line” sales revenue, but not gross profits since margins on substrate and freight have historically been restricted to handling costs only to help keep prices competitive.  For the Commercial Modular market, Barrier purchases OSB from local distributors and invoices the cost of the substrate and outgoing freight to the customer, therefore the cost of the substrate and freight is included in revenue for Commercial Modular shipments.

Gross profit for the quarterly period ended March 31, 2015 was $360,944 vs. $262,599 in the previous year quarter and $1,271,103 for the fiscal year-to-date period (vs. $848,906 in 2014). The gross margin, as a percentage of sales revenue, increased to 18% from 15% for the quarterly period and increased to 20% from 16% for the year-to-date period.  In the near term, gross margins are anticipated to remain relatively flat or perhaps to improve slightly based on continued gains in production efficiency. As upper limits to production capacity are approached at the current manufacturing facility in Watkins Minnesota, however, any significant improvement in gross profit will be restricted until additional production capacity is added. The development of additional manufacturing capability is anticipated sometime during 2016.

Cost of sales in the three and nine month periods increased to $1,603,767 and $5,002,018 from $1,437,571 and $4,527,054, respectively in the prior year comparable periods.  The increases are attributable to the increase in volume produced.  Barrier created gains in manufacturing efficiency as reflected in the three and nine month average cost per sq. ft. of production which decreased from $0.34 to $0.30 for the quarter and from $0.35 to $0.31 for the nine months.

Depreciation on plant and equipment is included in cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, increased slightly from $236,826 to $250,647 in the first nine months of 2014-15.  The expense reflects scheduled depreciation of the newer manufacturing line equipment and building expansion.

Administrative expenses for the quarter ended March 31, 2015 increased to $195,862 from $177,162 and decreased during the nine month period to $657,764 from $672,617.  The administrative costs per sq. ft. decreased quarterly (from $0.042 to $0.037) and year-to-date (from $0.051 to $0.041).  The positive impact of increased sales volume reducing administrative cost per square foot shipped was captured during this reporting period.

Accounting and Audit Fees decreased to $12,476 from $14,763 for the quarterly period and decreased to $69,375 from $76,495 year-to-date.  A significant portion of the cost for accounting services are related to the year-end and audited review and publishing of Barrier’s annual financials.

Insurance costs have increased for the quarter and the fiscal year-to-date periods (to $19,350 from $17,875 in the quarter and $60,319 from $51,666 year-to-date).  The difference is due to annually adjusted premiums based on larger sales volume.

Legal fees increased from $8,830 in Q3 2014 to $9,147 in Q3 2015 and from $44,327 to $60,488 for the nine month period.  Legal fees the past two years were expended on activities in support of developing strategic partners and technology licensees, the year-end Annual General Meeting, as well as in monitoring and protecting Pyrotite® patents and trademarks.  Additional costs were incurred during the nine-month reporting period as Barrier applied for and received a provisional patent from the US Patent Office for the process of treating I-Joists with Pyrotite®

Barrier has four issued patents, two in the US, a patent in Australia, and a patent in Canada. These patents protect the manufacturing and process technology utilized in the production of fire-rated sheathing products utilizing Pyrotite®.

Sales, marketing, and investor relations expenses increased from $4,315 to $15,496 for the current quarter and from $15,993 to $37,106 for the nine month reporting period. During the previous reporting period, Barrier was able to recoup any business travel associated with the transfer of technology to the licensee in Europe.  During the months when technology was being transferred to that licensee, travel in support of sales and marketing would have been diminished.

Additionally, during this quarter Barrier joined the Modular Builder’s Institute (MBI) and had a presence at their annual convention and tradeshow held in Las Vegas.  Barrier’s efforts with this association will aid us in transitioning to more direct sales distribution in the Commercial Modular business segment.

The majority of sales and marketing activities for traditional uses of Barrier’s Pyrotite® treated structural wood panels continue to be performed by Louisiana Pacific, Inc.  This helps Barrier keep the cost of sales and marketing as low as reasonably possible.

Wages and management fees increased to $117,260 from $107,856 during the quarter and decreased to $338,225 from $391,037 year-to-date.  The decrease in year-to-date management fees between this reporting period and the last is attributed to the non-cash valuation of options granted during the prior year reporting period.

Operating Income of $165,082 is being reported for the quarterly period ending March 31, 2015, whereas in the same period in 2014, net income of $85,437 was reported.  Operating income of $613,339 is reported for the year-to-date period vs. income of $176,289 in the comparable period in 2014.

The significant improvement in operating income is a result of increased sales volumes and focus on manufacturing efficiency. It is Barrier’s fundamental belief that sustained increased sales volume coupled with an intense focus on manufacturing efficiency is the best pathway to long-term profitability.

Other items include income and costs not directly related to business operations.  Other income items reported during the quarterly and nine month periods ended March 31, 2015 include interest/other income of $222 and $874, respectively.  To compare, for the same reporting periods last year there was interest/other income of $1,622 (quarter) and foreign exchange/other income loss of $432 (nine months).

Interest on Long Term Debt has decreased from $14,785 to $11,781 for the 3-month reporting period and from $46,572 to $40,511 for the 9-month reporting period as a result of larger principal payments as long term debt ages and the majority of long-term debt is repaid by the end of calendar 2015.

Net Income.  Net income of $153,523 is being reported for the quarter ended March 31, 2015, whereas in the same period in 2014, net income of $72,274 was reported.  For the nine months ended March 31, 2015, net income is $573,702 vs. net income of $129,285 in the prior year.

Barrier remains focused on cutting costs and improving efficiencies wherever it can.  This includes operating the manufacturing line with maximum efficiency. Keeping a vigilant handle on costs will help keep operational costs as low as possible and enable financial improvements to continue and at lower volumes than previously possible.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the nine most recently completed quarters:

	Mar 31 2015	Dec 31 2014	Sept 30 2014	Jun 30 2014	Mar 31 2014	Dec 31 2013	Sept 30 2013	Jun 30 2013
Volume shipped (MSF)	5,268	4,516	6,355	6,650	4,169	3,371	5,561	5,162
Total Revenues (000)	$1,965	$1,836	$2,472	$2,778	$1,700	$1,394	$2,282	$2,426
Operating Income(loss) (000)	$165	$119	$329	$520	$85	($29)	$120	$218
Net income (loss) (000)	$154	$105	$315	$457	$72	($45)	$102	$201
EPS (Loss) Per Share	$0.00	$0.00	$0.01	$0.01	$0.00	$0.00	$0.00	$0.00

Selected Annual Information

The following financial data is for the three most recent years ended June 30:

	2014	2013	2012
Total Revenue	$8,154.0	$5,995.0	$4,144.8
Net income (loss)	$586.0	$(58.6)	$(139.7)
Per share	$0.01	$0.00	$0.00
Per share, fully diluted	$0.01	$0.00	$0.00
Total assets	$4,317.3	$3,921.9	$3,708.0
Total long-term financial liabilities	$687.1	$818.1	$900.0
Cash dividends declared per share	Nil	Nil	$Nil

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

Barrier and LP continue exploring opportunities related to emerging code requirements for Engineered Wood Products (EWP) such as I-Joist and RimBoard.  I-Joist and Rimboard produced using oriented strand board (OSB) technology are widely used in the building industry but have only recently been put under intense scrutiny for structural performance in a fire.  Both Barrier and LP believe there is significant opportunity in developing EWP products that are rated for performance in a fire situation.

Preliminary fire tests have already provided positive results and have elicited increased enthusiasm for these projects.  Pyrotite technology seems to provide EWP with sufficient improvement in fire resistance and structural integrity.  Barrier and LP’s EWP Division will be actively researching these exciting opportunities in the ensuing fiscal year.  By working together we will endeavor to develop products that will meet code requirements being developed by the International Code Council (ICC), as well as production technology and capacity.

Global licensing opportunities

Barrier continues to explore manufacturing and distribution opportunities for Pyrotite® technology in geographies outside of the US.  During the fiscal year ended June 30, 2014, Barrier announced a licensing agreement for the manufacture and distribution of Pyrotite® products in the European Union and Russia.  Kronospan, a world-wide leader in OSB manufacturing, has officially added “OSB Pyrotite ECO” (a fire-resistant OSB panel) to their family of products.  Barrier provided technical assistance in the design of their first manufacturing line, the transfer of production process technology, and material acquisition criteria.  The manufacturing line is now fully operational.  The license agreement provides for a payment made quarterly to Barrier by the Licensee of a royalty based on the volume of product produced. A minimum annual royalty fee was established along with an “up-front” license fee which was paid pursuant to the execution of the license agreement earlier in the year.  The agreement contemplates the Licensee developing additional production facilities over the term of the license and making additional royalty payments to Barrier based on the additional plants’ production.  The license agreement follows standard licensing protocol, which allows for the audit of manufacturing process and financial revenue information.

The selection of Pyrotite® technology by the licensor after extensive research and testing of several other fire-resistant technologies adds additional credibility to our Pyrotite® technology and could lead to potential interest in other geographies.  Particular interest in Barrier’s Pyrotite® technology has been expressed by parties in China, Australia, and South America.

Financial position & financings

Barrier ended the period with a working capital surplus (current assets less current liabilities) of $755,451.  Operating cash flow was $376,736 in comparison to $334,201 for the period ended March 31, 2014.

Barrier has a short term revolving line of credit ($200,000) at the local Farmers State Bank of Watkins, in Watkins, Minnesota.  As of March 31, 2015 the balance owing on the revolving line of credit was $0 leaving an additional $200,000 available for use.  In addition, two convertible debentures in the amount of $150,000 each were established in December 2011.  To date, $240,000 has been used on these debentures with an additional $60,000 available for cash flow if needed.

Financing activities resulted in net cash outflow of $105,358 in the current reporting period compared to a net cash outflow of $86,170 for the comparable period.

Investing activities resulted in net cash outflow of $355,547 in the current period in comparison to a net cash outflow of $96,078 in the prior year.  The cash outflow was the result of the acquisition of plant and equipment capital improvements.

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

Current and Future Financing Needs

At March 31, 2015, the current cash and cash equivalents totaled $624,757; there was $200,000 in available funds to draw on the revolving credit facility, and an additional $60,000 available from the convertible debentures.

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

•

Costs associated with the research and development activities

•

Costs associated with maintaining property, plant and equipment and intellectual property

Related Party Transactions

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches from $10,000 - $50,000 and as at March 31, 2015 the Company had received $240,000 (2014:  $240,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date.  During the three and nine month periods ended March 31, 2015, the Company incurred interest charges of $7,200 and $21,600 respectively (2014: $7,200 and $21,600) on these convertible debentures.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of March 31, 2015:  44,554,926 common shares at $15,478,926

Issued as of May 15, 2015:  47,807,426 common shares at $15,804,176

Options outstanding:

The following summarizes information about the stock options outstanding at March 31, 2015:

	Exercise
Number	Price	Expiry Date
3,252,500	$0.10	May 15, 2015
1,077,500	$0.097	August 2, 2016
4,330,000

Subsequent to March 31, 2015, 3,252,500 options were exercised at $0.10.

Other Matters

As at March 31, 2015 the Company did not have any off-balance sheet arrangements to report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this interim report on Form 10-Q, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of March 31, 2015 and has concluded the disclosure controls and procedures were ineffective.  As of the date of this filing, the Company is still in the process of remediating such material weaknesses in its internal controls and procedures.

b.  Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

International Barrier Technology Inc. --– SEC File #000-20412

Registrant

Dated: May 15, 2015	By: /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: May 15, 2015	By: /s/ Melissa McElwee
Melissa McElwee, CFO