Form 10-K/A
period 2015-06-30
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2015-09-29
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K /A

Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Fiscal Year Ended June 30, 2015

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

Non-accelerated filer   [ ]                                 Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes    [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (OTCQB).  December 31, 2014= $16,039,773

Common Shares outstanding at August 31, 2015                            47,807,426 shares

Explanatory Note

Due to the fact that the SEC was not able to accept XBRL filings on September 28, 2015, it is now filed herewith.

Index to Exhibits on Page 54

TABLE OF CONTENTS

INTRODUCTION

3

PART I

4

ITEM 1A.  RISK FACTORS

8

ITEM 1B.  UNRESOLVED STAFF COMMENTS

11

ITEM 2.  DESCRIPTION OF PROPERTY

11

ITEM 3.  LEGAL PROCEEDINGS

12

ITEM 4.  MINE SAFETY DISCLOSURES

12

PART II

12

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

12

ITEM 6.  SELECTED FINANCIAL DATA

14

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

14

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

20

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

21

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

40

ITEM 9A.  CONTROLS AND PROCEDURES

40

ITEM 9B.  OTHER INFORMATION

41

PART III

41

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

41

ITEM 11.  EXECUTIVE COMPENSATION

45

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

48

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

52

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

53

PART IV

54

ITEM 15.  EXHIBITS

54

SIGNATURE PAGE

55

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

BUSINESS OF INTERNATIONAL BARRIER TECHNOLOGY INC.

International Barrier Technology Inc. develops, manufactures, and markets proprietary fire resistant building materials designed to help protect people and property from the destruction of fire.  The Company uses a patented, non-combustible, non-toxic Pyrotite® formulation that is used to coat wood panels and has potential application to engineered wood products, paint, plastics, and expanded polystyrene.  Sales have been US$8.5 million and US$8.2 million during Fiscal 2015 and 2014, respectively.

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

The Company has been involved in the development and manufacturing/marketing of fire-rated building products since 1986, including current products: Pyrotite®, a fire-barrier material comprised of the patented formulation reinforced with chopped fiberglass strands and applied adhered directly to structural sheathing (OSB – oriented strand board or plywood) designed to prevent ignition and inhibit the spread of flames.  The products are currently marketed through exclusive supply agreements as LP® FlameBlock® Fire-Rated OSB Sheathing into Residential Roof Deck, Wall Assembly, Wildland Urban Interface Zones, and Structurally Insulated Panel market; and Blazeguard® FR Deck Panel into the Commercial Modular Market.  In August 2015, LP and Barrier extended their existing Supply Agreement through December 31, 2019. LP is the largest producer of Oriented Strand Board (OSB) in the world and believes that Barrier’s Pyrotite® Technology will help them achieve their strategy of providing a number of value added OSB products to the building community.  The agreement gives LP the exclusive right to sell Pyrotite® treated panel products in North America, in all markets other than Commercial Modular, under their brand name LP® FlameBlock® Fire-Rated OSB Sheathing.  During the 2014 fiscal year, the Company granted a license for the manufacture and distribution of Pyrotite® products in a plant in the European Union and Russia.  The agreement contemplates the Licensee developing additional production facilities over the term of the license.  In August 2015, the Company granted a license to LP for the manufacture and distribution of Pyrotite® products in a plant in Clarke County Alabama.

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

The Company has 100,000,000 no par common shares authorized.  At 6/30/2015, the end of the Company's most recent fiscal year, there were 47,807,426 common shares issued and outstanding.

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

1.

Mulehide Products, Inc., Commercial Modular Building Industry for Class A products

2.

LP® Building Products, Multi-family Residential Roof Deck, Wall Assembly, and Structural Insulated Panel Markets.

3.

License agreement – European Union/Russia.

4.

License agreement – LP® Building Products, Clarke County, Alabama.

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

Fiscal 2015:  3,252,500 units at US $0.10 per unit = US$325,250

Capital Expenditures

Fiscal 2011:

$   74,857, purchase of plant and equipment

Fiscal 2012:

$ 116,363, purchase of plant and equipment

Fiscal 2013:

$ 155,121, purchase of plant and equipment

Fiscal 2014:

$ 134,124, purchase of plant and equipment

Fiscal 2015:

$ 474,723, purchase of plant and equipment

1.B.  Financial Information About Segments

Refer to the audited financial statements for Fiscal 2015 ended June 30th (footnote #11 “Segmented Information and Sales Concentration”) for this information.

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

Barrier sells LP® FlameBlock Fire-Rated OSB Sheathing to LP® Building Products and sales to LP accounted for 73% of Fiscal 2015 revenues.  Barrier sells Blazeguard FR Deck Panel to ABC Supply Company (parent company of Mule-Hide Products, Inc.) and sales to the commercial modular market accounted for 27% of Fiscal 2015 revenues.  Barrier sold LP® FlameBlock Fire-Rated OSB Sheathing to LP® Building Products and sales to LP accounted for 72% of Fiscal 2014 revenues.  Barrier sold MuleHide FR Deck Panel to MuleHide Products, Inc. (who sold to ABC Supply, Co.) and sales to MuleHide accounted for 28% of Fiscal 2014 revenues.

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

Barrier suffers a larger risk in the possibility that a new generation of technology that will impart fire resistance to building products may be developed.  New technology may serve to decrease the demand for Barrier’s Pyrotite® products if the new technology proved to impart either better characteristics of fire performance or was found to be less expensive to produce and market than products manufactured with Pyrotite®.  Barrier’s management team makes a concerted effort to stay abreast of new technologies as they are being developed.  Barrier does this by staying in close contact with the industry via trade associations (e.g. The National Association of Home Builders, NAHB) and the independent research laboratories that are asked to test these new technologies and products as they are developed.  However, there is no guarantee that the Company is able to adopt and utilize the new technology.  New technologies require years of testing, not only in development but in use, before they are accepted and “evaluated for use” by the major building code agencies such as The International Code Council (ICC).

Barrier’s business is directly related to housing/building starts in the United States.  Any factor resulting in a slowdown of economic activity, especially those that result in an increase in interest rates will have a negative impact on Barrier’s business.  New housing starts in the U.S. continue to be on the rise.  The U.S. Census Bureau reported 1,206,000 new housing starts in July 2015 (adjusted on an annual basis). July's numbers were 0.2 percent higher than the June 2015 estimate of 1,204,000 and 10.1 percent higher than the July 2014 annually adjusted rate of 1,095,000.  There continues to be a risk that the economy is not yet stable enough to support long term improvements in new housing starts.  If housing growth becomes unstable, sales of Pyrotite® products could be negatively impacted or unpredictable.

Barrier presumes that corporate growth will be funded from positive cash flow, conventional bank loans, and from the occasional sale of equity to generate needed capital.  The business plan anticipates stable sales volumes at the MN plant as production levels are approaching capacity limitations.  However, Barrier anticipates growth in Pyrotite products in the marketplace when the new LP plant in the southeastern US ramps up production over the next few years.  Companies experiencing rapid growth depend upon solid support both in the market place and in the manufacturing facilities themselves.  Ensuring that capital is available to increase production capacity and to provide support materials and training in the market place is essential to success.

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

R&D activity continues to focus on developing and improving the designs of existing 1 and 2-hr certified interior and exterior wall assemblies. New R&D projects were launched during the current fiscal year to examine the development of fire-rated engineered wood products (EWP), including I-joist and Rimboard.  With the expanded use of EWP in building applications, as an alternative to solid sawn lumber, the importance of evaluating their performance during a fire has escalated tremendously.  Efforts to develop fire-rated EWP are at an early stage, however, largely because building code requirements and the acceptance criteria for evaluating performance and suitability are still being developed.  During the reporting period, a new UL certified fire-rated I-Joist listing was secured, with further testing planned.  Barrier feels there is great opportunity here, and will continue to pursue techniques to fire treat EWP with our Pyrotite® Technology as the year progresses. During the fiscal year, Barrier applied for and was granted a provisional patent for treating I-Joists with Pyrotite®.  During the year ended June 30, 2015, the Company incurred research and development costs of $30,356 (2014: $27,740).

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

Employees

As of 8/15/2015, the Company had 22 full-time employees, 2 full time Executive Officers and 1 part-time Executive Officer.  As of 6/30/2015, the Company had 23 full-time employees, and 2 full-time Executive Officers and 1 part-time Executive Officer.  As of 6/30/2014, the Company had 27 full-time employees, two full-time Executive Officers and one part-time Executive Officer.

Dependency upon Customers

Fiscal 2015

During Fiscal 2015, the company’s largest customer was LP® Building Products (LP).  LP is a customer that services the multifamily residential roof deck construction, wall assemblies, and structural insulated panels (SIPs) markets.  LP purchased 73% of the 21,624,100 sq. ft. of Pyrotite® products shipped in Fiscal 2015.  LP is the largest producer of Oriented Strand Board (OSB) in the world and believes that Barrier’s Pyrotite® Technology will help them achieve their strategy of providing a number of value added OSB products to the building community.  Through an exclusive supply agreement, LP has the exclusive right to sell Pyrotite® treated panel products in North America in all markets other than the Commercial Modular (MuleHide Products, Inc./ABC Supply Company) Market, under their brand name LP® FlameBlock® Fire-Rated OSB Sheathing.  Such markets include Multifamily Residential Roof Deck, Structural Wall Assemblies, and Structural Insulated Panels.

LP® FlameBlock® is sold through wholesale distribution companies such as Boise, Cedar Creek, Curtis Lumber, ProBuild, Reliable Wholesale, Taiga Building Products, Vandermeer Forest Products, Universal Forest Products, and Weekes Forest Products.  The MidAtlantic Region market (MD-VA) remained the strongest region in these markets with 38% of total sales into these markets.  Other regions in these markets include the South, the Midwest, the West and Canada.  The building products distribution companies mentioned have a presence in all of these areas and are consistent FlameBlock customers throughout these geographies.

The second largest market for Pyrotite® products was the commercial modular market which is serviced through MuleHide Products, Inc. “Mulehide” and parent company ABC Supply Company.  Commercial modular sales accounted for 27% of total shipments in 2015.  The FR Deck Panel is distributed through ABC Supply Company locations throughout the United States.

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

1.D.  Financial Information about Geographic Areas

During Fiscal 2015 and 2014, all sales were in the United States.

At 6/30/2015 and 6/30/2014: $4,908,641 and $4,302,356 of the assets were located in the United States and $16,244 and $14,959 were located in Canada, respectively.

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

Since inception through June 30, 2015, the Company has an accumulated deficit of ($13,501,464).  In addition, our operating results in the future may be subject to fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, the level of competition or general economic conditions.

The Company has strong net income this fiscal year, however, the Company’s prior history of losses could require the need for additional, financings and related problems if net income doesn’t continue.

The Company had positive net income this fiscal year: $701,581 FY2015 and net income of $585,948 in FY2014.  The Company may require additional funding to meet its long-term business objectives, if the Company isn’t able to continue the current trend of positive operating income.  Capital may be needed to expand manufacturing capacity and marketing of the Company’s products.  The Company may not be able to obtain additional financing on reasonable terms, or at all.  If equity financing is required, then such financings could result in significant dilution to existing shareholders.  If the Company is unable to obtain sufficient financing, the Company might have to dramatically slow marketing efforts and/or lose control of its products.  The Company has historically obtained the preponderance of its financing through the issuance of equity.  There is a limit of 100,000,000 authorized common shares.  The Company has no current plans to obtain financing through means other than equity financing and/or loans.  The potential need for external financings could result in losses of investment value.

The Company’s need for additional financing to expand production and conduct marketing efforts could lead to the Company’s inability to continue generating material sales revenue.

The Company develops, manufactures, and markets proprietary fire resistant building materials designed to help protect people and property from the destruction of fire. Additional amounts of financing may be required to facilitate corporate operational growth and to expand marketing efforts on a short-term basis.  Conventional bank financing was originally established at a local bank for up to $1,000,000 in the form of a revolving line of credit. In July 2008, the terms of the existing revolving bank facility of $1,000,000 were modified to be comprised of a $500,000 capital loan being amortized by the bank over a 10-year period and which is secured by building, property and equipment and a $500,000 credit facility as an operating line of credit at 7.5%.    In August 2010, the line of credit was amended to include a reduced limit of $250,000, and was extended until September 1, 2011 at a reduced interest rate of 6.75%.  In December 2011, Barrier negotiated a term bank loan facility in the amount of $450,000 bearing interest at 6.25% and collateralized by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The facility is being amortized over 4 years with fixed monthly blended payments of principal and interest totaling $6,800 with a balloon payment due on January 1, 2016.  This facility was paid in full during the reporting period. By a promissory note agreement dated June 22, 2015 the Company has arranged for credit facilities with Farmers State Bank of Watkins which allows the Company to be advanced up to $500,000 under the terms of the promissory note agreement. Advances will bear interest at 5.50% per annum and will be repayable in installments of accrued interest beginning June 22, 2015 with the entire unpaid Principal and interest to be repaid on June 22, 2016.  The balance at June 30, 2015 was $0.00.  Advances are collateralized by a security interest on inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s operating and manufacturing facilities, along with executive offices, are located in leased premises at 510 Fourth Street North, Watkins, Minnesota.  The Company entered into a 20-year “capital lease” in 1995.  The lease allows the Company to purchase the facility for a small “transfer fee” once the 20-year lease is up and the industrial development bonds the City of Watkins issued to fund the project are paid in full.  The lease will be paid in full in December 2015.

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

Future growth plans may include plants modeled after this new line, placed strategically near markets of prime opportunity; built either by Barrier or with licensed partners.  After the close of the fiscal year-end, it was announced that a second manufacturing line will be added at LP’s existing Clarke County, Alabama location.

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

Table No. 1 TSX Venture Exchange Common Shares Trading Activity Canadian Dollars
Period
Ended				- Sales -
Quarterly	Volume	High	Low	Closing
6/30/2015	3,565,200	$0.60	$0.33	$0.34
3/31/2015	3,412,400	0.57	0.35	0.55
12/31/2014	2,917,300	0.48	0.25	0.42
9/30/2014	2,101,400	0.34	0.23	0.28
6/30/2014	2,702,900	0.26	0.13	0.24
3/31/2014	1,296,600	0.25	0.14	0.16
12/31/2013	6,026,000	0.30	0.10	0.19
9/30/2013	1,789,300	0.17	0.07	0.10

Table No. 2 lists the volume of trading and high, low and closing sales prices on the OTC Bulletin Board for the Company's common shares for: the last eight fiscal quarters.

Table No. 2 OTC Bulletin Board Common Shares Trading Activity US Dollars
Period
Ended				- Sales -
Quarterly	Volume	High	Low	Closing
6/30/2015	1,132,000	$0.49	$0.26	$0.27
3/31/2015	1,458,400	0.45	0.28	0.42
12/31/2014	1,211,000	0.40	0.21	0.36
9/30/2014	728,100	0.31	0.22	0.27
6/30/2014	1,042,800	024	0.12	0.22
3/31/2014	1,115,100	0.23	0.12	0.15
12/31/2013	3,010,100	0.27	0.09	0.18
9/30/2013	1,526,900	0.14	0.06	0.10

Holders

The Company's common shares are issued in registered form and the following information is taken from the records of Computershare (located in Vancouver, British Columbia, Canada), the registrar and transfer agent for the common shares.

On 10/27/2014, the Company’s shareholders’ list showed 44,554,926 common shares outstanding and 138 registered shareholders with: 5,719,169 shares owned by 41 registered shareholders/depositories resident in Canada, 13% of the total; 38,835,657 shares owned by 96 registered shareholders/depositories resident in the United States; and 100 shares owned by one shareholder in one other country.

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

Fiscal 2011: 40,000 units at US$0.09 per unit = US$3,600

Fiscal 2012: None

Fiscal 2013: None

Fiscal 2014: 100,000 units at US$0.097 per unit = US$9,700

Fiscal 2015:  3,252,500 units at US $0.10 per unit = US$325,250

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data as shown in the following table for the Company for Fiscal 2015/2014 Ended June 30th was derived from the consolidated financial statements of the Company that have been audited by BDO Canada LLP, Chartered Accountants, as indicated in their auditor’s report included elsewhere in this Annual Report.  Selected financial data as shown in the following table for the Company for Fiscal 2014/2013/2012/2011 is derived from the Company's audited consolidated financial statements, not included herein.

The information presented below should be read in conjunction with following “Management’s Discussion and Analysis” and with the consolidated financial statements and other financial data included elsewhere in this Annual Report.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the near future.

Table No. 3 Selected Financial Data ($ in 000’s, except per share data)
	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	6/30/2015	6/30/2014	6/30/2013	6/30/2012	6/30/2011

Sales Revenue	$8,472	$8,154	$5,995	$4,145	$3,256
Net Income (Loss)	$702	$586	($59)	($140)	$896
Income (Loss) per Share	$0.02	$0.01	$0.00	$0.00	$0.02
Diluted Earnings per Share	$0.01	$0.01	$0.00	$0.00	$0.02
Dividends Per Share	Nil	Nil	Nil	Nil	Nil

Wtg. Avg. Shares (000)	44,992	44,504	44,455	44,455	44,427
Dil. Wtg. Avg. Shares (000)	49,802	46,272	44,455	44,455	44,838
Period-end Shares O/S	47,807	44,555	44,455	44,455	44,455

Working Capital	$1,208	$586	($112)	($154)	($702)
Long-Term Debt	$240	$552	$612	$668	$416
Capital Lease Obligations	$89	$135	$206	$232	$290

Capital Stock	$15,934	$15,479	$15,464	$15,464	$15,464
Shareholders’ Equity	$3,942	$2,915	$2,254	$2,313	$2,134
Total Assets	$4,925	$4,317	$3,922	$3,708	$4,002

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

Fiscal 2015:  3,252,500 units at US $0.10 per unit = US$325,250

Fiscal 2015 Ended 6/30/2015

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

Barrier currently manufactures a private label fire rated sheathing product under contract for both LP® Building Products, Inc. (LP) and MuleHide Products, Inc. (MuleHide).  LP introduced a fire rated OSB trademarked LP® Flameblock® Fire-Rated OSB Sheathing (LP FlameBlock) in 2010 and MuleHide and parent company, ABC Supply Company, have been selling FR Deck Panel to commercial modular building manufacturers since 2004.

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

Sales revenue reported for the fiscal period ending June 30, 2015 was up 4% to $8,471,952 in comparison to $8,154,389 generated in the same fiscal period in 2014. Total sales volume, as measured by surface volume of product shipped, was 21,624,100 sq ft; an all time high for Barrier.  This is a 9% increase from the 19,750,800 sq. ft. shipped during the previous year.

Shipments into the Residential Roof Deck, Wall Assembly, and Structural Insulated Panel Market Sectors (LP FlameBlock) during the fiscal year increased 12% over shipments in fiscal 2014.  Sales into the Commercial Modular Market (FR Deck Panel) increased 3% in comparison to the previous year.

Barrier and LP conduct business guided by a Supply Agreement that had a term ending on December 31, 2013.  The Agreement contains a provision to extend the term annually, upon mutual agreement of both parties.  As 2013 came to a close, it was clear that further discussions were warranted to determine how best to strategize future production capacity expansion plans in the US while protecting LP Corporation and Barrier’s respective business interests, so month to month extensions were executed.  In August 2015, LP and Barrier extended their existing Supply Agreement through December 31, 2019.  In addition, in August 2015, Barrier granted a license to LP for the manufacture and distribution of Pyrotite® products in a plant in Clarke County Alabama.

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

Gross profit for the fiscal period was $1,791,376 vs. $1,566,493 in the previous year. The gross margin, as a percentage of sales revenue, increased to 21% in the current fiscal year from 19% in the prior year.  In the near term, gross margins are anticipated to remain relatively flat or perhaps to improve slightly based on continued gains in production efficiency. Capacity limitations at the current manufacturing facility in Watkins Minnesota, however, are being approached and further non-marginal improvement in scale efficiency will be delayed until additional production capacity is added.

Cost of sales increased to $6,680,576 in 2015 from $6,587,896 in Fiscal 2014.  The increase is attributable to the increase in volume produced.  Barrier created significant gains in manufacturing efficiency as measured by the average cost per square foot of production which decreased from $0.33 to $0.31 during the fiscal reporting period.

Substrate cost and materials/labor were the major expenses in this category.  Substrate accounted for $1,311,514 for the fiscal year versus $1,529,837 in the same period last year. Materials and labor accounted for an additional $3,956,543 in the twelve month period in 2015 versus $3,670,094 in 2014.

Depreciation on plant and equipment is included in cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, increased slightly year-to-date from $316,862 in 2014 to $337,777.  The expense reflects scheduled depreciation of the newer manufacturing line equipment and building expansion.

Administrative expenses for Fiscal 2015 increased to $1,016,820 from $870,930 in the prior year.  The administrative costs per sq. ft. were $0.047 for the fiscal year which was a slight overall increase from the $0.044 reported in Fiscal 2014.

Accounting and Audit Fees decreased from $80,220 to $77,693.  A significant portion of the cost for accounting services are involved with the year-end and audited review and publishing of Barrier’s annual financials.

Insurance costs have increased from $80,456 to $85,438.  The difference is due to annually adjusted premiums based on larger sales volume.

Legal fees increased from $74,712 in Fiscal 2014 to $89,763 in Fiscal 2015.  Legal fees were expended on activities in support of developing strategic partners and technology licensees, the year-end Annual General Meeting, as well as in monitoring and protecting Pyrotite® patents and trademarks.  Additional costs were incurred during the  period as Barrier applied for and received a provisional patent from the US Patent Office for the process of treating I-Joists with Pyrotite®

Barrier has two US patents, a patent in Australia, and a patent in Canada. These patents protect the manufacturing and process technology utilized in the production of fire-rated sheathing products utilizing Pyrotite®.

Sales, marketing, and investor relations expenses increased from $23,067 to $43,484 for the year. During the year, there were sales trips directly related to the expansion of product markets.

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

Wages and management fees increased to $605,511 from $497,169.  The increase in wages and management fees reflects performance awards for management and remuneration for the Board of Directors.

Operating Income of $774,556 is being reported for the fiscal period ending June 30, 2015, an 11% increase over the $695,563 that was reported for the same period last year.

The improvement in operating income is a result of increased sales volumes and focus on manufacturing efficiency. It is Barrier’s fundamental belief that sustained increased sales volume coupled with an intense focus on manufacturing efficiency is the best pathway to long-term profitability.

Other items include income and costs not directly related to business operations.  Other income items reported during the fiscal year herein includes interest/other income of $1,129.  To compare, for the same reporting period last year there was a foreign exchange loss of $611 and interest/other income of $350.

Interest on Long Term Debt has decreased from $61,292 to $54,417 for the 12-month reporting period as a result of larger principal payments as long term debt ages.

Net Income.  Net income of $701,581 is being reported for the fiscal period ending June 30, 2015, whereas in the same period in 2014, net income of $585,948 was reported.

Barrier remains focused on cutting costs and improving efficiencies wherever it can.  This includes operating the manufacturing line with maximum efficiency. Keeping a vigilant handle on costs will help keep operational costs as low as possible and enable financial improvements to continue and at lower volumes than previously possible.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the nine most recently completed quarters:

	Jun 30 2015	Mar 31 2015	Dec 31 2014	Sept 30 2014	Jun 30 2014	Mar 31 2014	Dec 31 2013	Sept 30 2013
Volume shipped (MSF)	5,485	5,268	4,516	6,355	6,650	4,169	3,371	5,561
Total Revenues (000)	$2,199	$1,965	$1,836	$2,472	$2,778	$1,700	$1,394	$2,282
Operating Income(loss) (000)	$162	$165	$119	$329	$520	$85	($29)	$120
Net income (loss) (000)	$128	$154	$105	$315	$457	$72	($45)	$102
EPS (Loss) Per Share	$0.01	$0.00	$0.00	$0.01	$0.01	$0.00	$0.00	$0.00

Selected Annual Information

	2015	2014
Total Revenue	$8,472.0	$8,154.0
Net income (loss)	$702.0	$586.0
Per share	$0.02	$0.01
Per share, fully diluted	$0.01	$0.01
Total assets	$4,924.9	$4,317.3
Total long-term financial liabilities	$328.9	$687.1
Cash dividends declared per share	Nil	Nil

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

After successful preliminary fire testing and initial test marketing, further testing resulted in a UL certified fire-rated I-Joist listing and small scale commercial production has begun.  Barrier and LP’s EWP Division will be actively pursuing these exciting opportunities during the next fiscal year.  By working together we will endeavor to develop products that will meet code requirements being developed by the International Code Council (ICC), as well as production technology and capacity.

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

Financial position & financings

Barrier ended the fiscal year with a working capital surplus (current assets less current liabilities) of $1,207,738.  Operating cash flow was $603,197 in comparison to $784,836 for the year ended June 30, 2014.

Barrier has a short term revolving line of credit ($500,000) at the local Farmers State Bank of Watkins, in Watkins, Minnesota.  As of June 30, 2015 the balance owing on the revolving line of credit was $0 leaving an additional $500,000 available for use.  In addition, two convertible debentures in the amount of $150,000 each were established in December 2011.  To date, $240,000 has been drawn on these debentures with an additional $60,000 available for cash flow if needed.

Investing activities resulted in net cash outflow of $474,723 in the current period in comparison to a net cash outflow of $134,124 in the prior year.  The cash outflow was the result of the acquisition of plant and equipment capital improvements.

Financing activities resulted in net cash outflow of $32,948 in the current year compared to a net cash outflow of $121,364 for last year.  The cash outflow resulted from the repayments on long-term debt and obligations under capital lease.

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

Current and Future Financing Needs

At June 30, 2015, the current cash and cash equivalents totaled $804,452; there was $500,000 in available funds to draw on the revolving credit facility, and an additional $60,000 available from the convertible debentures.  Over the next twelve months, the Company anticipates that the operation of business will produce an average monthly operating cash flow of $75,000 for a total of $900,000 for the 2015 fiscal year.  In addition, over the next 12 months, the Company is required to make payments totaling $51,396 in respect of its capital lease obligations and $653,931 in respect of accounts payable outstanding as at June 30, 2015.  Based on the foregoing, management believes there will be sufficient cash to maintain operations for the next 12 months.

Related Party Transactions

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches from $10,000 - $50,000 and as at June 30, 2015 the Company had received $240,000 (2014:  $240,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date.  During the year ended June 30, 2015, the Company incurred interest charges of $28,800 (2014:  $28,800) on these convertible debentures. The convertible debentures mature on January 30, 2017.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of June 30, 2015:  47,807,426 common shares at $15,934,256

Issued as of Sept 18, 2015:  47,807,426 common shares at $15,934,256

Options outstanding:

The following summarizes information about the stock options outstanding at June 30, 2015:

	Exercise
Number	Price	Expiry Date

1,077,500	$0.097	August 2, 2016

1,077,500

Other Matters

As at June 30, 2015 the Company did not have any off-balance sheet arrangements to report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

International Barrier Technology Inc.

We have audited the accompanying consolidated balance sheets of International Barrier Technology Inc. as of June 30, 2015 and 2014 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Barrier Technology Inc. at June 30, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO CANADA LLP

Chartered Accountants

Vancouver, Canada

September 28, 2015

INTERNATIONAL BARRIER TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2015 and June 30, 2014
(Stated in US Dollars)

		ASSETS

			June 30, 2015	June 30, 2014

Current
Cash and cash equivalents			$ 804,452	$ 708,926
Accounts receivable			405,859	235,714
Inventory - Note 3			640,219	448,490
Prepaid expenses and deposits			59,879	46,655
Total Current Assets			1,910,409	1,439,785
Property, plant and equipment – Note 4			3,014,476	2,877,530
Total Assets			$ 4,924,885	$ 4,317,315

		LIABILITIES
Current
Accounts payable and accrued liabilities			$ 653,931	$ 714,994
Current portion of long term debt - Note 6			-	63,650
Obligation under capital leases - Note 7			48,740	75,494
Total Current Liabilities			702,671	854,138
Long-term debt - Note 6			-	248,460
Convertible debentures - Note 5			240,000	240,000
Obligation under capital leases – Note 7			40,139	59,473

Total Liabilities			982,810	1,402,071

		STOCKHOLDERS' EQUITY
Common Stock - Note 8
Authorized:
100,000,000 common shares without par value
Issued:
47,807,426 common shares (June 30, 2014: 44,554,926)			15,934,256	15,478,926
Additional paid-in capital			1,509,283	1,639,363
Accumulated deficit			(13,501,464)	(14,203,045)

Total Stockholders' Equity			3,942,075	2,915,244

Total Liabilities and Stockholders' Equity			$ 4,924,885	$ 4,317,315

APPROVED BY THE BOARD OF DIRECTORS

"David Corcoran"			"Victor Yates"
David Corcoran	Director		Victor Yates	Director

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
June 30, 2015 and 2014
(Stated in US Dollars)

	June 30, 2015	June 30, 2014

Sales - Note 11	$ 8,471,952	$ 8,154,389

Cost of Sales	6,680,576	6,587,896

Gross Profit	1,791,376	1,566,493

Expenses
Accounting and audit fees	77,693	80,220
Filing Fees	25,052	22,123
Insurance	85,438	80,456
Bank charges and interest	112	65
Legal fees	89,763	74,712
Office and miscellaneous	70,488	72,809
Sales, marketing, and investor relations	43,484	23,067
Telephone	12,888	12,338
Transfer agent fees	6,391	7,971
Wages and management fees	605,511	497,169

Total Administrative Expenses	1,016,820	870,930

Operating Income (loss)	774,556	695,563

Foreign exchange gain (loss) and other income	1,129	(261)
Interest & Penalties	(19,687)	(48,062)
Interest on long-term obligations	(54,417)	(61,292)

Total Other Expense	(72,975)	(109,615)

Net income (loss) for the period	$ 701,581	$ 585,948

Basic income per share	$ 0.02	$ 0.01
Diluted income per share	$ 0.01	$ 0.01

Weighted average number of shares outstanding:

Basic	44,991,563	44,503,726

Diluted	51,753,562	49,403,200

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
June 30, 2015 and 2014
(Stated in US Dollars)

	June 30, 2015	June 30, 2014

Operating Activities
Net income (loss) for the year	$ 701,581	$ 585,948
Items not involving cash:
Depreciation - plant and equipment	337,777	316,862
Stock-based compensation - consulting	-	2,220
Stock-based compensation - wages	-	63,139
Changes in non-cash working capital balances related to operations:
Accounts receivable	(170,145)	(53,673)
Inventory	(191,729)	(37,590)
Prepaid expenses and deposits	(13,224)	42,473
Accounts payable and accrued liabilities	(61,063)	(134,543)

Net cash provided by operating activities	603,197	784,836

Cash Flows provided by Financing Activities
Issuance of Common Shares	325,250	9,700
Repayment on long term debt	(312,110)	(59,816)
Decrease in obligations under capital lease	(46,088)	(71,248)
Net cash used in financing activities	(32,948)	(121,364)

Cash Flows used in Investing Activities
Acquisition of equipment	(474,723)	(134,124)
Net cash used in investing activities	(474,723)	(134,124)

Increase in cash and cash equivalents during the period	95,526	529,348

Cash and cash equivalents, beginning of the period	708,926	179,578

Cash and cash equivalents, end of the period	$ 804,452	$ 708,926

Supplemental Cash Flow Information
Cash paid for interest	$ 54,417	$ 61,292

Cash paid for income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
June 30, 2015 and 2014
(Stated in US Dollars)

	Common Stock
			Additional
	Issued	Amount	Paid-in	Accumulated
	Shares		Capital	Deficit	Total

Balance, June 30, 2013	44,454,926	15,463,675	1,579,555	(14,788,993)	2,254,237
Stock Based Compensation	-	-	65,359	-	65,359
Exercise of options	100,000	9,700	-	-	9,700
Fair value of stock options exercised	-	5,551	(5,551)	-	-
Net income for the period	-	-	-	585,948	585,948

Balance, June 30, 2014	44,554,926	15,478,926	1,639,363	(14,203,045)	2,915,244
Exercise of options	3,252,500	325,250	-	-	325,250
Fair value of stock options exercised	-	130,080	(130,080)	-	-
Net Income for the period	-	-	-	701,581	701,581

Balance, June 30, 2015	47,807,426	15,934,256	1,509,283	(13,501,464)	3,942,075

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Stated in US Dollars)

Note 1

Nature of Operations

The Company develops and manufactures proprietary fire resistant building materials in the United States of America and, as well, the Company owns the exclusive U.S. and international rights to the Pyrotite fire retardant technology. All of the Company’s revenues and substantially all of the long-term assets are located in the United States. There are minimal long-term assets held in Canada.

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

b)

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and an original maturity of three months or less on the purchase date to be cash equivalents.

c)

Inventory

Inventory is valued by management at the lower of cost on a FIFO (first-in, first-out) and net realizable value. Net realizable value is the estimated selling price less any additional cost of sale.   In addition, items such as abnormal amounts of idle facility expense, freight, handling and waste material are recognized as current period charges rather than inventory value.

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

g)

Foreign Currency Translation

The functional currency for the Company’s operations is the U.S. dollar. Monetary assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the exchange rate prevailing at the end of the year.  Non-monetary assets and liabilities are translated at the exchange rate prevailing at the respective transaction dates while revenues and expenses are translated at the average exchange rate during the year.  Exchange gains and losses are recognized in the statement of operations.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

h)

Research and Development Costs

Research and development costs are expensed in the year in which they are incurred.

i)

Basic and Diluted Income (Loss) per Share

Earnings or loss per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average of all potentially dilutive shares of common stock that were outstanding during the periods presented. The number of shares potentially issuable at June 30, 2015 upon the exercise or conversion of share purchase warrants, share purchase options and conversion of convertible debentures totaled 5,877,500.  The number of shares potentially issuable at June 30, 2014 upon exercise or conversion of share purchase warrants and share purchase options and the conversion of convertible debentures totaled 9,130,000.

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

The basic and diluted earnings per share for the years ended June 30, 2015 and 2014 were calculated as follows:

	June 30, 2015	June 30,2014
Basic
Numerator
Net income	$ 701,581	$ 585,948
Denominator
Weighted average common shares outstanding	44,991,563	44,503,726

Basic net income per share	$ 0.02	$ 0.01

Diluted
Numerator
Net income	$ 701,581	$ 585,948
Convertible debt interest	28,800	28,800
Net income for diluted income per share	$ 730,381	$ 614,748
Denominator
Weighted average common shares outstanding	44,991,563	44,503,726
Potential share issuances
Common share options	2,697,321	1,633,215
Common share warrants	1,664,678	866,259
Convertible debentures	2,400,000	2,400,000
Weighted average number of common shares outstanding used in computing diluted earnings per share	51,753,562	49,403,200

Diluted earnings per share	$0.01	$0.01

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

j)

Fair Value Measurements

The book value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term maturity of those instruments.  Based on borrowing rates currently available to the Company under similar terms, the book value of long term debt, and capital lease obligations approximate their fair values. The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Certain of the Company’s cash equivalents, consisting of short-term term deposits, are based on Level 2 inputs in the ASC 820 fair value hierarchy.

The Company’s long-term debt is based on Level 2 inputs in the ASC 820 fair value hierarchy.  Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the long-term debt is $nil (2014:  $312,110).

The Company’s convertible debentures are based on Level 2 inputs in the ASC 820 fair value hierarchy.  The Company calculates the fair value of these instruments by aggregating the fair values of each of the debt and equity components of the instrument.

The fair of debt component is calculated by discounting the future cash flows using a rate that is representative of the current arms-length borrowing rate. The fair value of the equity component is calculated by using the Black Scholes pricing model to determine the fair value of the warrant included in the equity unit issuable to the debt holder on conversion of the debt.

At June 30, 2015, the convertible debentures had a fair value of $790,630 (2014:  $779,196).

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).  There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended June 30, 2015 and 2014.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

k)

Accounts Receivable and Concentrations of Credit Risk

The Company grants credit to its customers in the normal course of business. Trade receivables are typically non-interest bearing and are initially recorded at cost. Sales to the Company’s recurring customers are generally made on open account terms. Past due status of customer accounts is determined based on how recently payments have been received in relation to payment terms granted. Credit is generally extended based upon an evaluation of each customer’s financial condition, with terms consistent in the industry and no collateral required. Losses from credit sales are provided for in the financial statements and consistently have been within the allowance provided. The allowance is an estimate of the ability to collect accounts receivable based on an evaluation of specific customer risks along with additional reserves based on historical and probable bad debt experience. Amounts are written off against the allowance in the period the Company determines that the receivable is uncollectible. The Company has not recorded an allowance for doubtful accounts against its accounts receivable in each of the years ended June 30, 2015 and June 30, 2014.

(l)

Currency Risk

During the year ended June 30, 2015, the Company realized a foreign exchange gain of $nil (2014: $611) as a result of the Company having some vendor payments that were paid in Canadian dollars.

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

The Company periodically enters into arrangements that contain multiple deliverable elements requiring an evaluation of each deliverable to determine whether it represents a separate unit of accounting. Each delivered item constitutes a separate unit of accounting when it has stand-alone value to the customer obligating the Company to determine a selling price for each deliverable. During the year ended June 30, 2014, the Company entered into a license fee agreement by which the Company was required to transfer a license of its intellectual property to the licensee along with providing follow-up technical support and assistance. The licensee paid an upfront fee of $100,000 which was recognized in revenue for the year ended June 30, 2014 as the Company had completed its obligations. In accordance with the terms of the agreement the licensee pays royalties to the Company for the product it manufactures and sells.  License fees are recognized as earned in accordance with the terms of the agreement when the license fees can be reasonably estimated and collectability is reasonably assured.

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

Note 2

Significant Accounting Policies – (cont’d)

p)

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 regarding Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance was to be effective for the Company in the first quarter of the June 30, 2018 fiscal year using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance; or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures as defined per the guidance.  In August 2015, the FASB issued ASU 2015-14 to defer the effective date of the guidance contained in ASU 2014-15 by one year. Thus, the guidance is effective for the Company commencing in the first quarter of the June 30, 2019 fiscal year. Management is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

q)

Comparative Financial Information

Certain of the comparative financial information has been reclassified to conform with the financial statement presentation in the current year.

Note 3

Inventory

	June 30, 2015	June 30, 2014

Raw materials	$ 387,469	$ 365,414
Finished goods	252,750	83,076

	$ 640,219	$ 448,490

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Stated in US Dollars)

Note 4

Property, Plant and Equipment

		June 30, 2015
		Accumulated
	Cost	Depreciation	Net
Manufacturing Equipment	$ 3,806,970	$ 2,093,596	$ 1,713,374
Equipment and Furniture	33,194	33,194	-
Computer Equipment	30,032	30,032	-
Subtotal Equipment	3,870,196	2,156,822	1,713,374

		June 30, 2015
		Accumulated
Assets under Capital Lease	Cost	Depreciation	Net
Equipment	166,507	75,334	91,173
Land	54,498	-	54,498
Building	2,372,488	1,251,992	1,120,496
Railroad Spur	94,108	59,173	34,935
Subtotal Assets under Capital
Lease	2,687,801	1,386,499	1,301,102
Total Property, Plant and Equipment	$ 6,557,797	$ 3,543,321	$ 3,014,476

		June 30, 2014
		Accumulated
	Cost	Depreciation	Net
Manufacturing Equipment	$ 3,700,739	$ 1,869,333	$ 1,831,406
Equipment and Furniture	33,194	33,194	-
Computer Equipment	30,032	30,032	-
Subtotal Equipment	3,763,965	1,932,559	1,831,406

		June 30, 2014
		Accumulated
Assets under Capital Lease	Cost	Depreciation	Net
Equipment	109,186	61,435	47,751
Land	54,498	-	54,498
Building	2,061,317	1,156,145	905,172
Railroad Spur	94,108	55,405	38,703
Subtotal Assets under Capital
Lease	2,319,109	1,272,985	1,046,124
Total Property, Plant and Equipment	$ 6,083,074	$ 3,205,544	$ 2,877,530

During the year ended June 30, 2015, the Company recorded depreciation expense of $337,777 (2014: $316,862) on its property, plant and equipment. This amount is included in cost of sales in the Statement of Operations.

Depreciation of assets under capital leases included in amortization expense for the year ended June 30, 2015 was $113,514 (2014:  $99,752).

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Stated in US Dollars)

Note 5

Convertible Debenture

During the year ended June 30, 2012, the Company approved the issuance of two convertible promissory debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches from $10,000 - $50,000 and as at June 30, 2015 the Company had received $240,000 (2014:  $240,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date.  During the year ended June 30, 2015, the Company incurred interest charges of $28,800 (2014:  $28,800) on these convertible debentures. The promissory debentures mature on January 30, 2017.

Note 6

Long-term Debt

	June 30, 2015	June 30, 2014

Revolving promissory note in the amount of $500,000 bearing interest at 5.5% per annum and is unsecured. The promissory note is repayable on demand, but if no demand for repayment is made, on June 22, 2016. As at June 30, 2015, the Company has not drawn any funds on this note.	-	-
Term bank loan facility in the amount of $450,000 bearing interest at 6.25% and collateralized by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The facility is being amortized over 4 years with fixed monthly blended payments of principal and interest totaling $6,800. The term loan was paid in full in June.	-	312,110

Subtotal including Current Portion	-	312,110
Less: current portion	-	(63,650)

Total Long-Term Debt	$ -	$ 248,460

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Stated in US Dollars)

Note 7

Obligation under Capital Leases

Future minimum annual lease payments on the obligation under capital leases are as follows:

2016	$ 51,396
2017	14,585
2018	14,585
2019	9,550
2020	4,102

Subtotal Including Interest	94,218
Less: amount representing interest	(5,339)
Subtotal Including Current Portion	88,879
Less: current portion	(48,740)
Long-term portion	$ 40,139

The capital leases bear interest at various rates from 4.00% to 6% per annum.

Interest on capital leases included in interest on long-term debt for the year ended June 30, 2015 was $6,633 (2014:  $9,925).

Note 8

Common Stock

a)

Escrow:

At June 30, 2015, there are 48,922 (2014 – 48,922) common shares held in escrow by the Company’s transfer agent, the release which is subject to the approval of the regulatory authorities. As at June 30, 2015, all of these shares held in escrow are issuable but the Company has yet to request their release.  These shares have been included in the computation of net loss per share.

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

Common Stock – (cont’d)

b)

Commitments: - (cont’d)

Stock-based Compensation Plan – (cont’d)

A summary of the status of the Company’s share purchase option plan as of June 30, 2015 and 2014 and changes during the years ending on those dates is presented below:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value

Outstanding, June 30, 2013	3,252,500	$0.10	$-

Granted	1,177,500	$0.097
Exercised	(100,000)	$0.097
Outstanding, June 30, 2014	4,330,000	$0.10	$509,843

Exercised	(3,252,500)	$0.10
Outstanding, June 30, 2015	1,077,500	$0.097	$183,175

Exercisable, June 30, 2015	1,077,500	$0.097

Exercisable, June 30, 2014	4,330,000	$0.10

The following summarizes information about share purchase options outstanding as at June 30, 2015:

Number	Exercise		Remaining
	Price	Expiry Date	Contractual Life

1,077,500	$0.097	August 2, 2016	1.09 years
1,077,500

The weighted-average grant date fair value of options granted during the years 2015 and 2014 was nil and $0.056 respectively.

As June 30, 2015, the total unamortized stock-based compensation cost expected to vest in future fiscal periods is $Nil (2014: $Nil).

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

Note 9

Research and Development Costs

Research and development expense, included in cost of sales, consists of the following for the years ended June 30, 2015 and 2014.

	June 30, 2015	June 30, 2014

Testing Services	$ 30,356	$ 27,740

Note 10

Income Taxes

The components of net income (loss) for the years ended June 30, 2015 and 2014 are as follows:

	June 30, 2015	June 30, 2014

U.S.	$ 971,801	$ 809,870
Non U.S.	(270,220)	(223,922)

	$ 701,581	$ 585,948

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	June 30, 2015	June 30, 2014
Net operating losses	$ 1,054,000	$ 1,563,000
Property, plant and equipment	(17,000)	(30,000)
Expenses not currently deductible	7,000	34,000
Valuation allowance	(1,044,000)	(1,567,000)
Net deferred tax assets	$ -	$ -

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Stated in US Dollars)

Note 10

Income Taxes – (cont’d)

The provision for income taxes differs from the amount established using the Canadian statutory income tax rate (26%) as follows:

	June 30, 2015	June 30, 2014
Income tax expense (benefit) at statutory rate	$ 182,000	152,000
Foreign income taxed at foreign statutory rate	109,000	94,000
Expiry of loss carry-forward	25,000	51,000
Stock based compensation	-	16,000
Interest and penalties	5,000	13,000
Effect of foreign exchange	15,000	11,000
Effect of reduction in tax rates	-	(89,000)
Impact of under (over) provision in prior year	187,000	(50,000)
Change in valuation allowance	(523,000)	(198,000)
Net deferred tax assets	$ -	$ -

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the future tax asset has been established at both June 30, 2015 and June 30, 2014.

As at June 30, 2015, the Company had estimated net operating loss carry-forwards available to reduce taxable income in future years, which were incurred in the United States and Canada as follows:

	United States	Canada	Total
2026	-	154,000	154,000
2027	-	185,000	185,000
2028	-	157,000	157,000
2029	418,000	159,000	577,000
2030	774,000	131,000	905,000
2031	354,000	94,000	448,000
2032	69,000	264,000	333,000
2033	-	139,000	139,000
2034	-	206,000	206,000
2035		270,000	270,000
Total Net Operating Loss Carry-Forwards	$ 1,615,000	$ 1,759,000	$ 3,374,000

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Stated in US Dollars)

Note 10

Income Taxes – (cont’d)

Uncertain Tax Positions

The Company  records liabilities related to uncertain tax positions in accordance with the guidance that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. At June 30, 2015, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

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

	June 30, 2015	June 30, 2014

Customer #1	73%	72%
Customer #2	27%	28%

The amounts receivable from each of these customers at June 30, 2015 is $175,992 and $187,290 respectively (2014:  $230,336 and $0 respectively).

The loss of either of these customers or the curtailment of purchases by such customers could have material adverse effects on the Company’s financial condition and results of operations.

Note 12

Subsequent Events

In August 2015, the Company granted an additional license for the manufacture and distribution of Pyrotite products.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of June 30, 2015, and has concluded the disclosure controls and procedures were ineffective as discussed in greater detail below.  As of the date of this filing, the Company is still in the process of remediating such material weaknesses in its internal controls and procedures.

(b)  Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of its internal control over financial reporting as of June 30, 2015.

Based on its evaluation under the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, management with the participation of our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2015, due to the existence of a significant deficiency constituting a material weakness, as described in greater detail below.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In light of this material weakness, the Company performed additional post-closing procedures and analyses in order to prepare the consolidated financial statements included in this report. As a result of these procedures, the Company believes its consolidated financial statements included in this report present fairly, in all material respects, the financial position, results of operations and cash flows for the year ended June 30, 2015.

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

Material Weaknesses Identified

In connection with the preparation of the consolidated financial statements for the year ended June 30, 2015, management identified the following material weakness in internal control:

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

(c)  Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of our fiscal year ended June 30, 2015 that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

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

Table No. 4 Directors and Executive Officers August 31, 2015
			Date of First
			Election or
Name	Position	Age	Appointment
David J. Corcoran (1)(4)	Director	68	July 1986
Michael D. Huddy (1)(2)	President/CEO/Director	63	February 1993
Melissa McElwee (5)	Chief Financial Officer	42	November 2012
Lindsey Nauen (3)	Corporate Secretary	63	December 2003
Victor A. Yates (1)(4)	Director	70	November 1987

(1)  Member of Audit Committee

(2)  Business Address: c/o Barrier Technology Inc. 510 4th Street North, Watkins, Minnesota, USA  55389

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

Lindsey Nauen, Corporate Secretary, received her MBA from the University of Minnesota in 1988.  She also received a B.A. in psychology in 1971 and a M.A. in Library Science in 1974.  She recently sold her business of over 15 years, Nauen Mobile Accounting, which provided accounting and business consulting services to small businesses.  She remains as a consultant.  She has been providing various accounting services to the Company since 1999.

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

Despite the Company’s Secretary/Administrator spending material portions of this time on businesses other than the Company, the Company believes that she devotes sufficient time to the Company to properly carry out his duties.

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

Board Meetings and Committees; Annual Meeting Attendance

During Fiscal 2015, the Board of Directors held four regularly scheduled meetings, and seven special and telephone meetings.  For various reasons, Board members may not be able to attend a Board meeting; all Board members are provided information related to each of the agenda items before each meeting, and, therefore, can provide counsel outside the confines of regularly scheduled meetings.  No director attended fewer than 75% of the aggregate of: (1) the total number of meetings of the Board of Directors, while he was a Director; and (2) the total number of meetings of committees of the Board of Directors on which the director served.  Directors are encouraged to attend annual meetings of our stockholder; all three directors physically attended the November 2014 annual shareholders meeting.

The attendance records of our Board members during Fiscal 2015 were:

Name	Board of Director Meetings	Audit Committee Meetings
David Corcoran	4 of 4	12 of 12
Michael Huddy	4 of 4	12 of 12
Victor Yates	4 of 4	12 of 12

Nominating Committee and Compensation Advisory Board

The Company does not have a Nominating Committee.  The entire Board of Directors is responsible for screening potential director candidates and recommending qualified candidates for nomination as members of the Board of Directors. In evaluating potential director candidates, the Board of Directors considers recommendations of potential candidates from incumbent directors, management and stockholders.  Any recommendation submitted by a stockholder to the Board of Directors must include the same information concerning the potential candidate and the stockholder, and must be received in the time frame described herein for the Calendar 2015 Annual meeting.

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

Audit Committee

The Company has an Audit Committee, which recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company’s audits, the Company’s internal accounting controls, and the professional services furnished by the independent auditors to the Company.  The current members of the Audit Committee are: David Corcoran, Mike Huddy and Victor Yates (independent).  The Audit Committee met monthly in Fiscal 2015 and has met three times during Fiscal 2016-to-date.

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

b. discussed with the independent auditors the matters required to be discussed by PCAOB Auditing Standard No. 16 (Communications with Audit Committees) c. received the written disclosures and the letter from the independent accountants required by as adopted by the Public Company Accounting Oversight Board in Rule 3526, and has discussed with the independent accountant the independent accountant's independence; and

d. recommended to the board of directors that the audited financial statements be included in the Company's annual report on Form 10–K for the last fiscal year for filing with the SEC.

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

Further, Directors’ attendance at Annual Meetings can provide shareholders with an opportunity to communicate with Directors about issues affecting the Company.  The Company does not have a policy regarding director attendance, but all Directors are encouraged to attend the Annual Meeting of Shareholders.  All of our directors physically attended our Annual Meeting in November 2014.

ITEM 11.  EXECUTIVE COMPENSATION

Director Compensation

The Company compensated Directors for their service in their capacity as Directors, $750 per physical meeting up until the decision was made at the November 30, 2012 Annual General Meeting.  It was decided to discontinue this payment until further notice.  During the 2014 Annual Meeting, it was decided to reinstate this compensation.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During Fiscal 2015/2014/2016, Directors were paid $1,500, $0, and $3,000 for attending meetings, respectively. During the year ended June 30, 2015, each member of the Board of Directors was granted a $30,000 remuneration payment for prior service.

Executive Officer Compensation

The following table sets forth the summary of compensation earned during Fiscal 2015 and Fiscal 2014 by the Company’s Chief Executive Officer and its other named Executive Officers.  The following table excludes Directors’ Fees paid to Executive Officers who are also Directors; refer to Table No. 6.

Table No. 5
Summary Compensation Table
Executive Officers
Name and Principal Positions	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Comp.	TOTAL
Michael Huddy President/CEO	2015 2014	$126,140 $120,000	Nil Nil	Nil Nil	$Nil $11,795	Nil Nil	Nil Nil	Nil Nil	$126,140 $131,795
Melissa McElwee Chief Financial Officer	2015 2014	$79,460 $82,927	$30,000 Nil	Nil Nil	Nil $11,101	Nil Nil	Nil Nil	Nil Nil	$109,460 $94,028
Lindsey Nauen Corporate Secretary	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$Nil $Nil

The determination of non-cash value of option awards is based upon the grant date fair value determined using either the binomial or Black-Scholes Option pricing model, details and assumptions of which are set out in Notes 2 and 8 to the consolidated financial statements included in this Annual Report.

Director Compensation

The following table sets forth the summary of compensation earned during Fiscal 2015 and Fiscal 2014 by the Company’s Directors.  For Executive Officers who are also Directors, this table includes only Directors Fees; refer to Table No. 5 for all other compensation for them.

Table No. 6
Summary Compensation Table
Directors
Director Name	Fiscal Year	Fees Earned or Paid In Cash	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Comp.	TOTAL
David Corcoran	2015 2014	$1,500 Nil	Nil Nil	Nil $11,795	Nil Nil	Nil Nil	$30,000 Nil	$31,500 $11,795
Michael Huddy	2015 2014	$1,500 Nil	Nil Nil	Nil $11,795	Nil Nil	Nil Nil	$30,000 Nil	$31,500 $11,795
Victor Yates	2015 2014	$1,500 Nil	Nil Nil	Nil $11,795	Nil Nil	Nil Nil	$30,000 Nil	$31,500 $11,795

(1)  The determination of value of option awards is based upon the grant date fair value determined by either binomial or Black-Scholes Option pricing model, details and assumptions of which are set out in Notes 2 and 8 to the consolidated financial statements included in this Annual Report.

Stock Options

The Company grants stock options to Directors, Executive Officers and employees/consultants; refer to ITEM #11, “Stock Options” and Tables 5/6/7/8/9.

Stock Options Granted/Expired During The Most Recently Completed Fiscal Year

During the most recently completed fiscal year, there were no options granted to Executive Officers, Directors, employees/consultants.  The Company has no equity or non-equity incentive plans.

Outstanding Equity Awards at Fiscal Year-End

The following table gives certain information concerning unexercised stock options; common stock that has not vested; and equity incentive plan awards for Executive Officers, Directors, Employees/Consultants outstanding as of the end of Fiscal 2015 Ended 6/30/2015.

Table No. 8
Outstanding Equity Awards at Fiscal Year-End
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Michael Huddy	212,500	Nil	Nil	$0.097	8/2/2016
David Corcoran	212,500	Nil	Nil	$0.097	8/2/2016
Victor Yates	212,500	Nil	Nil	$0.097	8/2/2016
Melissa McElwee	150,000	Nil	Nil	$0.097	8/2/2016
Employee/Consultants	290,000	Nil	Nil	$0.097	8/2/2016

Option Exercises and Stock Vested

During Fiscal 2015 ended 6/30/2015, there were exercises of 3,252,500 stock options, no grants of stock options, and the Company made no stock awards.

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

Change of Control Remuneration

The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2015 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Executive Officer.

Bonus/Profit Sharing/Non-Cash Compensation

Except for the stock option program discussed in ITEM #6.E., the Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's Directors or Executive Officers.

Pension/Retirement Benefits

No funds were set aside or accrued by the Company during Fiscal 2015 to provide pension, retirement or similar benefits for Directors or Executive Officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

We have no long-term incentive plans.

The following table summarizes certain information regarding our equity compensation plan as at June 30, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Equity compensation plans approved by security holders	1,077,500	$0.097	3,703,242

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	1,077,500	$0.097

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

Table No. 9 Shareholdings of 5% Shareholders Shareholdings of Directors and Executive Officers August 31, 2015
Title		Amount and Nature	Percent
of	Name/Address of	of Beneficial	of
Class	Beneficial Owner	Ownership	Class #

Common	Carl Marks Group (1)	6,475,695	13.5%
Common	Michael Huddy (2)	2,690,050	5.6%
Common	David Corcoran (3)	2,285,685	4.8%
Common	Victor Yates (4)	1,429,772	3.0%
Common	Melissa McElwee (5)	552,150	1.2%
Common	Lindsay Nauen	0	0.0%
	Total Directors/Officers	6,957,657	14.6%

	TOTAL 5% and Directors/Officers	13,433,352	28.1%

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

(2) 212,500 represent currently exercisable stock options.

(3) 1,741,787 shares and 212,500 currently exercisable options (above) held indirectly through Corcoran Enterprises Ltd., a private company controlled by Mr. Corcoran. 42,807 shares are escrowed and contingently cancelable where release is controlled by Canadian regulatory authorities. The escrow shares are currently eligible for to be released to Mr. Corcoran but the Company has yet to request this release.  Excludes 1,986,434 shares owned by family members, where he disavows beneficial interest and does not have voting or disposition control.

(4) 1,217,272 shares and 212,500 currently exercisable options (above) held indirectly through Continental Appraisal Ltd., a private company controlled by Mr. Yates.  6,115 shares are escrowed and contingently cancelable where release is controlled by Canadian regulatory authorities   Excludes 1,751,551 shares owned by family members, where he disavows beneficial interest  and does not have voting or disposition control.

(5) 150,000 represent currently exercisable stock options.

# Based on 47,807,426 shares outstanding as of 8/31/2015.

Escrowed Common Shares

On 5/15/1987, the Company issued 296,500 shares of “Principal Escrow” common stock at CDN$0.01 per share.  Effective 11/24/2004, 124,530 of these shares were cancelled and returned to the treasury.  48,922 of these shares are still escrowed and outstanding.  On 8/31/2015, these are held:

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

Table No. 10 Stock Options Outstanding August 31, 2015
	Number of Shares	US$
	of Common	Exercise	Grant	Expiration
Name	Stock	Price	Date	Date

David Corcoran	212,500	$0.097	8/02/13	8/02/16
Victor Yates	212,500	$0.097	8/02/13	8/02/16
Michael Huddy	212,500	$0.097	8/02/13	8/02/16
Melissa McElwee	150,000	$0.097	8/02/13	8/02/16
Subtotal Officers/Directors	787,500

Consultants/Employees	290,000
Total Officers/Directors/Employees	1,077,500

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Corcoran, Administrator/Director

During the twelve months ended June 30, 2012, the Company issued a convertible debenture to a company controlled by Mr. Corcoran in the amount of $150,000. The Company is drawing on this debenture in tranches of between $10,000-50,000 and as of June 30, 2015, the company had received $110,000 in respect of this debenture.  The debenture bears interest at 12% per annum and is secured by a third charge over the Company’s plant and equipment as well as charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder thereof to purchase an additional share for $0.10 for a period of two years from the conversion date.

Michael Huddy, President/CEO

During the twelve months ended June 30, 2012, the Company issued a convertible debenture to a company controlled by Mr. Huddy, director, in the amount of $150,000. The Company is drawing on this debenture in tranches of between $10,000-50,000 and as of June 30, 2015, the company had received $130,000 in respect of this debenture.  The debenture bears interest at 12% per annum and is secured by a third charge over the Company’s plant and equipment as well as charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder thereof to purchase an additional share for $0.10 for a period of two years from the conversion date.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional accounting services were rendered by BDO Canada LLP for Fiscal 2015 and Fiscal 2014.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements incurred in the fiscal years ended 6/30/2015 and 6/30/2014 were $64,187 and $71,615 respectively.

Audit Related Fees

The Company incurred no audit related fees during fiscal years ended 6/30/2015 and 6/30/2014.

Tax Fees

The Company incurred tax fees of $Nil and $Nil during fiscal years ended 6/30/2015 and 6/30/2014 for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred no other fees during the last two fiscal years for services rendered by the Company’s principal accountant.

PART IV

ITEM 15.  EXHIBITS

2.	Plan of acquisition, reorganization, arrangement, of acquisition, reorganization, arrangement, liquidation, or succession: No Disclosure Necessary
3.	Articles of Incorporation/By-Laws: Incorporated by reference to Form 20-FR Registration Statement, as amended and Form 6-K’s.
4.	Instruments defining the rights of holders, incl. indentures --- Refer to Exhibit #3 ---
9.	Voting Trust Agreements: No Disclosure Necessary.
10.	Material Contracts: Incorporated by reference to Form 20-FR Registration Statement, as amended and Form 6-K’s
10.	Technology License Agreement dated September 16, 2013
10.	Technology License Agreement dated August 19, 2015, incorporated by reference to Form 8-K on September 11, 2015
11.	Statement re Computation of Per Share Earnings: No Disclosure Necessary
13.	Annual or quarterly reports, Form 10-Q: No Disclosure Necessary
14.	Code of Ethics: No Disclosure Necessary
16.	Letter on Change of Certifying Accountant: No Disclosure Necessary
18.	Letter on change in accounting principles: No Disclosure Necessary
20.	Other documents or statements to security holders: No Disclosure Necessary
21.	Subsidiaries of the Registrant: No Disclosure Necessary. Refer to ITEM #1.
22.	Published report regarding matters submitted to vote: No Disclosure Necessary
23.	Consent of Experts and Counsel: Consent of Auditor
24.	Power of Attorney: No Disclosure Necessary
31.	Rule 13a/15d-14(a) Certifications – Huddy
31.	Rule 13a/15d-14(a) Certifications – McElwee
32.	Section 1350 Certification – Huddy
32.	Section 1350 Certification – McElwee
99.	Additional Exhibits: No Disclosure Necessary

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE PAGE

Pursuant to the requirements of Section 12g of the Securities Exchange Act of 1934, the Registrant certifies that it meets all of the requirements for filing on Form 10-K and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Barrier Technology Inc. --– SEC File #000-20412

Registrant

Dated: September 29, 2015 By /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: September 29, 2015 By /s/ Melissa McElwee
Melissa McElwee, CFO