Form 10-K
period 2015-06-30
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2015-09-30
CIK 890543

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

June 30, 2015 and 2014

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

June 30, 2015 and 2014

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

June 30, 2015 and 2014

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

June 30, 2015 and 2014

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

June 30, 2015 and 2014

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

June 30, 2015 and 2014

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

June 30, 2015 and 2014

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

June 30, 2015 and 2014

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

June 30, 2015 and 2014

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

June 30, 2015 and 2014

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

June 30, 2015 and 2014

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

June 30, 2015 and 2014

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

June 30, 2015 and 2014

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

June 30, 2015 and 2014

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

International Barrier Technology Inc. --– SEC File #000-20412

Registrant

Dated: September 28, 2015 By /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: September 28, 2015 By /s/ Melissa McElwee
Melissa McElwee, CFO