Form 10-Q
period 2015-09-30
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2015-11-16
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 11/16/2015: 47,807,426 Common Shares w/o par value

Part 1 – Financial Information

Item 1.  Financial Statements

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS September 30, 2015 and June 30, 2015 (Stated in US Dollars) (Unaudited)

	September 30,	June 30,
	2015	2015
ASSETS		(audited)

Current
Cash and cash equivalents	$ 1,040,870	$ 804,452
Accounts receivable	327,945	405,859
Inventory - Note 3	567,495	640,219
Prepaid expenses and deposits	31,674	59,879
Total Current Assets	1,967,984	1,910,409
Property, plant and equipment	3,051,655	3,014,476
Total Assets	$ 5,019,639	$ 4,924,885

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 744,626	$ 653,931
Obligation under capital leases	32,776	48,740
Total Current Liabilities	777,402	702,671
Deferred revenue	50,000	-
Convertible debentures - Note 4	240,000	240,000
Obligation under capital leases	36,904	40,139

Total Liabilities	1,104,306	982,810

STOCKHOLDERS' EQUITY
Common Stock - Note 5
Authorized:
100,000,000 common shares without par value
Issued:
47,807,426 common shares (June 30, 2015: 47,807,426)	15,934,256	15,934,256
Additional paid-in capital	1,509,283	1,509,283
Accumulated deficit	(13,528,206)	(13,501,464)

Total Stockholders' Equity	3,915,333	3,942,075

Total Liabilities and Stockholders' Equity	$ 5,019,639	$ 4,924,885

APPROVED BY THE BOARD OF DIRECTORS

"David Corcoran"	"Victor Yates"
David Corcoran, Director	Victor Yates, Director

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS for the three months ended September 30, 2015 and 2014 (Stated in US Dollars) (Unaudited)

	Three months ended
	September 30,

	2015	2014

Sales - Note 6	$ 2,133,813	$ 2,472,378

Cost of Sales	1,841,954	1,907,846

Gross Profit	291,859	564,532

Expenses
Accounting and audit fees	27,766	46,859
Filing Fees	8,789	3,631
Insurance	18,848	21,907
Bank charges and interest	40	40
Legal fees	18,653	19,243
Office and miscellaneous	13,676	20,693
Sales, marketing, and investor relations	7,057	12,054
Telephone	3,118	3,370
Transfer agent fees	745	1,403
Wages and management fees	211,947	106,254

Total Administrative Expenses	310,639	235,454

Operating income (loss)	(18,780)	329,078

Foreign exchange gain (loss) and other income	325	307
Interest on long-term obligations	(8,287)	(13,972)

Total Other Expense	(7,962)	(13,665)

Net income (loss) for the period	$ (26,742)	$ 315,413

Basic and diluted income per share	$ 0.00	$ 0.01

Weighted average number of shares outstanding:

Basic	47,807,426	44,454,926
Diluted	52,363,536	51,102,624

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended September, 2015 and 2014
(Stated in US Dollars)
(Unaudited)
	Three months ended
	September 30,
	2015	2014

Operating Activities
Net income (loss) for the period	$ (26,742)	$ 315,413
Items not involving cash:
Depreciation - plant and equipment	88,402	81,630
Stock-based compensation - consulting	-	-
Stock-based compensation - wages	-	-
Changes in non-cash working capital balances related to operations:
Accounts receivable	127,914	57,859
Inventory	72,724	20
Prepaid expenses and deposits	28,205	(37,400)
Accounts payable and accrued liabilities	90,695	(6,182)

Net cash provided by operating activities	381,198	411,340

Cash Flows used in Financing Activities
Repayment of long term debt	-	(15,499)
Decrease in obligations under capital lease	(19,199)	(16,532)
Net cash used in financing activities	(19,199)	(32,031)

Cash Flows used in Investing Activities
Acquisition of equipment	(125,581)	(103,867)
Net cash used in investing activities	(125,581)	(103,867)

Increase in cash and cash equivalents during the period	236,418	275,442

Cash and cash equivalents, beginning of the period	804,452	708,926

Cash and cash equivalents, end of the period	$ 1,040,870	$ 984,368

Supplemental Cash Flow Information
Cash paid for interest	$ 8,287	$ 13,972

Cash paid for income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the period ended September 30, 2015
(Stated in US Dollars)
(Unaudited)

	Common Stock
			Additional
	Issued	Amount	Paid-in	Accumulated
	Shares		Capital	Deficit	Total

Balance, June 30, 2014	44,554,926	$ 15,478,926	$ 1,639,363	$(14,203,045)	$ 2,915,244
Exercise of options	3,252,500	325,250	-	-	325,250
Fair value of stock options exercised		130,080	(130,080)	-	-
Net income for the period	-	-	-	701,581	701,581

Balance, June 30, 2015	47,807,426	15,934,256	1,509,283	(13,501,464)	3,942,075

Net income (loss) for the period	-	-	-	(26,742)	(26,742)

Balance, September 30, 2015	47,807,426	$ 15,934,256	$ 1,509,283	$(13,528,206)	$ 3,915,333

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2015

(Stated in US Dollars)

(Unaudited)

Note 1

Basis of Presentation

The accompanying unaudited condensed financial statements of International Barrier Technology Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (“SEC”) Regulation S-X.  Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2015 included in the Annual Report on Form 10-K filed with the SEC on September 28, 2015.  The unaudited condensed consolidated interim financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2015, and the consolidated results of operations and cash flows for the three months ended September 30, 2015.  All intercompany accounts and transactions have been eliminated.  It should be understood that accounting measures at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

September 30, 2015

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

The Company’s convertible debentures are based on Level 2 inputs in the ASC 820 fair value hierarchy.  The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates.  At September 30, 2015, the convertible debentures had a fair value of $536,840 (June 30, 2015:  $790,630).

The Company’s capital lease obligations are based on Level 2 inputs in the ASC 820 fair value hierarchy.  The fair value of the capital lease obligations is $69,679 (June 30, 2015:  $88,879).

As at September 30, 2015, the Company has no assets or liabilities that have fair values measured using Level 3 inputs.

Note 3

Inventory

	September 30, 2015	June 30, 2015

Raw materials	$ 377,584	$ 387,469
Finished goods	189,911	252,750

	$ 567,495	$ 640,219

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2015

(Stated in US Dollars)

(Unaudited)

Note 4

Convertible Debt

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches from $10,000-$50,000 and as at September 30, 2015 the Company had received $240,000 (2014:  $240,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date. During the three month period ended September 30, 2015, the Company incurred interest charges of $7,200 (2014:  $7,200) on these convertible debentures.

Note 5

Common Stock

Escrow:

At September 30, 2015, there are 48,922 (2014 – 48,922) common shares held in escrow by the Company’s transfer agent, the release which is subject to the approval of the regulatory authorities. As at September 30, 2015 and June 30, 2015, all of these shares held in escrow are issuable but the Company has yet to request their release.

Commitments:

Stock-based Compensation Plan

At September 30, 2015, the Company has outstanding options that were granted to directors, officers, and consultants to purchase 1,077,500 common shares of the Company.

A summary of the status of the Company’s share purchase option plan for the three months ended September 30, 2015 is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding, June 30, 2015	1,077,500	$ 0.097
Outstanding, September 30, 2015	1,077,500	$ 0.097
Exercisable, September 30, 2015	1,077,500	$ 0.097
Exercisable, June 30, 2015	1,077,500	$ 0.097

The following summarizes information about the stock options outstanding at September 30, 2015:

Number	Exercise		Remaining
	Price	Expiry Date	Contractual Life

1,077,500	$0.097	August 2, 2016	0.84 years
1,077,500

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2015

(Stated in US Dollars)

(Unaudited)

Note 6

Segmented Information and Sales Concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials. Substantially all of the Company’s revenues and long-term assets are located in the United States.

During the three months ended September 30, 2015, two customers accounted for 100% of total sales revenue:

		Three months ended
	September 30, 2015		September 30, 2014
Customer #1	68%		75%
Customer #2	32%		25%

The accounts receivable from each of these customers at September 30, 2015 were $189,837 and $122,586, respectively (2014:  $160,586 and $17,247, respectively).

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

Sales revenue reported for the quarterly period ending September 30, 2015 was $2,133,813 in comparison to $2,472,378 generated in the same comparable period in 2014. Total sales volume, as measured by surface volume of product shipped declined to 5,162,100 sq. ft., from the 6,355,100 sq. ft. shipped in the previous year.

Shipments into the Residential Roof Deck, Wall Assembly, and Structural Insulated Panel Market Sectors (LP FlameBlock) during the quarter decreased 25% over shipments in the comparable quarter last year, while sales into the Commercial Modular Market (FR Deck Panel) remained consistent with Q1 a year ago.  The decline in shipments, year to year, was based more on manufacturing efficiency than on falling demand.  Production capacity was negatively impacted by Barrier’s commitment to produce fire-treated I-Joist web stock in Watkins.

The fire resistance of I-Joist is a timely and important topic in North America’s building environment at this time.  Web stock material treated at Watkins is being used to assist in the development of a committed market demand for Pyrotite® technology.  Concurrently, plans and decisions for manufacturing or licensing the production of treated I-Joist in the long-term are being developed and made.  Barrier anticipates the negative impact I-Joist R&D has on shipments will diminish as efficiencies in production at Watkins improve with experience.

Barrier and LP conduct business guided by a Supply Agreement.  In August 2015, LP and Barrier negotiated some refinements to the agreement and extended it through December 31, 2019.  In addition, Barrier granted a license to LP for the manufacture and distribution of Pyrotite® products in a plant in Clarke County Alabama.  This license agreement will provide an additional revenue stream for Barrier.  LP has announced plans to begin construction of this manufacturing facility prior to calendar year end 2015.

Barrier’s relationship with LP has contributed to an increase in sales volume to record levels and Barrier anticipates that sales will continue to grow substantially through the sustained efforts of LP’s sales and marketing team.  Reported sales revenue for LP products, include only the charges for treatment services, not the underlying OSB substrate or outbound freight as LP supplies its own OSB substrate and contracts for its own outgoing freight.  The “pass through” of the OSB substrate and freight serves to lower reported “top line” sales revenue, but not gross profits since margins on substrate and freight have historically been restricted to handling costs only to help keep prices competitive.  For the Commercial Modular market, Barrier purchases OSB from local distributors and invoices the cost of the substrate and outgoing freight to the customer, therefore the cost of the substrate and freight is included in revenue for Commercial Modular shipments.

Gross profit for the quarterly period ended September 30, 2015 was $291,859 vs. $564,532 in the previous year quarter. The gross margin, as a percentage of sales revenue, decreased to 14% in the current quarter from 23% in the prior comparable period.  In the near term, gross margins are anticipated to remain relatively flat or perhaps to improve slightly based on continued gains in fire-rated I-joist production efficiency.

Cost of sales decreased to $1,841,954 from $1,907,846 in the prior year quarterly period.  The decrease is attributable to the decrease in volume produced.  Manufacturing efficiency as measured by the average cost per square foot of production was $0.36 vs. $0.30 during the comparable reporting period last year.

Substrate cost and materials/labor were the major expenses in this category.  Substrate accounted for $418,546 for the period versus $407,363 in the same period last year. Materials and labor accounted for an additional $1,054,283 in the three month period in 2015 versus $1,118,402 in 2014.

Depreciation on plant and equipment is included in cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, increased slightly from $81,630 in Q1 2015 to $88,402 in Q1 2016.  The expense reflects scheduled depreciation of the newer manufacturing line equipment and building improvements.

Administrative expenses for the quarter ended September 30, 2015 increased to $310,639 from $235,454 in the prior year quarterly period.  The administrative costs per sq. ft. were $0.06 for the quarter in comparison to $0.04 reported through September 30, 2014.

Accounting and Audit Fees decreased from $46,859 to $27,766.  A significant portion of the cost for accounting services is related to the year-end audit of Barrier’s annual financial statements.  The year-to-year cost differential reported here is related to the timing of invoices from the year-end audit and is expected to be more even year to year, once the next quarterly financial statements are published.

Insurance costs have decreased slightly from $21,907 to $18,848.

Legal fees decreased slightly from $19,243 in Q1 2015 to $18,653 in Q1 2015.  Legal fees the past two years were expended on activities in support of developing strategic partners and technology licensees, beginning preparations for the year-end Annual General Meeting, as well as in monitoring and protecting Pyrotite® patents and trademarks.

Barrier has four issued patents, two in the US, a patent in Australia, and a patent in Canada. These patents protect the manufacturing and process technology utilized in the production of fire-rated sheathing products utilizing Pyrotite®.  In addition, Barrier has a provisional patent from the US Patent Office for the process of treating I-Joists with Pyrotite®

Sales, marketing, and investor relations expenses decreased from $12,054 to $7,057 for the current quarter reported, year to year. During the reporting period, there were sales trips directly related to the expansion of product markets and potential manufacturing expansion sites.

The majority of sales and marketing activities for traditional uses of Barrier’s Pyrotite® treated structural wood panels continue to be performed by Louisiana Pacific, Inc.  This helps Barrier keep the cost of sales and marketing as low as reasonably possible.

Wages and management fees increased to $211,947 from $106,254.  The major increase in the fee is attributed to Board of Director remuneration for the execution of the Louisiana-Pacific Corporation Technology License Agreement.

Operating Loss of $(18,780) is being reported for the quarterly period ending September 30, 2015, whereas in the same period in 2014, operating income of $329,078 was reported.

The decline in operating income is a result of lower sales volume during the quarter.  It is Barrier’s fundamental belief that increased sales volume coupled with an intense focus on manufacturing efficiency is the best pathway to long-term profitability.

Other items include income and costs not directly related to business operations.  Other income items reported during the quarterly ended September 30, 2015 herein includes interest/other income of $325.  To compare, for the same reporting period last year there was interest/other income of $307.

Interest on Long Term Debt has decreased from $13,972 to $8,287 for the 3-month reporting period as a result of larger principal payments as long term debt ages.

Net  Loss.  Net loss of $(26,742) is being reported for the quarter ended September 30, 2015, whereas in the same period in 2014, net income of $315,413 was reported.

Barrier remains focused on cutting costs and improving efficiencies wherever it can.  This includes operating the manufacturing line with maximum efficiency. During the reporting period, Barrier began to manufacture a new product, fire-rated I-joist material, which impacted short-term manufacturing efficiencies.  New techniques are expected to be approved and implemented by the end of Q2.  Barrier continues to keep a vigilant handle on costs to help keep operational costs as low as possible and enable financial improvements to continue.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the nine most recently completed quarters:

	Sept 30 2015	Jun 30 2015	Mar 31 2015	Dec 31 2014	Sept 30 2014	Jun 30 2014	Mar 31 2014	Dec 31 2013
Volume shipped (MSF)	5,162	5,485	5,268	4,516	6,355	6,650	4,169	3,371
Total Revenues (000)	$2,134	$2,199	$1,965	$1,836	$2,472	$2,778	$1,700	$1,394
Operating Income(loss) (000)	$(19)	$162	$165	$119	$329	$520	$85	($29)
Net income (loss) (000)	$(27)	$128	$154	$105	$315	$457	$72	($45)
EPS (Loss) Per Share	$0.00	$0.01	$0.00	$0.00	$0.01	$0.01	$0.00	$0.00

Selected Annual Information

The following financial data is for the three most recent years ended June 30:

	2015	2014	2013
Total Revenue	$8,472.0	$8,154.0	$5,995.0
Net income (loss)	$702.0	$586.0	$(58.6)
Per share	$0.02	$0.01	$0.00
Per share, fully diluted	$0.01	$0.01	$0.00
Total assets	$4,924.9	$4,317.3	$3,921.9
Total long-term financial liabilities	$328.9	$687.1	$818.1
Cash dividends declared per share	Nil	Nil	Nil

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

Global licensing opportunities

Barrier continues to explore manufacturing and distribution opportunities for Pyrotite® technology in geographies outside of the US.  During the fiscal year ended June 30, 2014, Barrier announced a licensing agreement for the manufacture and distribution of Pyrotite® products in the European Union and Russia.  Kronospan, a world-wide leader in OSB manufacturing, has officially added “OSB Pyrotite ECO” (a fire-resistant OSB panel) to their family of products.  Barrier provided technical assistance in the design of their first manufacturing line, the transfer of production process technology, and material acquisition criteria.  The manufacturing line is now fully operational.  The license agreement provides for a payment made quarterly to Barrier by the Licensee of a royalty based on the volume of product produced. A minimum annual royalty fee was established along with an “up-front” license fee which was paid pursuant to the execution of the license agreement.  The agreement contemplates the Licensee developing additional production facilities over the term of the license and making additional royalty payments to Barrier based on these plants production.  The license agreement follows standard licensing protocol, which allows for the audit of manufacturing process and financial revenue information.

The selection of Pyrotite® technology by the licensor after extensive research and testing of several other fire-resistant technologies adds additional credibility to our Pyrotite® technology and could lead to potential interest in other geographies.  Particular interest in Barrier’s Pyrotite® technology has been expressed by parties in China, Australia, and South America.

Financial position & financings

Barrier ended the period with a working capital surplus (current assets less current liabilities) of $1,190,582.  Operating cash flow was $381,198 in comparison to $411,340 for the quarter ended September 30, 2014.

Financing activities resulted in net cash outflow of $19,199 in the current quarter compared to a net cash outflow of $32,031 for the comparable period.

Barrier has a short term revolving line of credit ($500,000) at the local Farmers State Bank of Watkins, in Watkins, Minnesota.  As of September 30, 2015 the balance owing on the revolving line of credit was $0 leaving an additional $500,000 available for use.  In addition, two convertible debentures in the amount of $150,000 each were established in December 2011.  To date, $240,000 has been used on these debentures with an additional $60,000 available for cash flow if needed.

Investing activities resulted in net cash outflow of $125,581 in the current period in comparison to a net cash outflow of $103,867 in the prior year.  The cash outflow was the result of the acquisition of plant and equipment capital improvements.

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

Current and Future Financing Needs

At September 30, 2015, the current cash and cash equivalents totaled $1,040,870; there was $500,000 in available funds to draw on the revolving credit facility, and an additional $60,000 available from the convertible debentures.

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

•

Costs associated with the research and development activities

•

Costs associated with maintaining property, plant and equipment and intellectual property

Related Party Transactions

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches from $10,000 - $50,000 and as at September 30, 2015 the Company had received $240,000 (2014:  $240,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date.  During the quarter ended September 30, 2015, the Company incurred interest charges of $7,200 (2014:  $7,200) on these convertible debentures.  The convertible debentures mature on January 30, 2017.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of September 30, 2015:  47,807,426 common shares at $15,934,256

Issued as of November 16, 2015:  47,807,426 common shares at $15,934,256

Options outstanding:

The following summarizes information about the stock options outstanding at September 30, 2015:

	Exercise
Number	Price	Expiry Date

1,077,500	$0.097	August 2, 2016

1,077,500

Other Matters

As at September 30, 2015 the Company did not have any off-balance sheet arrangements to report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this interim report on Form 10-Q, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of September 30, 2015 and has concluded the disclosure controls and procedures were ineffective.  As of the date of this filing, the Company is still in the process of remediating such material weaknesses in its internal controls and procedures.

b.  Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors identified in the Annual Report on Form 10-K for the year ended June 30, 2015, in response to Item 1A, Risk Factors, to Part I of the Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         a.  No Disclosure Necessary

         b.  No Disclosure Necessary

         c.  No Disclosure Necessary

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary

ITEM 4.  MINE SAFETY DISCLOSURES

         No Disclosure Necessary

ITEM 5.  OTHER INFORMATION

      a. Reports on Form 8-K:

1.

Form 8K dated 8/5/2015 regarding press release about Fiscal Year-End performance.

2.

Form 8K dated 8/5/2015 regarding press release announcing LP® Building Products adding a FlameBlock manufacturing line in Clarke County, Alabama.

3.

Form 8K dated 9/9/15 regarding Entry into a Material Definitive Agreement whereas International Barrier Technology entered into a Technology License Agreement with Louisiana-Pacific Corporation.

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

International Barrier Technology Inc. --– SEC File #000-20412

Registrant

Dated: November 16, 2015	By: /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: November 16, 2015	By: /s/ Melissa McElwee
Melissa McElwee, CFO