Form 10-Q
period 2015-12-31
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2016-02-16
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 02/16/2016: 47,807,426 Common Shares w/o par value

Part 1 – Financial Information

Item 1.  Financial Statements

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS December 31, 2015 and June 30, 2015 (Stated in US Dollars) (Unaudited)

	December 31,	June 30,
	2015	2015
		(audited)
ASSETS
Current
Cash and cash equivalents	$ 1,031,781	$ 804,452
Accounts receivable	287,297	405,859
Inventory - Note 3	593,429	640,219
Prepaid expenses and deposits	27,215	59,879
Total Current Assets	1,939,722	1,910,409
Property, plant and equipment	3,162,498	3,014,476
Total Assets	$ 5,102,220	$ 4,924,885

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 717,427	$ 653,931
Obligation under capital leases	16,755	48,740
Total Current Liabilities	734,182	702,671
Deferred Revenue	50,000	-
Convertible debentures - Note 4	240,000	240,000
Obligation under capital leases	29,752	40,139

Total Liabilities	1,053,934	982,810

STOCKHOLDERS' EQUITY
Common Stock - Note 5
Authorized:
100,000,000 common shares without par value
Issued:
47,807,426 common shares (June 30, 2015: 47,807,426)	15,934,256	15,934,256
Additional paid-in capital	1,509,283	1,509,283
Accumulated deficit	(13,395,253)	(13,501,464)

Total Stockholders' Equity	4,048,286	3,942,075

Total Liabilities and Stockholders' Equity	$ 5,102,220	$ 4,924,885

APPROVED BY THE BOARD OF DIRECTORS

"David Corcoran"		"Victor Yates"
David Corcoran	Director	Victor Yates	Director

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
for the three and six months ended December 31, 2015 and 2014
(Stated in US Dollars)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014

Sales - Note 6	$ 2,294,765	$ 1,836,032	$ 4,428,578	$ 4,308,410

Cost of Sales	1,909,567	1,490,405	3,751,521	3,398,251

Gross Profit	385,198	345,627	677,057	910,159

Expenses
Accounting and audit fees	26,105	10,040	53,871	56,899
Filing Fees	4,910	14,371	13,699	18,002
Insurance	20,525	19,062	39,373	40,969
Bank charges and interest	29	32	69	72
Legal fees	27,922	32,098	46,575	51,341
Office and miscellaneous	27,035	22,235	40,711	42,928
Sales, marketing, and investor relations	11,785	9,556	18,842	21,610
Telephone	3,250	3,148	6,368	6,518
Transfer agent fees	1,028	1,194	1,773	2,597
Wages and management fees	122,011	114,711	333,958	220,965

Total Administrative Expenses	244,600	226,447	555,239	461,901

Operating Income	140,598	119,180	121,818	448,258

Other income	360	346	685	653
Interest on long-term obligations	(8,005)	(14,758)	(16,292)	(28,730)

Total Other Expense	(7,645)	(14,412)	(15,607)	(28,077)

Net income for the period	$ 132,953	$ 104,768	$ 106,211	$ 420,181

Basic and diluted income per share	$ 0.00	$ 0.00	$ 0.00	$ 0.01

Weighted average number of shares outstanding:

Basic	47,807,426	44,554,926	47,807,426	44,554,926

Diluted	51,995,338	47,910,641	52,201,635	47,783,658

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the period ended December 31, 2015
(Stated in US Dollars)
(Unaudited)

	Common Stock
			Additional
	Issued	Amount	Paid-in	Accumulated
	Shares		Capital	Deficit	Total

Balance, June 30, 2014	44,554,926	15,478,926	1,639,363	(14,203,045)	2,915,244
Exercise of options	3,252,500	325,250	-	-	325,250
Fair value of stock options exercised		130,080	(130,080)	-	-
Net income for the period	-	-	-	701,581	701,581

Balance, June 30, 2015	47,807,426	15,934,256	1,509,283	(13,501,464)	3,942,075
Net Income for the period	-	-	-	106,211	106,211

Balance, December 31, 2015	47,807,426	15,934,256	1,509,283	(13,395,253)	4,048,286

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the six months ended December 31, 2015 and 2014 (Stated in US Dollars) (Unaudited)
	Six months ended
	December 31,
	2015	2014

Operating Activities
Net income for the period	$ 106,211	$ 420,181
Items not involving cash:
Depreciation - plant and equipment	178,871	165,855
Changes in non-cash working capital balances related to operations:
Accounts receivable	118,562	232,052
Inventory	46,790	(190,222)
Prepaid expenses and deposits	32,664	(35,141)
Accounts payable and accrued liabilities	63,496	(165,738)
Deferred Revenue	50,000	-

Net cash provided by operating activities	596,594	426,987

Cash Flows provided by Financing Activities
Repayment on long term debt	-	(31,346)
Decrease in obligations under capital lease	(42,372)	(37,744)
Net cash used in financing activities	(42,372)	(69,090)

Cash Flows used in Investing Activities
Acquisition of equipment	(326,893)	(299,473)
Net cash used in investing activities	(326,893)	(299,473)

Increase in cash and cash equivalents during the period	227,329	58,424

Cash and cash equivalents, beginning of the period	804,452	708,926

Cash and cash equivalents, end of the period	$ 1,031,781	$ 767,350

Supplemental Cash Flow Information
Cash paid for interest	$ 16,292	$ 28,730

Cash paid for income taxes	$ 1,800	$ 800

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2015

(Stated in US Dollars)

(Unaudited)

Note 1

Basis of Presentation

The accompanying unaudited condensed financial statements of International Barrier Technology Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (“SEC”) Regulation S-X.  Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2015 included in the Annual Report on Form 10-K filed with the SEC on September 28, 2015.  The unaudited condensed consolidated interim financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at December 31, 2015, and the consolidated results of operations and cash flows for the three and six months ended December 31, 2015.  All intercompany accounts and transactions have been eliminated.  It should be understood that accounting measures at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2015

(Stated in US Dollars)

(Unaudited)

The Company’s convertible debentures are based on Level 2 inputs in the ASC 820 fair value hierarchy.  The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates.  At December 31, 2015, the convertible debentures had a fair value of $680,920 (June 30, 2015:  $790,630).

The Company’s capital lease obligations are based on Level 2 inputs in the ASC 820 fair value hierarchy.  The fair value of the capital lease obligations is $46,507 (June 30, 2015:  $88,879).

As at December 31, 2015, the Company has no assets or liabilities that have fair values measured using Level 3 inputs.

Note 3

Inventory

	December 31, 2015	June 30, 2015

Raw materials	$ 335,389	$ 387,469
Finished goods	258,040	252,750

	$ 593,429	$ 640,219

Note 4

Convertible Debt

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches from $10,000-$50,000 and as at December 31, 2015 the Company had received $240,000 (2014:  $240,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date. During the six month period ended December 31, 2015, the Company incurred interest charges of $14,400 (2014:  $14,400) on these convertible debentures.

Note 5

Common Stock

Escrow:

At December 31, 2015, there are 48,922 (2014 – 48,922) common shares held in escrow by the Company’s transfer agent, the release which is subject to the approval of the regulatory authorities. As at December 31, 2015 and June 30, 2015, all of these shares held in escrow are issuable but the Company has yet to request their release.

Commitments:

Stock-based Compensation Plan

At December 31, 2015, the Company has outstanding options that were granted to directors, officers, and consultants to purchase 1,077,500 common shares of the Company.

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2015

(Stated in US Dollars)

(Unaudited)

A summary of the status of the Company’s share purchase option plan for the six months ended December 31, 2015 is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding, June 30, 2015	1,077,500	$ 0.097
Outstanding, December 31, 2015	1,077,500	$ 0.097
Exercisable, December 31, 2015	1,077,500	$ 0.097
Exercisable, June 30, 2015	1,077,500	$ 0.097

The following summarizes information about the stock options outstanding at December 31, 2015:

Number	Exercise		Remaining
	Price	Expiry Date	Contractual Life

1,077,500	$0.097	August 2, 2016	0.59 years
1,077,500

Note 6

Segmented Information and Sales Concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials. Substantially all of the Company’s revenues and long-term assets are located in the United States.

During the three and six months ended December 31, 2015, two customers accounted for 100% of total sales revenue:

	Three months ended		Six months ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Customer #1	72%	71%	71%	73%
Customer #2	28%	29%	29%	27%

The accounts receivable from each of these customers at December 31, 2015 were $148,615 and $112,113, respectively (2014:  $0 and $0, respectively).

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

Description of Business

International Barrier Technology Inc. (Barrier) manufactures and sells fire-rated building materials. Barrier’s primary business is in the United States with a manufacturing plant in Minnesota and a technology license agreement for a new manufacturing line in Alabama in 2016.  In addition, Barrier has a license agreement with a major OSB producer in the European Union.  Barrier is also working to develop distribution partnerships and manufacturing technology license agreements and is successfully endeavoring to enter building products markets in Australia, Europe, and South America. Barrier possesses a proprietary fire resistive material technology (Pyrotite®) and a patented manufacturing process that when applied to building materials their respective fire resistant properties are significantly enhanced.  Many of the top multifamily and wood frame commercial builders in the United States utilize Barrier’s fire-rated structural panels in areas where the building code requires the use of a fire-rated building panel.

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

Sales revenue reported for the quarter ended December 31, 2015 was up 25% to $2,294,765 in comparison to $1,836,032 generated in the same comparable period in 2014. Year-to date sales increased 3% to $4,428,578 vs. $4,308,410.  Total sales volume, as measured by surface volume of product shipped, was 5,712,400 sq. ft. for the quarter.  This is a 27% increase from the 4,515,500 sq. ft. shipped during the same quarterly period last year.  Sales for the six months ending December 31, 2015 (fiscal year-to-date) were comparable at 10,874,500 sq. ft. vs.  10,870,600 in the same period in 2014.

Shipments into the Residential Roof Deck, Wall Assembly, and Structural Insulated Panel Market Sectors (LP FlameBlock) during the quarter increased 34% over shipments in the comparable quarter last year and decreased by 1% during the six month period.  Sales into the Commercial Modular Market (FR Deck Panel) increased 8% in comparison to Q2 a year ago and 3% year-to-date. Production capacity during the period was negatively impacted by Barrier’s commitment to produce fire-treated I-Joist web stock in Watkins.

The fire resistance of I-Joist is a timely and important topic in North America’s building environment at this time.  Web stock material treated at Watkins is being used to assist in the development of a committed market demand for Pyrotite® technology.  Concurrently, plans and decisions for manufacturing or licensing the production of treated I-Joist in the long-term are being developed and made.  The negative impact I-Joist R&D has on shipments has begun to diminish as efficiencies in production at Watkins improve with experience.

Barrier and LP conduct business guided by a Supply Agreement.  In August 2015, LP and Barrier negotiated some refinements to the agreement and extended it through December 31, 2019.  In addition, Barrier granted a license to LP for the manufacture and distribution of Pyrotite® products in a plant in Clarke County Alabama.  This license agreement will provide an additional revenue stream for Barrier.  LP held a ground breaking celebration in early January 2016 for the new FlameBlock OSB Sheathing Line at their Clarke County Alabama location.

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

Gross profit for the quarterly period ended December 31, 2015 was $385,198 vs. $345,627 in the previous year quarter and $677,057 for the fiscal year-to-date period (vs. $910,159 in 2014). The gross margin, as a percentage of sales revenue, decreased from 19% to 17% for the quarterly period and decreased to 15% from 21% for the year-to-date period.  In the near term, gross margins are anticipated to improve based on continued gains in production efficiency with I-Joist and the addition of an additional partial shift. Capacity limitations at the current manufacturing facility in Watkins Minnesota, however, are being approached and further non-marginal improvement in scale efficiency will be delayed until additional production capacity is added. The development of additional manufacturing capability is anticipated by late 2015/early 2016.

Cost of sales in the three and six month periods increased to $1,909,567 and $3,751,521 from $1,490,405 and $3,398,251, respectively in the prior year comparable periods.  The increases are attributable to the increase in volume produced and the manufacture of fire-rated I-Joists.  Manufacturing efficiency as reflected in the three and six month average cost per sq. ft. of production was from $0.33 for the quarter and $0.34 for the year-to-date period (in comparison to $0.33 and $0.31, in 2014 respectively).

Depreciation on plant and equipment is included in cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, increased from $165,855 to $178,871 in the first six months of 2015.  The expense reflects scheduled depreciation of newer manufacturing line equipment and building expansion/improvement.

Administrative expenses for the quarter ended December 31, 2015 increased to $244,600 from $226,447 and during the six month period to $555,239 from $461,901.  The administrative costs per sq. ft. decreased quarterly (from $0.05 to $0.04) and increased year-to-date (from $0.04 to $0.05).  The positive impact of increased sales volume reducing administrative cost per square foot shipped was captured during the quarterly reporting period and is expected to continue in future periods if sales levels remain elevated.

Accounting and Audit Fees increased to $26,105 from $10,040 for the quarterly period and decreased to $53,871 from $56,899 year-to-date.  A significant portion of the cost for accounting services are related to the year-end and audited review and publishing of Barrier’s annual financials.  The difference quarter to quarter is in timing of invoices and not a reflection of changes in cost.

Insurance costs have remained consistent for the quarter and for the fiscal year-to-date periods ($20,525 vs. $19,062 in the quarter and $39,373 vs. $40,969 year-to-date).

Legal fees decreased from $32,098 in Q2 2015 to $27,922 in Q2 2016 and from $51,341 to $46,575 for the six month period.  Legal fees the past two years were expended on activities in support of developing strategic partners and technology licensees, the year-end Annual General Meeting, as well as in monitoring and protecting Pyrotite® patents and trademarks.

Barrier has four issued patents, two in the US, a patent in Australia, and a patent in Canada. These patents protect the manufacturing and process technology utilized in the production of fire-rated sheathing products utilizing Pyrotite®.  In addition, Barrier has a provisional patent for the process of treating I-Joists with Pyrotite®.

Sales, marketing, and investor relations expenses increased from $9,556 to $11,785 for the current quarter and decreased from $21,610 to $18,842 for the six month reporting period. During the reporting period, there were sales trips directly related to the expansion of product markets and potential manufacturing expansion sites.

Barrier’s cost for sales and marketing will remain at relatively low levels compared to sales volume as our partners, LP and MuleHide Products/ABC Supply Co., perform the majority of those functions themselves. Barrier remains active in a support role by providing necessary technical sales support but most of the day to day market and sales development activities are already being performed by the capable sales and marketing staff of LP and MuleHide Products/ABC Supply Co. resulting in improved sales but also lower costs for Barrier.

Wages and management fees increased to $122,011 from $114,711 during the quarter and to $333,958 from $220,965 year-to-date.  The major increase in the fee is attributed to Board of Director remuneration for the execution of the Louisiana-Pacific Corporation Technology License Agreement.

Operating Income of $140,598 being reported for the quarterly period ending December 31, 2015, whereas in the same period in 2014, income of $119,180 was reported.  Operating income of $121,818 is reported for the year-to-date period vs. income of $448,258 in the comparable period in 2014.

The decline in operating income is a result of lower efficiencies during the first test period of manufacturing I-Joist material.  It is Barrier’s fundamental belief that increased sales volume coupled with an intense focus on manufacturing efficiency is the best pathway to long-term profitability.

Other items include income and costs not directly related to business operations.  Other income items reported during the quarterly and six month periods ended December 31, 2015 include interest/other income of $360 and $685, respectively.  To compare, for the same reporting periods last year there was interest/other income of $346 (quarter) and $653 (six months).

Interest on Long Term Debt has decreased from $14,758 to $8,005 for the 3-month reporting period and from $28,730 to $16,292 for the 6-month reporting period as a result of larger principal payments as long term debt ages.  During the reporting period, the capital lease for the manufacturing plant and property was paid in full.  Barrier anticipates receiving the deed to the property during the third quarter.

Net Income.  Net income of $132,953 is being reported for the quarter ended December 31, 2015, whereas in the same period in 2014, income of $104,768 was reported.  For the six months ended December 31, 2015, net income was $106,211 vs. net income of $420,181 in the prior year.

Barrier remains focused on cutting costs and improving efficiencies wherever it can.  This includes operating the manufacturing line with maximum efficiency. Keeping a vigilant handle on costs will help keep operational costs as low as possible and enable financial improvements to continue and at lower volumes than previously possible.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the nine most recently completed quarters:

	Dec 31 2015	Sept 30 2015	Jun 30 2015	Mar 31 2015	Dec 31 2014	Sept 30 2014	Jun 30 2014	Mar 31 2014
Volume shipped (MSF)	5,712	5,162	5,485	5,268	4,516	6,355	6,650	4,169
Total Revenues (000)	$2,295	$2,134	$2,199	$1,965	$1,836	$2,472	$2,778	$1,700
Operating Income(loss) (000)	$141	$(19)	$162	$165	$119	$329	$520	$85
Net income (loss) (000)	$133	$(27)	$128	$154	$105	$315	$457	$72
EPS (Loss) Per Share	$0.00	$0.00	$0.01	$0.00	$0.00	$0.01	$0.01	$0.00

Selected Annual Information

	2015	2014	2013
Total Revenue	$8,472.0	$8,154.0	$5,995.0
Net income (loss)	$702.0	$586.0	$(58.6)
Per share	$0.02	$0.01	$0.00
Per share, fully diluted	$0.01	$0.01	$0.00
Total assets	$4,924.9	$4,317.3	$3,921.9
Total long-term financial liabilities	$328.9	$687.1	$818.1
Cash dividends declared per share	Nil	Nil	Nil

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

After successful preliminary fire testing and initial test marketing, further testing resulted in a UL certified fire-rated I-Joist listing and small scale commercial production continues.  Barrier and LP’s EWP Division will be actively pursuing these exciting opportunities during the next fiscal year.  By working together we will endeavor to develop products that will meet code requirements being developed by the International Code Council (ICC), as well as production technology and capacity.

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

Financial position & financings

Barrier ended the period with a working capital surplus (current assets less current liabilities) of $1,205,540.  Operating cash flow was $596,594 in comparison to $426,987 for the period ended December 31, 2014.

Barrier has a short term revolving line of credit ($500,000) at the local Farmers State Bank of Watkins, in Watkins, Minnesota.  As of December 31, 2015 the balance owing on the revolving line of credit was $0 leaving an additional $500,000 available for use.  In addition, two convertible debentures in the amount of $150,000 each were established in December 2011.  To date, $240,000 has been used on these debentures with an additional $60,000 available for cash flow if needed.

Financing activities resulted in net cash outflow of $42,372 in the current reporting period compared to a net cash outflow of $69,090 for the comparable period.

Investing activities resulted in net cash outflow of $326,893 in the current period in comparison to a net cash outflow of $299,473 in the prior year.  The cash outflow was the result of the acquisition of plant and equipment capital improvements.

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

Current and Future Financing Needs

At December 31, 2015, the current cash and cash equivalents totaled $1,031,781; there was $500,000 in available funds to draw on the revolving credit facility, and an additional $60,000 available from the convertible debentures.

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

•

Costs associated with the research and development activities

•

Costs associated with maintaining property, plant and equipment and intellectual property

Related Party Transactions

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches from $10,000 - $50,000 and as at December 31, 2015 the Company had received $240,000 (2014:  $240,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date.  During the six month period ended December 31, 2015, the Company incurred interest charges of $14,400 (2014:  $14,400) on these convertible debentures.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of December 31, 2015:  47,807,426 common shares at $15,934,256

Issued as of February15, 2016:  47,807,426 common shares at $15,934,256

Options outstanding:

The following summarizes information about the stock options outstanding at December 31, 2015:

	Exercise
Number	Price	Expiry Date

1,077,500	$0.097	August 2, 2016

1,077,500

Other Matters

As at December 31, 2015 the Company did not have any off-balance sheet arrangements to report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this interim report on Form 10-Q, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of December 31, 2015 and has concluded the disclosure controls and procedures were ineffective.  As of the date of this filing, the Company is still in the process of remediating such material weaknesses in its internal controls and procedures.

b.  Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

International Barrier Technology Inc. --– SEC File #000-20412

Registrant

Dated: February 16, 2016	By: /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: February 16, 2016	By: /s/ Melissa McElwee
Melissa McElwee, CFO