Form 10-Q
period 2016-03-31
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2016-05-16
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 05/16/2016: 47,807,426 Common Shares w/o par value

Part 1 – Financial Information

Item 1.  Financial Statements

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS March 31, 2016 and June 30, 2015 (Stated in US Dollars) (Unaudited)

	March 31,	June 30,
	2016	2015
		(audited)
ASSETS
Current
Cash and cash equivalents	$ 1,089,615	$ 804,452
Accounts receivable	513,345	405,859
Inventory - Note 4	503,652	640,219
Prepaid expenses and deposits	113,465	59,879
Total Current Assets	2,220,077	1,910,409
Property, plant and equipment – Note 5	3,223,841	3,014,476
Total Assets	$ 5,443,918	$ 4,924,885

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 941,491	$ 653,931
Obligation under capital leases	16,711	48,740
Deferred Revenue	66,901	-
Convertible debentures - Note 6	240,000	-
Total Current Liabilities	1,265,103	702,671
Convertible debentures - Note 6	-	240,000
Obligation under capital leases	26,629	40,139

Total Liabilities	1,291,732	982,810

STOCKHOLDERS' EQUITY
Common Stock - Note 7
Authorized:
100,000,000 common shares without par value
Issued:
47,807,426 common shares (June 30, 2015: 47,807,426)	15,934,256	15,934,256
Additional paid-in capital	1,509,283	1,509,283
Accumulated deficit	(13,291,353)	(13,501,464)

Total Stockholders' Equity	4,152,186	3,942,075

Total Liabilities and Stockholders' Equity	$ 5,443,918	$ 4,924,885

APPROVED BY THE BOARD OF DIRECTORS

"David Corcoran"		"Victor Yates"
David Corcoran	Director	Victor Yates	Director

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
for the three and nine months ended March 31, 2016 and 2015
(Stated in US Dollars)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015

Sales - Note 8	$ 2,618,627	$ 1,964,711	$ 7,030,157	$ 6,268,469
License fee royalties	9,416	-	26,464	4,652
Cost of Sales	2,263,266	1,603,767	6,014,787	5,002,018

Gross Profit	364,777	360,944	1,041,834	1,271,103

Expenses
Accounting and audit fees	18,992	12,476	72,863	69,375
Filing Fees	10,670	3,353	24,369	21,355
Insurance	22,597	19,350	61,970	60,319
Bank charges and interest	83	40	152	112
Legal fees	5,818	9,147	52,393	60,488
Office and miscellaneous	13,627	13,842	54,338	56,771
Sales, marketing, and investor relations	7,972	15,496	26,814	37,106
Telephone	2,543	2,932	8,911	9,450
Transfer agent fees	1,153	1,966	2,926	4,563
Wages and management fees	170,081	117,260	504,039	338,225

Total Administrative Expenses	253,536	195,862	808,775	657,764

Operating Income	111,241	165,082	233,059	613,339

Other income	388	222	1,073	874
Interest on long-term obligations	(7,729)	(11,781)	(24,021)	(40,511)

Total Other Expense	(7,341)	(11,559)	(22,948)	(39,637)

Net income for the period	$ 103,900	$ 153,523	$ 210,111	$ 573,702

Basic and diluted income per share	$ 0.00	$ 0.00	$ 0.00	$ 0.01

Weighted average number of shares outstanding:

Basic	47,807,426	44,554,926	47,807,426	44,554,926

Diluted	52,199,727	51,715,536	52,201,020	51,477,411

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the nine months ended March 31, 2016 and 2015 (Stated in US Dollars) (Unaudited)
	Nine months ended
	March 31,
	2016	2015

Operating Activities
Net income for the period	$ 210,111	$ 573,702
Items not involving cash:
Depreciation - plant and equipment	267,905	250,647
Changes in non-cash working capital balances related to operations:
Accounts receivable	(107,486)	(204,951)
Inventory	136,567	(161,346)
Prepaid expenses and deposits	(53,586)	(5,927)
Accounts payable and accrued liabilities	287,560	(75,389)
Deferred Revenue	66,901	-

Net cash provided by operating activities	807,972	376,736

Cash Flows used in Financing Activities
Repayment of long term debt	-	(47,390)
Decrease in obligations under capital lease	(45,539)	(57,968)
Net cash used in financing activities	(45,539)	(105,358)

Cash Flows used in Investing Activities
Acquisition of equipment	(477,270)	(355,547)
Net cash used in investing activities	(477,270)	(355,547)

Change in cash and cash equivalents during the period	285,163	(84,169)

Cash and cash equivalents, beginning of the period	804,452	708,926

Cash and cash equivalents, end of the period	$ 1,089,615	$ 624,757

Supplemental Cash Flow Information
Cash paid for interest	$ 24,021	$ 40,511

Cash paid for income taxes	$ 1,800	$ 800

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the period ended March 31, 2016
(Stated in US Dollars)
(Unaudited)

	Common Stock
			Additional
	Issued	Amount	Paid-in	Accumulated
	Shares		Capital	Deficit	Total

Balance, June 30, 2014	44,554,926	$15,478,926	$1,639,363	$(14,203,045)	$2,915,244
Exercise of options	3,252,500	325,250	-	-	325,250
Fair value of stock options exercised		130,080	(130,080)	-	-
Net income for the period	-	-	-	701,581	701,581

Balance, June 30, 2015	47,807,426	15,934,256	1,509,283	(13,501,464)	3,942,075
Net Income for the period	-	-	-	210,111	210,111

Balance, March 31, 2016	47,807,426	$15,934,256	$1,509,283	$(13,291,353)	$4,152,186

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2016

(Stated in US Dollars)

(Unaudited)

Note 1

Basis of Presentation

The accompanying unaudited condensed financial statements of International Barrier Technology Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (“SEC”) Regulation S-X.  Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2015 included in the Annual Report on Form 10-K filed with the SEC on September 28, 2015.  The unaudited condensed consolidated interim financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2016, and the consolidated results of operations and cash flows for the three and nine months ended March 31, 2016.  All intercompany accounts and transactions have been eliminated.  It should be understood that accounting measures at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Note 2

Significant Accounting Policies

a)

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

b)

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

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2016

(Stated in US Dollars)

(Unaudited)

Note 2

Significant Accounting Policies – (cont.)

b)

Revenue Recognition – (cont.)

The Company periodically enters into arrangements that contain multiple deliverable elements requiring an evaluation of each deliverable to determine whether it represents a separate unit of accounting. Each delivered item constitutes a separate unit of accounting when it has stand-alone value to the customer obligating the Company to determine a selling price for each deliverable.

License Fees

Revenue from up-front license fees and milestone payments is recognized as performance occurs and the respective obligations are completed. Prior to the completion of performance obligations, up-front payments are recorded as deferred revenue.

Royalty Revenue

Royalty revenue from sales of our products is generally recognized when received or earned in accordance with the terms of the license fees agreements.

c)

Plant and Equipment, Trademark and Technology Rights and Depreciation

Plant and equipment and trademark and technology rights are recorded at cost.  Depreciation is provided as follows:

Manufacturing equipment

straight line over estimated useful

lives ranging from 5 years to 30

years.

Equipment and furniture

20%- declining balance

Computer equipment

30% - declining balance

Railway spur

4% - declining balance

Equipment under capital lease

20% - declining balance

Patent, trademark and technology

straight line over 8 years

rights

Leasehold improvements are depreciated over their estimated useful economic life.

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

March 31, 2016

(Stated in US Dollars)

(Unaudited)

Note 3

Fair Value Measurements – (cont.)

Certain of the Company’s cash equivalents, consisting of short-term term deposits, are based on Level 2 inputs in the ASC 820 fair value hierarchy.

The Company’s convertible debentures are based on Level 2 inputs in the ASC 820 fair value hierarchy.  The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates.  At March 31, 2016, the convertible debentures had a fair value of $788,385 (June 30, 2015:  $790,630).

The Company’s capital lease obligations are based on Level 2 inputs in the ASC 820 fair value hierarchy.  The fair value of the capital lease obligations is $43,340 (June 30, 2015:  $88,879).

As at March 31, 2016, the Company has no assets or liabilities that have fair values measured using Level 3 inputs.

Note 4

Inventory

	March 31, 2016	June 30, 2015

Raw materials	$ 351,235	$ 387,469
Finished goods	152,417	252,750

	$ 503,652	$ 640,219

Note 5

Property, Plant and Equipment

	Cost	March 31, 2016 Accumulated Depreciation	Net
Manufacturing Equipment	$4,149,480	$2,261,223	$1,888,257
Equipment and Furniture	35,528	33,194	2,334
Computer Equipment	30,032	30,032	-
Equipment	93,291	71,662	21,629
Land	54,498	-	54,498
Building	2,504,914	1,336,949	1,167,965
Railroad Spur	94,108	61,999	32,109
Subtotal Equipment and Property	$6,961,851	$3,795,059	$3,166,792

Assets under Capital Lease
Equipment	$73,216	$16,167	$57,049
Subtotal Assets under Capital Lease	73,216	16,167	57,049
Total Property, Plant and Equipment	$7,035,067	$3,811,226	$3,223,841

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2016

(Stated in US Dollars)

(Unaudited)

Note 5

Property, Plant and Equipment – (cont.)

	Cost	June 31, 2015 Accumulated Depreciation	Net
Manufacturing Equipment	$3,806,970	$2,093,596	$1,713,374
Equipment and Furniture	33,194	33,194	-
Computer Equipment	30,032	30,032	-
Equipment	93,291	64,642	28,649
Railroad Spur	94,108	59,173	34,935
Subtotal Equipment and Property	$4,057,595	$2,280,637	$1,776,958

Assets under Capital Lease
Equipment	$73,216	$10,692	$62,524
Land	54,498	-	54,498
Building	2,372,488	1,251,992	1,120,496
Subtotal Assets under Capital Lease	2,500,202	1,262,684	$1,237,518
Total Property, Plant and Equipment	$6,557,797	$3,543,321	$3,014,476

Note 6

Convertible Debt

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches from $10,000-$50,000 and as at March 31, 2016 the Company had received $240,000 (June 30, 2015:  $240,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date. During the nine month period ended March 31, 2016, the Company incurred interest charges of $21,600 (nine month period ended March 31, 2015:  $21,600) on these convertible debentures.

Note 7

Common Stock

Escrow:

At March 31, 2016, there are 48,922 (June 30, 2015 – 48,922) common shares held in escrow by the Company’s transfer agent, the release which is subject to the approval of the regulatory authorities. As at March 31, 2016 and June 30, 2015, all of these shares held in escrow are issuable but the Company has yet to request their release.

Commitments:

Stock-based Compensation Plan

At March 31, 2016, the Company has outstanding options that were granted to directors, officers, and consultants to purchase 1,077,500 common shares of the Company.

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2016

(Stated in US Dollars)

(Unaudited)

Note 7

Common Stock – (cont.)

A summary of the status of the Company’s share purchase option plan for the nine months ended March 31, 2016 is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding, June 30, 2015	1,077,500	$ 0.097
Outstanding, March 31, 2016	1,077,500	$ 0.097
Exercisable, March 31, 2016	1,077,500	$ 0.097
Exercisable, June 30, 2015	1,077,500	$ 0.097

The following summarizes information about the stock options outstanding at March 31, 2016:

Number	Exercise		Remaining
	Price	Expiry Date	Contractual Life

1,077,500	$0.097	August 2, 2016	0.34 years
1,077,500

Note 8

Segmented Information and Sales Concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials. Substantially all of the Company’s revenues and long-term assets are located in the United States.

During the three and nine months ended March 31, 2016, two customers accounted for 100% of total sales revenue:

	Three months ended		Nine months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Customer #1	83%	77%	76%	74%
Customer #2	17%	23%	24%	26%

The accounts receivable from each of these customers at March 31, 2016 were $342,561 and $141,230 respectively (June 30, 2015:  $175,992 and $187,290, respectively).

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

Sales revenue reported for the quarter ended March 31, 2016 was up 33% to $2,618,627 in comparison to $1,964,711 generated in the same comparable period in 2015. Year-to date sales increased 12% to $7,030,157 vs. $6,268,469.  Total sales volume, as measured by surface volume of product shipped, was 7,228,400 sq. ft. for the quarter.  This is a 37% increase from the 5,268,800 sq. ft. shipped during the same quarterly period last year and was a record quarter.  Sales for the nine months ending March 31, 2016 (fiscal year-to-date) increased 12% to 18,102,800 sq. ft. vs. 16,139,300 in the same period in 2015.  The following is a summary of changes in sales for the three and nine months ended March 31, 2016:

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Treatment services	$2,222,596	$1,567,430	$5,571,192	$4,810,025
Substrate	297,843	277,210	1,090,301	1,040,634
Freight and miscellaneous	98,188	120,071	368,664	417,810
	$2,618,627	$1,964,711	$7,030,157	$6,268,469
License fees	-	-	-	-
Royalties	9,416	-	26,464	4,652
	$2,628,043	$1,964,711	$7,056,621	$6,273,121

Shipments into the Residential Roof Deck, Wall Assembly, and Structural Insulated Panel Market Sectors (LP FlameBlock) during the quarter increased 50% over shipments in the comparable quarter last year and increased 16% during the nine month period.  Sales into the Commercial Modular Market (FR Deck Panel) decreased 6% in comparison to Q3 a year ago and increased slightly (.05%) year-to-date. Production capacity during the period was negatively impacted by Barrier’s commitment to produce fire-treated I-Joist web stock in Watkins, but efficiencies in production of that material in Watkins began to materialize with experience in manufacturing it.

The fire resistance of I-Joist is a timely and important topic in North America’s building environment at this time.  Web stock material treated at Watkins is being used to assist in the development of a committed market demand for Pyrotite® technology.  Concurrently, plans and decisions for manufacturing or licensing the production of treated I-Joist in the long-term are being developed and made.  The negative impact I-Joist R&D has on shipments has begun to diminish as production techniques improve with experience.

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

Gross profit for the quarterly period ended March 31, 2016 was $364,777 vs. $360,944 in the previous year quarter and $1,041,834 for the fiscal year-to-date period (vs. $1,271,103 in 2015). The gross margin, as a percentage of sales revenue, decreased from 18% to 14% for the quarterly period and decreased to 15% from 20% for the year-to-date period.  In the near term, gross margins are anticipated to improve based on continued gains in production efficiency with I-Joist and the addition of an additional partial shift. Capacity limitations at the current manufacturing facility in Watkins Minnesota, however, are being approached and further non-marginal improvement in scale efficiency will be delayed until additional production capacity is added. Additional manufacturing capability through the addition of a FlameBlock line in Clarke County Alabama is anticipated by late 2016.

Cost of sales in the three and nine month periods increased to $2,263,266 and $6,014,787 from $1,603,767 and $5,002,018, respectively in the prior year comparable periods.  The increases are attributable to the increase in volume produced and the manufacture of fire-rated I-Joists.  Manufacturing efficiency as reflected in the three and nine month average cost per sq. ft. of production was $0.31 for the quarter and $0.33 for the year-to-date period (in comparison to $0.30 and $0.31, in 2015 respectively).

Depreciation on plant and equipment is included in cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, increased from $250,647 to $267,905 in the first nine months of 2016.  The expense reflects scheduled depreciation of newer manufacturing line equipment and building expansion/improvement.

Administrative expenses for the quarter ended March 31, 2016 increased to $253,536 from $195,862 and during the nine month period to $808,775 from $657,764.  The administrative costs per sq. ft. decreased quarterly (from $0.037 to $0.035) and remained comparable year-to-date at $0.04.  The positive impact of increased sales volume reducing administrative cost per square foot shipped was captured during the quarterly reporting period and is expected to continue in future periods if sales levels remain elevated.

Accounting and Audit Fees increased to $18,992 from $12,476 for the quarterly period and to $72,863 from $69,375 year-to-date.  A significant portion of the cost for accounting services are related to the year-end audit and publishing of Barrier’s annual financials.

Insurance costs increased for the quarterly period and remained consistent during the fiscal year-to-date periods ($22,597 vs. $19,350 in the quarter and $61,970 vs. $60,319 year-to-date).  The difference in quarterly amount was timing of billing.

Legal fees decreased from $9,147 in Q3 2015 to $5,818 in Q3 2016 and from $60,488 to $52,393 for the nine month period.  Legal fees the past two years were expended on activities in support of developing strategic partners and technology licensees, the year-end Annual General Meeting, as well as in monitoring and protecting Pyrotite® patents and trademarks.

Barrier has four issued patents, two in the US, a patent in Australia, and a patent in Canada. These patents protect the manufacturing and process technology utilized in the production of fire-rated sheathing products utilizing Pyrotite®.  In addition, Barrier has a provisional patent for the process of treating I-Joists with Pyrotite®.

Sales, marketing, and investor relations expenses decreased from $15,496 to $7,972 for the current quarter and decreased from $37,106 to $26,814 for the nine month reporting period. During the reporting period, there were sales trips directly related to the expansion of product markets and potential manufacturing expansion sites.

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

Wages and management fees increased to $170,081 from $117,260 during the quarter and to $504,039 from $338,225 year-to-date.  The major increase in the fee is attributed to Board of Director remuneration for the execution of the Louisiana-Pacific Corporation Technology License Agreement and accrual of the annual $15,000 Board of Director compensation for the periods ending June 30, 2015 and June 30, 2016.

Operating Income of $111,241 being reported for the quarterly period ending March 31, 2016, whereas in the same period in 2015, income of $165,082 was reported.  Operating income of $233,059 is reported for the year-to-date period vs. income of $613,339 in the comparable period in 2015.

The decline in operating income is a result of lower efficiencies during the first test period of manufacturing I-Joist material.  There were also considerable costs associated with finding and training labor to manufacture an additional half shift of production on our second shift on the automated line.  It is Barrier’s fundamental belief that increased sales volume coupled with an intense focus on manufacturing efficiency is the best pathway to long-term profitability and expansion.  New products will be the driver for such long-term expansion in sales.

Other items include income and costs not directly related to business operations.  Other income items reported during the quarterly and nine month periods ended March 31, 2016 include interest/other income of $388 and $1,073, respectively.  To compare, for the same reporting period(s) last year interest/other income was $222 (quarter) and $874 (nine months).

Interest on Long Term Debt has decreased from $11,781 to $7,729 for the three-month reporting period and from $40,511 to $24,021 for the nine-month reporting period as a result of larger principal payments as long term debt ages.  During the prior quarter (Q2), the capital lease for the manufacturing plant and property was paid in full.  Barrier has received the deed to the property.

Net Income.  Net income of $103,900 is being reported for the quarter ended March 31, 2016, whereas in the same period in 2015, income of $153,523 was reported.  For the nine months ended March 31, 2016, net income was $210,111 vs. net income of $573,702 in the prior year.

Barrier remains focused on cutting costs and improving efficiencies wherever it can.  This includes operating the manufacturing line with maximum efficiency. Keeping a vigilant handle on costs will help keep operational costs as low as possible and enable financial improvements to continue and at lower volumes than previously possible.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the nine most recently completed quarters:

	Mar 31 2016	Dec 31 2015	Sept 30 2015	Jun 30 2015	Mar 31 2015	Dec 31 2014	Sept 30 2014	Jun 30 2014
Volume shipped (MSF)	7,229	5,712	5,162	5,485	5,268	4,516	6,355	6,650
Total Revenues (000)	$2,628	$2,295	$2,134	$2,199	$1,965	$1,836	$2,472	$2,778
Operating Income(loss) (000)	$111	$141	$(19)	$162	$165	$119	$329	$520
Net income (loss) (000)	$104	$133	$(27)	$128	$154	$105	$315	$457
EPS (Loss) Per Share	$0.00	$0.00	$0.00	$0.01	$0.00	$0.00	$0.01	$0.01

Selected Annual Information

	2015	2014	2013
Total Revenue	$8,472.0	$8,154.0	$5,995.0
Net income (loss)	$702.0	$586.0	$(58.6)
Per share	$0.02	$0.01	$0.00
Per share, fully diluted	$0.01	$0.01	$0.00
Total assets	$4,924.9	$4,317.3	$3,921.9
Total long-term financial liabilities	$328.9	$687.1	$818.1
Cash dividends declared per share	Nil	Nil	Nil

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

Financial position & financings

Barrier ended the period with a working capital surplus (current assets less current liabilities) of $954,974.  Operating cash flow was $807,972 in comparison to $376,736 for the period ended March 31, 2015.

Barrier has a short term revolving line of credit ($500,000) at the local Farmers State Bank of Watkins, in Watkins, Minnesota.  As of March 31, 2016 the balance owing on the revolving line of credit was $0 leaving an additional $500,000 available for use.  In addition, two convertible debentures in the amount of $150,000 each were established in December 2011.  To date, $240,000 has been used on these debentures with an additional $60,000 available for cash flow if needed.

Financing activities resulted in net cash outflow of $45,539 in the current reporting period compared to a net cash outflow of $105,358 for the comparable period.

Investing activities resulted in net cash outflow of $477,270 in the current period in comparison to a net cash outflow of $355,547 in the prior year.  The cash outflow was the result of the acquisition of plant and equipment capital improvements.

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

Current and Future Financing Needs

At March 31, 2016, the current cash and cash equivalents totaled $1,089,615; there was $500,000 in available funds to draw on the revolving credit facility, and an additional $60,000 available from the convertible debentures.

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

•

Costs associated with the research and development activities

•

Costs associated with maintaining property, plant and equipment and intellectual property

Related Party Transactions

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches from $10,000 - $50,000 and as at March 31, 2016 the Company had received $240,000 (2015:  $240,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date.  During the nine month period ended March 31, 2016, the Company incurred interest charges of $21,600 (2015:  $21,600) on these convertible debentures.  The convertible debentures expire January 2017.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of March 31, 2016:  47,807,426 common shares at $15,934,256

Issued as of May 16, 2016:  47,807,426 common shares at $15,934,256

Options outstanding:

The following summarizes information about the stock options outstanding at March 31, 2016:

	Exercise
Number	Price	Expiry Date

1,077,500	$0.097	August 2, 2016

1,077,500

Other Matters

As at March 31, 2016 the Company did not have any off-balance sheet arrangements to report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this interim report on Form 10-Q, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of March 31, 2016 and has concluded the disclosure controls and procedures were ineffective.  As of the date of this filing, the Company is still in the process of remediating such material weaknesses in its internal controls and procedures.

b.  Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

International Barrier Technology Inc. --– SEC File #000-20412

Registrant

Dated: May 16, 2016	By: /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: May 16, 2016	By: /s/ Melissa McElwee
Melissa McElwee, CFO