Form 10-K
period 2016-06-30
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2016-09-28
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Fiscal Year Ended June 30, 2016

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

Non-accelerated filer   [ ]                                 Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes    [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (OTCQB).  December 31, 2015= $9,083,411

Common Shares outstanding at August 31, 2016                            48,884,926 shares

Index to Exhibits on Page 52

TABLE OF CONTENTS

INTRODUCTION

3

PART I

4

ITEM 1A.  RISK FACTORS

8

ITEM 1B.  UNRESOLVED STAFF COMMENTS

11

ITEM 2.  DESCRIPTION OF PROPERTY

12

ITEM 3.  LEGAL PROCEEDINGS

12

ITEM 4.  MINE SAFETY DISCLOSURES

12

PART II

12

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

12

ITEM 6.  SELECTED FINANCIAL DATA

14

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

15

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

21

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

22

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

39

ITEM 9A.  CONTROLS AND PROCEDURES

39

ITEM 9B.  OTHER INFORMATION

40

PART III

40

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

40

ITEM 11.  EXECUTIVE COMPENSATION

44

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

47

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

51

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

BUSINESS OF INTERNATIONAL BARRIER TECHNOLOGY INC.

International Barrier Technology Inc. develops, manufactures, and markets proprietary fire resistant building materials designed to help protect people and property from the destruction of fire.  The Company uses a patented, non-combustible, non-toxic Pyrotite® formulation that is used to coat wood panels and has potential application to engineered wood products, paint, plastics, and expanded polystyrene.  Sales have been US$9.5 million and US$8.4 million during Fiscal 2016 and 2015, respectively.  During the respective reporting periods, License Fee Royalties were US$88 thousand and US $38 thousand.

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

The Company has been involved in the development and manufacturing/marketing of fire-rated building products since 1986, including current products: Pyrotite®, a fire-barrier material comprised of the patented formulation reinforced with chopped fiberglass strands and applied adhered directly to structural sheathing (OSB – oriented strand board or plywood) designed to prevent ignition and inhibit the spread of flames.  The products are currently marketed through exclusive supply agreements as LP® FlameBlock® Fire-Rated OSB Sheathing into Residential Roof Deck, Wall Assembly, Wildland Urban Interface Zones, and Structurally Insulated Panel market; and Blazeguard® FR Deck Panel into the Commercial Modular Market.  In August 2015, LP and Barrier extended their existing Supply Agreement through December 31, 2019. LP is the largest producer of Oriented Strand Board (OSB) in the world and believes that Barrier’s Pyrotite® Technology will help them achieve their strategy of providing a number of value added OSB products to the building community.  The agreement gives LP the exclusive right to sell Pyrotite® treated panel products in North America, in all markets other than Commercial Modular, under their brand name LP® FlameBlock® Fire-Rated OSB Sheathing.  During the 2014 fiscal year, the Company granted a license for the manufacture and distribution of Pyrotite® products in a plant in the European Union and Russia.  The agreement contemplates the Licensee developing additional production facilities over the term of the license.  In August 2015, the Company granted a license to LP for the manufacture and distribution of Pyrotite® products in a plant in Clarke County Alabama.  The Clarke County Alabama facility is targeted to be operational later in 2016.

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

The Company has 100,000,000 no par common shares authorized.  At 6/30/2016, the end of the Company's most recent fiscal year, there were 47,807,426 common shares issued and outstanding.

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

Fiscal 2016:

$ 547,090 purchase of plant and equipment

1.B.  Financial Information About Segments

Refer to the audited financial statements for Fiscal 2016 ended June 30th (footnote #10 “Segmented Information and Sales Concentration”) for this information.

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

Barrier sells LP® FlameBlock Fire-Rated OSB Sheathing to LP® Building Products and sales to LP accounted for 77% of Fiscal 2016 revenues.  Barrier sells Blazeguard FR Deck Panel to ABC Supply Company (parent company of Mule-Hide Products, Inc.) and sales to the commercial modular market accounted for 23% of Fiscal 2016 revenues.  Barrier sold LP® FlameBlock Fire-Rated OSB Sheathing to LP® Building Products and sales to LP accounted for 73% of Fiscal 2015 revenues.  Barrier sold MuleHide FR Deck Panel to MuleHide Products, Inc. (who sold to ABC Supply, Co.) and sales to MuleHide accounted for 27% of Fiscal 2015 revenues.

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

R&D activity continues to focus on developing and improving the designs of existing 1 and 2-hr certified interior and exterior wall assemblies. New R&D projects were launched during the current fiscal year to examine the development of fire-rated engineered wood products (EWP), including I-joist and Rimboard.  With the expanded use of EWP in building applications, as an alternative to solid sawn lumber, the importance of evaluating their performance during a fire has escalated tremendously.  Efforts to develop fire-rated EWP are at an early stage, however, largely because building code requirements and the acceptance criteria for evaluating performance and suitability are still being developed.  During the 2015 fiscal year, a new UL certified fire-rated I-Joist listing was secured, with further testing successfully completed during the 2016 fiscal year. Also during the 2016 fiscal year, LP announced the debut of LP® FlameBlock® I-Joist along with marketing efforts to concentrated market areas.  Barrier feels there is great opportunity here, and will continue to pursue techniques to fire treat EWP with our Pyrotite® Technology as the current year progresses. During the 2015 fiscal year, Barrier applied for and was granted a provisional patent for treating I-Joists with Pyrotite®.  During the year ended June 30, 2016, the Company incurred research and development costs of $41,644 (2015: $30,356).

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

Employees

As of 8/25/2016, the Company had 30 full-time employees, 6 full-time temporary, 2 full time Executive Officers and 1 part-time Corporate Secretary.  As of 6/30/2016, the Company had 28 full-time employees, 6 full-time temporary employees, 2 full-time Executive Officers and 1 part-time Corporate Secretary.  As of 6/30/2015, the Company had 23 full-time employees, two full-time Executive Officers and one part-time Corporate Secretary.

Dependency upon Customers

Fiscal 2016

During Fiscal 2016, the company’s largest customer was LP® Building Products (LP).  LP is a customer that services the multifamily residential roof deck construction, wall assemblies, and structural insulated panels (SIPs) markets.  LP purchased 79% of the 24,657,600 sq. ft. of Pyrotite® products shipped in Fiscal 2016.  LP is the largest producer of Oriented Strand Board (OSB) in the world and believes that Barrier’s Pyrotite® Technology will help them achieve their strategy of providing a number of value added OSB products to the building community.  Through an exclusive supply agreement, LP has the exclusive right to sell Pyrotite® treated panel products in North America in all markets other than the Commercial Modular (MuleHide Products, Inc./ABC Supply Company) Market, under their brand name LP® FlameBlock® Fire-Rated OSB Sheathing.  Such markets include Multifamily Residential Roof Deck, Structural Wall Assemblies, and Structural Insulated Panels.

LP® FlameBlock® is sold through wholesale distribution companies such as Boise, Cedar Creek, Curtis Lumber, Matheus Lumber, Taiga Building Products, Vandermeer Forest Products, Universal Forest Products, and Weyerhaeuser.  The MidAtlantic Region market (MD-VA) remained the strongest region in these markets with 38% of total sales into these markets.  Other regions in these markets include the South, the Midwest, the West and Canada.  The building products distribution companies mentioned have a presence in all of these areas and are consistent FlameBlock customers throughout these geographies.

The second largest market for Pyrotite® products was the commercial modular market which is serviced through MuleHide Products, Inc. “Mulehide” and parent company ABC Supply Company.  Commercial modular sales accounted for 21% of total shipments in 2016.  The FR Deck Panel is distributed through ABC Supply Company locations throughout the United States.

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

1.D.  Financial Information about Geographic Areas

During Fiscal 2016 and 2015, all sales were in the United States.

At 6/30/2016 and 6/30/2015: $5,442,573 and $4,908,641 of the assets were located in the United States and $15,344 and $16,244 were located in Canada, respectively.

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

Since inception through June 30, 2016, the Company has an accumulated deficit of ($13,184,459).  In addition, our operating results in the future may be subject to fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, the level of competition or general economic conditions.

The Company has strong net income this fiscal year, however, the Company’s prior history of losses could require the need for additional, financings and related problems if net income doesn’t continue.

The Company had positive net income this fiscal year: $317,005 FY2016 and net income of $701,581 in FY2015.  The Company may require additional funding to meet its long-term business objectives, if the Company isn’t able to continue the current trend of positive operating income.  Capital may be needed to expand manufacturing capacity and marketing of the Company’s products.  The Company may not be able to obtain additional financing on reasonable terms, or at all.  If equity financing is required, then such financings could result in significant dilution to existing shareholders.  If the Company is unable to obtain sufficient financing, the Company might have to dramatically slow marketing efforts and/or lose control of its products.  The Company has historically obtained the preponderance of its financing through the issuance of equity.  There is a limit of 100,000,000 authorized common shares.  The Company has no current plans to obtain financing through means other than equity financing and/or loans.  The potential need for external financings could result in losses of investment value.

The Company’s need for additional financing to expand production and conduct marketing efforts could lead to the Company’s inability to continue generating material sales revenue.

The Company develops, manufactures, and markets proprietary fire resistant building materials designed to help protect people and property from the destruction of fire. Additional amounts of financing may be required to facilitate corporate operational growth and to expand marketing efforts on a short-term basis.  Conventional bank financing was originally established at a local bank for up to $1,000,000 in the form of a revolving line of credit. In July 2008, the terms of the existing revolving bank facility of $1,000,000 were modified to be comprised of a $500,000 capital loan being amortized by the bank over a 10-year period and which is secured by building, property and equipment and a $500,000 credit facility as an operating line of credit at 7.5%.    In August 2010, the line of credit was amended to include a reduced limit of $250,000, and was extended until September 1, 2011 at a reduced interest rate of 6.75%.  In December 2011, Barrier negotiated a term bank loan facility in the amount of $450,000 bearing interest at 6.25% and collateralized by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The facility was being amortized over 4 years with fixed monthly blended payments of principal and interest totaling $6,800 with a balloon payment due on January 1, 2016.  This facility was paid in full during the reporting period. By a promissory note agreement dated June 23, 2016 the Company has arranged for credit facilities with Farmers State Bank of Watkins which allows the Company to be advanced up to $500,000 under the terms of the promissory note agreement. Advances will bear interest at 5.0% per annum and will be repayable in installments of accrued interest beginning June 23, 2016 with the entire unpaid Principal and interest to be repaid on June 23, 2017.  The balance at June 30, 2016 was $0.00.  Advances are collateralized by a security interest on inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease.

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

The Company relies on reliable and competitively priced suppliers.

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

Risks Relating to Sales Environment

Barrier’s business is directly related to housing/building starts in the United States.  Any factor resulting in a slowdown of economic activity, especially those that result in an increase in interest rates will have a negative impact on Barrier’s business.  New housing starts in the U.S. continue to be on the rise.  The U.S. Census Bureau reported 1,211,000 new housing starts in July 2016 (adjusted on an annual basis). July's numbers were 2.1 percent higher than the June 2016 estimate of 1,186,000 and 5.6 percent higher than the July 2015 annually adjusted rate of 1,147,000.  There continues to be a risk that the economy is not yet stable enough to support long term improvements in new housing starts.  If housing growth becomes unstable, sales of Pyrotite® products could be negatively impacted or unpredictable.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s operating and manufacturing facilities, along with executive offices, are located in leased premises at 510 Fourth Street North, Watkins, Minnesota.  The Company entered into a 20-year capital lease in 1995.  The lease allowed the Company to purchase the facility for a small “transfer fee” once the 20-year lease was up and the industrial development bonds the City of Watkins issued to fund the project are paid in full.  During the reporting period, the capital lease for the manufacturing plant and property was paid in full.  Barrier has received the deed to the property.

The Company’s manufacturing complex consists of two manufacturing lines housed in the main building.  A 2,500 square-foot office is located in the front of this building.  To the immediate east of the main drive, three storage buildings (90’ x 60’, 106’ x 60’, and 106’x60’) allow for short-term storage of materials and products.

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

The newer of the two lines, our automated line, is housed in the extension added to the main building in 2004.  This portion of the building is 15,000 sq. feet and houses a completely separate line.  This line runs at 20 feet per minute and is capable of producing over 20MM board feet per shift annually when running at 100% efficiency.  We are currently running this line on a shift and a half and could quickly increase our capacity to meet market demand by adding an additional half shift.  Automation efficiencies on this line cover: unstacking and restacking of panels; use of automated Pyrotite coating equipment, a computer controlled mixing area; automatic panel weight information fed back continuously to the operators; and a custom panel curing system.  This line produces panels of much higher, consistent quality than the older line, at a much more marketable cost point.

In August 2015, it was announced that a second manufacturing line will be added at LP’s existing Clarke County, Alabama location.  That manufacturing line is expected to come on line later in 2016. Future growth plans may include plant(s) modeled after this new line, placed strategically near markets of prime opportunity; built either by Barrier or with licensed partners.

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

Table No. 1 TSX Venture Exchange Common Shares Trading Activity Canadian Dollars
Period
Ended				- Sales -
Quarterly	Volume	High	Low	Closing

6/30/2016	860,400	$0.48	$0.33	$0.34
3/31/2016	1,212,600	0.39	0.22	0.39
12/31/2015	1,616,400	0.35	0.20	0.26
9/30/2015	1,695,400	0.44	0.22	0.22
6/30/2015	3,565,200	0.60	0.33	0.34
3/31/2015	3,412,400	0.57	0.35	0.55
12/31/2014	2,917,300	0.48	0.25	0.42
9/30/2014	2,101,400	0.34	0.23	0.28

Table No. 2 lists the volume of trading and high, low and closing sales prices on the OTC Bulletin Board for the Company's common shares for: the last eight fiscal quarters.

Table No. 2 OTC Bulletin Board Common Shares Trading Activity US Dollars
Period
Ended				- Sales -
Quarterly	Volume	High	Low	Closing
6/30/2016	569,000	$0.38	$0.25	$0.27
3/31/2015	706,800	0.30	0.16	0.29
12/31/2015	1,128,100	0.27	0.14	0.19
9/30/2015	641,900	0.35	0.16	0.17
6/30/2015	1,132,000	0.49	0.26	0.27
3/31/2015	1,458,400	0.45	0.28	0.42
12/31/2014	1,211,000	0.40	0.21	0.36
9/30/2014	728,100	0.31	0.22	0.27

Holders

The Company's common shares are issued in registered form and the following information is taken from the records of Computershare (located in Vancouver, British Columbia, Canada), the registrar and transfer agent for the common shares.

On 10/23/2015, the Company’s shareholders’ list showed 47,807,426 common shares outstanding and 139 registered shareholders with: 7,513,669 shares owned by 38 registered shareholders/depositories resident in Canada, 16% of the total; 40,293,657 shares owned by 100 registered shareholders/depositories resident in the United States; and 100 shares owned by one shareholder in one other country.

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

Fiscal 2012: None

Fiscal 2013: None

Fiscal 2014: 100,000 units at US$0.097 per unit = US$9,700

Fiscal 2015:  3,252,500 units at US $0.10 per unit = US$325,250

Fiscal 2016:  None

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data as shown in the following table for the Company for Fiscal 2016/2015 Ended June 30th was derived from the consolidated financial statements of the Company that have been audited by BDO Canada LLP, Chartered Accountants, as indicated in their auditor’s report included elsewhere in this Annual Report.  Selected financial data as shown in the following table for the Company for Fiscal 2015/2014/2013/2012 is derived from the Company's audited consolidated financial statements, not included herein.

The information presented below should be read in conjunction with following “Management’s Discussion and Analysis” and with the consolidated financial statements and other financial data included elsewhere in this Annual Report.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the near future.

Table No. 3 Selected Financial Data ($ in 000’s, except per share data)
	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	6/30/2016	6/30/2015	6/30/2014	6/30/2013	6/30/2012

Sales Revenue	$9,527	$8,434	$8,054	$5,995	$4,145
License Fee Royalties	$88	$38	$100
Net Income (Loss)	$317	$702	$586	($59)	($140)
Income (Loss) per Share	$0.01	$0.02	$0.01	$0.00	$0.00
Diluted Earnings per Share	$0.01	$0.01	$0.01	$0.00	$0.00
Dividends Per Share	Nil	Nil	Nil	Nil	Nil

Wtg. Avg. Shares (000)	47,807	44,992	44,504	44,455	44,455
Dil. Wtg. Avg. Shares (000)	52,308	51,754	46,272	44,455	44,455
Period-end Shares O/S	47,807	47,807	44,555	44,455	44,455

Working Capital	$1,075	$1,208	$586	($112)	($154)
Long-Term Debt	$0	$240	$552	$612	$668
Capital Lease Obligations	$40	$89	$135	$206	$232

Capital Stock	$15,934	$15,934	$15,479	$15,464	$15,464
Shareholders’ Equity	$4,259	$3,942	$2,915	$2,254	$2,313
Total Assets	$5,458	$4,925	$4,317	$3,922	$3,708

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

License Fees

License fees are based on sales of licenses to third parties.  Revenue from up-front license fees and milestones payments is recognized as performance occurs and the respective obligations are completed.  Prior to the completion of performance obligations, up-front payments are recorded as deferred revenue.

Royalty Revenue

Royalty revenue from sales of our products is generally recognized when received or earned in accordance with the terms of the license fee agreements.

In accordance with the terms of the agreement, commencing on the first anniversary date of the agreement, the licensee will commence paying royalties to the Company for the product it manufactures and sells.  Licence fees are recognized as earned in accordance with the terms of the agreement when the license fees can be reasonably estimated and collectability is reasonably assured.

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

Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable.  The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of aping with or using equity based instruments.  The cost of the stock-based payments to non-employees that is fully vested and non-forfeitable as at the grant date is measured and recognized at that date.

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

The Company uses the binomial option pricing model to determine the fair value of all stock based awards classified as liabilities and the Black-Scholes option pricing model to calculate the fair value of share purchase options.  Option pricing models require the input of highly subjective assumptions, include the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Equity Financing Timeline

Fiscal 2011:  40,000 units at US$0.09 per unit = US$3,600

Fiscal 2012:  None

Fiscal 2013:  None

Fiscal 2014:  100,000 units at US$0.097 per unit = US$9,700

Fiscal 2015:  3,252,500 units at US $0.10 per unit = US$325,250

Fiscal 2016:  None

Fiscal 2016 Ended 6/30/2016

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

Sales revenue reported for the fiscal period ending June 30, 2016 was up 13% to $9,527,052 in comparison to $8,434,452 generated in the same fiscal period in 2015. Total sales volume, as measured by surface volume of product shipped, was 24,657,648 sq. ft..  This is a 14% increase from the 21,624,100 sq. ft. shipped during the previous year.

Shipments into the Residential Roof Deck, Wall Assembly, and Structural Insulated Panel Market Sectors (LP FlameBlock) during the fiscal year increased 21% over shipments in fiscal 2015.  Sales into the Commercial Modular Market (FR Deck Panel) decreased 4% in comparison to the previous year.

The following is a summary of sales for the past two fiscal years ending June 30:

	June 30, 2016	June 30, 2015

Treatment Services	$ 7,591,125	$ 6,507,151
Substrate	1,454,980	1,373,270
Freight and Miscellaneous	480,947	554,031
	$ 9,527,052	$ 8,434,452

License Fees	-	-
Royalties	87,500	37,500
	$ 9,614,552	$ 8,471,952

The fire resistance of I-Joists is a timely and important topic in North America’s building environment at this time.  Web stock material treated in Watkins is being used to assist in the development of a committed market demand for Pyrotite® technology.  Concurrently, plans and decisions for manufacturing or licensing the technology for production of treated I-Joist in the long-term are being developed and made.  The negative impact I-Joist R&D has on shipments has been diminishing as production techniques improve with experience.

Barrier and LP conduct business guided by a Supply Agreement.   In August 2015, the existing Supply Agreement was extended until December 31, 2019.  In addition, in August 2015, Barrier granted a license to LP for the manufacture and distribution of Pyrotite® products in a plant in Clarke County Alabama. This license agreement will provide an additional revenue stream for Barrier.  LP held a ground breaking celebration in early January 2016 for the new FlameBlock OSB Sheathing line at their Clarke County Alabama location.  The line is anticipated to be operational late 2016.

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

License fee royalties for the period increased to $87,500 from $37,500.  This is due to increased manufacturing and license fees receivable from Barrier’s license agreement in the European Union.  Barrier’s new license agreement in the southern U.S. will also generate revenue in this category in future reporting periods.

Gross profit for the fiscal period was $1,427,755 vs. $1,791,376 in the previous year. The gross margin, as a percentage of sales revenue, decreased to 15% in the current fiscal year from 21% in the prior year.  In the near term, gross margins are anticipated to improve based on continued gains in production efficiency with I-Joist and the addition of an additional partial shift.  Capacity limitations at the current manufacturing facility in Watkins, Minnesota, however, are being approached and further non-marginal improvement in scale efficiency will be delayed until additional production capacity is added.  Additional manufacturing capacity through the addition of a FlameBlock line in Clarke County Alabama is anticipated by late 2016.

Cost of sales increased to $8,186,797 in 2016 from $6,680,576 in Fiscal 2015.  The increase is attributable to the increase in volume produced and the manufacture of fire-rated I-Joist material.  Manufacturing efficiency as measured by the average cost per square foot of production was $0.33 in comparison to $0.31 during the prior year fiscal reporting period.

Substrate cost and materials/labor were the major expenses in this category.  Substrate accounted for $1,453,606 for the fiscal year versus $1,311,514 in the same period last year. Materials and labor accounted for an additional $5,230,859 in the twelve month period in 2016 versus $3,956,543 in 2015.

Depreciation on plant and equipment is included in cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, increased slightly year-to-date from $337,777 in 2015 to $342,734.  The expense reflects scheduled depreciation of the newer manufacturing line equipment and building expansion.

Administrative expenses for Fiscal 2016 increased to $1,083,256 from $1,016,820 in the prior year.  The administrative costs per sq. ft. were $0.044 for the fiscal year which was lower than the $0.047 reported in Fiscal 2015.

Accounting and Audit Fees increased from $77,693 to $86,498.  A significant portion of the cost for accounting services are involved with the annual audit of Barrier’s fiscal year-end financial statements.

Insurance costs have increased from $85,438 to $87,082.  The difference is due to annually adjusted premiums based on larger sales volume.

Legal fees decreased from $89,763 in Fiscal 2015 to $57,813 in Fiscal 2016.  Legal fees were expended on activities in support of developing strategic partners and technology licensees, the year-end Annual General Meeting, as well as in monitoring and protecting Pyrotite® patents and trademarks.

Barrier has two US patents, a patent in Australia, and a patent in Canada. These patents protect the manufacturing and process technology utilized in the production of fire-rated sheathing products utilizing Pyrotite®.

Sales, marketing, and investor relations expenses decreased from $43,484 to $34,481 for the year. During the year, there were sales trips directly related to the expansion of product markets.

Barrier’s cost for sales and marketing will remain at relatively low levels compared to sales volumes as our partners, LP and MuleHide Products/ABC Supply Co., perform the majority of those functions themselves.  Barrier remains active in a support role by providing necessary technical sales support but most of the day to day market and sales development activities are already being performed by the capable sales and marketing staff of LP and MuleHide Products/ABC Supply Co. resulting in improved sales but also lower costs for Barrier.

Wages and management fees increased to $705,210 from $605,511.  The increase in wages and management fees is attributed to Board of Director remuneration for the execution of the Louisiana-Pacific Corporation Technology License Agreement and accrual of the annual $15,000 Board of Director compensation for each of the periods ending June 30, 2015 and June 30, 2016 for each of the directors.

Operating Income of $344,499 is being reported for the fiscal period ending June 30, 2016, vs. $774,556 that was reported for the same period last year.

The decline in operating income is a result of lower efficiencies during the first test period and production of manufacturing I-Joist material.  There were also substantial costs associated with finding and training labor to manufacture an additional partial shift of production on our second shift on the automated line.  Its Barrier’s fundamental belief that increased sales volume coupled with an intense focus on manufacturing efficiency is the best pathway to long-term profitability and expansion.  New products will be the driver for such long-term expansion in sales.

Other items include income and costs not directly related to business operations.  Other income items reported during the fiscal year herein includes interest/other income of $12,256.  To compare, for the same reporting period last year there was interest/other income of $1,129.

Interest on Long Term Debt has decreased from $54,417 to $31,750 for the 12-month reporting period as a result of larger principal payments as long term debt ages.  During the reporting period, the capital lease for the manufacturing plant and property was paid in full.  Barrier has received the deed to the property.

Income taxes There was a deferred income tax expense of $8,000 resulting from the recognition of income tax assets in the amount of $266,000 related to the Company’s net operating losses offset by the recognition of a deferred tax liability in respect of a basis difference in the Company’s U.S. capital assets in the amount of $274,000.

Net Income.  Net income of $317,005 is being reported for the fiscal period ending June 30, 2016, whereas in the same period in 2015, net income of $701,581 was reported.

Barrier remains focused on cutting costs and improving efficiencies wherever it can.  This includes operating the manufacturing line with maximum efficiency. Keeping a vigilant handle on costs will help keep operational costs as low as possible and enable financial improvements to continue and at lower volumes than previously possible.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the nine most recently completed quarters:

	Jun 30 2016	Mar 31 2016	Dec 31 2015	Sept 30 2015	Jun 30 2015	Mar 31 2015	Dec 31 2014	Sept 30 2014
Volume shipped (MSF)	6,555	7,229	5,712	5,162	5,485	5,268	4,516	6,355
Total Revenues (000)	$2,558	$2,628	$2,295	$2,134	$2,199	$1,965	$1,836	$2,472
Operating Income(loss) (000)	$111	$111	$141	$(19)	$162	$165	$119	$329
Net income (loss) (000)	$107	$104	$133	$(27)	$128	$154	$105	$315
EPS (Loss) Per Share	$0.00	$0.00	$0.00	$0.00	$0.01	$0.00	$0.00	$0.01

Selected Annual Information

	2016	2015
Total Revenue	$9,614.6	$8,472.0
Net income (loss)	$317.0	$701.6
Per share	$0.01	$0.02
Per share, fully diluted	$0.01	$0.01
Total assets	$5,457.9	$4,924.9
Total long-term financial liabilities	$27.0	$280.1
Cash dividends declared per share	Nil	Nil

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

After successful preliminary fire testing and initial test marketing, further testing resulted in a UL certified fire-rated I-Joist listing and small scale commercial production continues.  Barrier and LP’s EWP Division are actively pursuing these exciting opportunities during the next fiscal year.  By working together we will endeavor to develop products that will meet code requirements being developed by the International Code Council (ICC), as well as production technology and capacity.

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

Financial position & financings

Barrier ended the fiscal year with a working capital surplus (current assets less current liabilities) of $1,075,237.  Operating cash flow was $720,317 in comparison to $603,197 for the year ended June 30, 2015.

Barrier has a short term revolving line of credit ($500,000) at the local Farmers State Bank of Watkins, in Watkins, Minnesota.  As of June 30, 2016 the balance owing on the revolving line of credit was $0 leaving an additional $500,000 available for use.  In addition, two convertible debentures in the amount of $150,000 each were established in December 2011.  To date, $240,000 has been drawn on these debentures with an additional $60,000 available for cash flow if needed.  The convertible debentures expire January 2017.

Investing activities resulted in net cash outflow of $547,090 in the current period in comparison to a net cash outflow of $474,723 in the prior year.  The cash outflow was the result of the acquisition of plant and equipment capital improvements.

Financing activities resulted in net cash outflow of $48,739 in the current year compared to a net cash outflow of $32,948 for last year.  The cash outflow resulted from the repayments on long-term debt and obligations under capital lease.

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

Current and Future Financing Needs

At June 30, 2016, the current cash and cash equivalents totaled $928,940; there was $500,000 in available funds to draw on the revolving credit facility, and an additional $60,000 available from the convertible debentures.  Over the next twelve months, the Company anticipates that the operation of business will produce an average monthly operating cash flow of $75,000 for a total of $900,000 for the 2016 fiscal year.  In addition, over the next 12 months, the Company is required to make payments totaling $14,585 in respect of its capital lease obligations, $860,697 in respect of accounts payable outstanding as at June 30, 2016, and $240,000 in convertible debentures (unless they are converted to shares of common stock).  Based on the foregoing, management believes there will be sufficient cash to maintain operations for the next 12 months.

Related Party Transactions

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches from $10,000 - $50,000 and as at June 30, 2016 the Company had received $240,000 (2015:  $240,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date.  During the year ended June 30, 2016, the Company incurred interest charges of $28,800 (2015:  $28,800) on these convertible debentures. The convertible debentures mature on January 30, 2017.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of June 30, 2016:  47,807,426 common shares at $15,934,256

Issued as of Sept 14, 2016:  48,884,926 common shares at $16,038,774

The following summarizes information about share purchase options outstanding as at June 30, 2016:

	Price	Expiry Date	Contractual Life

1,077,500	$0.097	August 2, 2016	0.09 years
1,077,500

Subsequent to June 30, 2016, there were a total of 1,077,500 stock options exercised at $0.097 each for a total of $104,517.50.

Other Matters

As at June 30, 2016 the Company did not have any off-balance sheet arrangements to report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

International Barrier Technology Inc.

We have audited the accompanying consolidated balance sheets of International Barrier Technology Inc. as of June 30, 2016 and 2015 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Barrier Technology Inc. at June 30, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO CANADA LLP

Chartered Professional Accountants

Vancouver, Canada

September 28, 2016

INTERNATIONAL BARRIER TECHNOLOGY, INC. CONSOLIDATED BALANCE SHEETS June 30, 2016 and June 30, 2015 (Stated in US Dollars)

ASSETS		June 30,	June 30,
		2016	2015

Current
Cash and cash equivalents		$ 928,940	$ 804,452
Accounts receivable		570,266	405,859
Inventory - Note 3		673,868	640,219
Prepaid expenses and deposits		66,011	59,879
Total Current Assets		2,239,085	1,910,409
Property, plant and equipment - Note 4		3,218,832	3,014,476
Total Assets		$ 5,457,917	$ 4,924,885

LIABILITIES
Current
Accounts payable and accrued liabilities		$ 860,697	$ 653,931
Obligation under capital leases - Note 6		13,151	48,740
Deferred revenue		50,000	-
Convertible debentures - Note 5		240,000	-
Total Current Liabilities		1,163,848	702,671

Deferred income taxes – Note 9		8,000	-
Convertible debentures - Note 5		-	240,000
Obligation under capital leases - Note 6		26,989	40,139

Total Liabilities		1,198,837	982,810

STOCKHOLDERS' EQUITY
Common Stock - Note 7
Authorized:
100,000,000 common shares without par value
Issued:
47,807,426 common shares (June 30, 2015: 47,807,426)		15,934,256	15,934,256
Additional paid-in capital		1,509,283	1,509,283
Accumulated deficit		(13,184,459)	(13,501,464)

Total Stockholders' Equity		4,259,080	3,942,075

Total Liabilities and Stockholders' Equity		$ 5,457,917	$ 4,924,885

APPROVED BY THE BOARD OF DIRECTORS

"David Corcoran"		"Victor Yates"
David Corcoran	Director	Victor Yates	Director

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. CONSOLIDATED STATEMENT OF OPERATIONS June 30, 2016 and 2015 (Stated in US Dollars)

	June 30,

	2016	2015

Sales - Note 10	$ 9,527,052	$ 8,434,452
License fee royalties	87,500	37,500
Cost of Sales	8,186,797	6,680,576

Gross Profit	1,427,755	1,791,376

Expenses
Accounting and audit fees	86,498	77,693
Filing Fees	27,566	25,052
Insurance	87,082	85,438
Bank charges and interest	193	112
Legal fees	57,813	89,763
Office and miscellaneous	69,599	70,488
Sales, marketing, and investor relations	34,481	43,484
Telephone	11,408	12,888
Transfer agent fees	3,406	6,391
Wages and management fees	705,210	605,511

Total Administrative Expenses	1,083,256	1,016,820

Operating Income	344,499	774,556

Other income	12,256	1,129
Interest & Penalties	-	(19,687)
Interest on long-term obligations	(31,750)	(54,417)

Total Other Expense	(19,494)	(72,975)

Income for the year before income taxes	325,005	701,581
Income tax recovery (expense)
Current	-	-
Deferred	(8,000)	-
Total income tax expense	(8,000)	-
Net income for the year	$ 317,005	$ 701,581

Basic income per share	$ 0.01	$ 0.02
Diluted income per share	$ 0.01	$ 0.01

Weighted average number of shares outstanding:

Basic	47,807,426	44,991,563
Diluted	52,308,274	51,753,562

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY June 30, 2016 and 2015 (Stated in US Dollars)

	Common Stock
			Additional
	Issued	Amount	Paid-in	Accumulated
	Shares		Capital	Deficit	Total

Balance, June 30, 2014	44,554,926	15,478,926	1,639,363	(14,203,045)	2,915,244
Exercise of options	3,252,500	325,250	-	-	325,250
Fair value of stock options exercised	-	130,080	(130,080)	-	-
Net income for the period	-	-	-	701,581	701,581

Balance, June 30, 2015	47,807,426	15,934,256	1,509,283	(13,501,464)	3,942,075
Net Income for the period	-	-	-	317,005	317,005

Balance, June 30, 2016	47,807,426	$ 15,934,256	$ 1,509,283	$ (13,184,459)	$ 4,259,080

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS June 30, 2016 and 2015 (Stated in US Dollars)

	June 30,
	2016	2015

Operating Activities
Net income for the year	$ 317,005	$ 701,581
Items not involving cash:		-
Deferred income tax expense	8,000	-
Depreciation - plant and equipment	342,734	337,777
Changes in non-cash working capital balances related to operations:
Accounts receivable	(164,407)	(170,145)
Inventory	(33,649)	(191,729)
Prepaid expenses and deposits	(6,132)	(13,224)
Accounts payable and accrued liabilities	206,766	(61,063)
Deferred Revenue	50,000	-

Net cash provided by operating activities	720,317	603,197

Cash Flows used in Financing Activities
Issuance of Common Shares	-	325,250
Repayment on long term debt	-	(312,110)
Decrease in obligations under capital lease	(48,739)	(46,088)
Net cash used in financing activities	(48,739)	(32,948)

Cash Flows used in Investing Activities
Acquisition of equipment	(547,090)	(474,723)
Net cash used in investing activities	(547,090)	(474,723)

Change in cash and cash equivalents during the period	124,488	95,526

Cash and cash equivalents, beginning of the period	804,452	708,926

Cash and cash equivalents, end of the period	$ 928,940	$ 804,452

Supplemental Cash Flow Information
Cash paid for interest	$ 31,750	$ 54,417

Cash paid for income taxes	$ 1,800	$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015

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

c)

Inventory

Inventory is valued at the lower of FIFO (first-in, first-out) and net realizable value.  In addition, items such as abnormal amounts of idle facility expense, freight, handling and waste material are recognized as current period charges rather than inventory value.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

d)

Plant and Equipment, Trademark and Technology Rights and Depreciation

Plant and equipment and trademark and technology rights are recorded at cost.  Depreciation is provided as follows:

Manufacturing equipment	straight line over estimated useful lives ranging from 5 years to 30 years.
Equipment and furniture	20%- declining balance
Computer equipment	30% - declining balance
Railway spur	4% - declining balance
Equipment under capital lease	20% - declining balance
Building	straight line over 20 years

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

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

i)

Basic and Diluted Income per Share

Earnings or loss per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average of all potentially dilutive shares of common stock that were outstanding during the periods presented. The number of shares potentially issuable at June 30, 2016 upon the exercise or conversion of share purchase warrants, share purchase options and conversion of convertible debentures totalled 5,877,500.  The number of shares potentially issuable at June 30, 2015 upon exercise or conversion of share purchase warrants and share purchase options and the conversion of convertible debentures totalled 5,877,500.

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

The basic and diluted income per share for the years ended June 30, 2016 and June 30, 2015 were calculated as follows:

	2016	2015
Basic
Numerator
Net income	$317,005	$701,581
Denominator
Weighted average common shares outstanding	47,807,426	44,991,563

Basic net income per share	$0.01	$0.02

Diluted
Numerator
Net income	$317,005	$701,581
Convertible debt interest	28,800	28,800
Net income for diluted income per share calculation	345,805	730,381
Denominator
Weighted average common shares outstanding	47,807,426	44,991,563
Potential share issuances
Common share options	659,860	2,697,321
Common share warrants	1,440,988	1,664,678
Convertible debenture conversion	2,400,000	2,400,000

Weighted average diluted common shares outstanding	52,308,274	51,753,562

Diluted income per share	$0.01	$0.01

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

j)

Fair Value Measurements

The book value of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term maturity of those instruments.  Based on borrowing rates currently available to the Company under similar terms, the book value of capital lease obligations approximate their fair values. The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

At June 30, 2016, the convertible debentures had a fair value of $729,323 (2015:  $790,630).

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).  There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended June 30, 2016 and 2015.

k)

Accounts Receivable and Concentrations of Credit Risk

The Company grants credit to its customers in the normal course of business. Trade receivables are typically non-interest bearing and are initially recorded at cost. Sales to the Company’s recurring customers are generally made on open account terms. Past due status of customer accounts is determined based on how recently payments have been received in relation to payment terms granted. Credit is generally extended based upon an evaluation of each customer’s financial condition, with terms consistent in the industry and no collateral required. Losses from credit sales are provided for in the financial statements and consistently have been within the allowance provided. The allowance is an estimate of the ability to collect accounts receivable based on an evaluation of specific customer risks along with additional reserves based on historical and probable bad debt experience. Amounts are written off against the allowance in the period the Company determines that the receivable is uncollectible. The Company has not recorded an allowance for doubtful accounts against its accounts receivable in each of the years ended June 30, 2016 and June 30, 2015.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015

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

Revenue for LP® FlameBlock Fire-Rated OSB Sheathing includes only the charges for treatment services, not the underlying OSB substrate or outbound freight as the customer supplies its own OSB Substrate and contracts for its own freight.

The Company periodically enters into arrangements that contain multiple deliverable elements requiring an evaluation of each deliverable to determine whether it represents a separate unit of accounting. Each delivered item constitutes a separate unit of accounting when it has stand-alone value to the customer obligating the Company to determine a selling price for each deliverable.

License Fees

License fees are based on sales of licenses to third parties.  Revenue from up-front license fees and milestones payments is recognized as performance occurs and the respective obligations are completed.  Prior to the completion of performance obligations, up-front payments are recorded as deferred revenue.

Royalty Revenue

Royalty revenue from sales of our products is generally recognized when received or earned in accordance with the terms of the license fee agreements.

License fees are recognized as earned in accordance with the terms of the agreement when the license fees can be reasonably estimated and collectability is reasonably assured.

m)

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, current income taxes are recognized for the estimated income taxes payable for the current year.  Deferred income tax assets and liabilities are recognized in the current year for temporary differences between the tax and accounting basis of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes.  Deferred income tax assets and liabilities are measured using tax rates and laws expected to apply in the years in which those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in operations in the year of change.  A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.  Deferred tax assets and deferred tax liabilities, along with any associated valuation allowance, are offset and shown in the financial statements as a single noncurrent amount when these items arise within the same tax jurisdiction.

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

June 30, 2016 and 2015

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

n)

Stock-based Compensation – (cont’d)

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

o)

Recently Issued Accounting Pronouncements

In May 2014 and May 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, respectively. These updates clarify the principles for recognizing revenue and develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The effective date of ASU 2014-09 and ASU 2016-12 will be for annual periods, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for periods beginning after December 15, 2016. The Company is currently evaluating the impact that the implementation of this standard will have on the financial statements and footnote disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the implementation of this standard will have on the financial statements and footnote disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. This amendment eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as non-current on the balance sheet. The Company elected to early adopt this guidance in the fourth quarter of fiscal year 2016. (Note 9).

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. Under ASU 2015-11, the Company is required to measure inventory at the lower of cost and net realizable value. The new guidance clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for the Company prospectively in the first quarter of fiscal year 2017. The Company does not expect this guidance to have a material impact the financial statements and footnote disclosures.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015

(Stated in US Dollars)

Note 3

Inventory

	June 30, 2016	June 30, 2015

Raw materials	$ 396,271	$ 387,469
Finished goods	277,597	252,750

	$ 673,868	$ 640,219

Note 4

Property, Plant and Equipment

		June 30, 2016
		Accumulated
	Cost	Depreciation	Net
Manufacturing Equipment	$ 4,193,669	$ 2,297,732	$ 1,895,937
Equipment and Furniture	44,110	33,480	10,630
Computer Equipment	30,032	30,032	-
Equipment	93,291	72,252	21,039
Land	54,498	-	54,498
Building	2,521,963	1,371,588	1,150,375
Railroad Spur	94,108	62,941	31,167
Subtotal Equipment and Property	$ 7,031,671	$ 3,868,025	$ 3,163,646

Assets under Capital Lease
Equipment	$ 73,216	$ 18,030	$ 55,186
Subtotal Assets under Capital Lease	73,216	18,030	55,186
Total Property, Plant and Equipment	$ 7,104,887	$ 3,886,055	$ 3,218,832

		June 30, 2015
		Accumulated
	Cost	Depreciation	Net
Manufacturing Equipment	$ 3,806,970	$ 2,093,596	$ 1,713,374
Equipment and Furniture	33,194	33,194	-
Computer Equipment	30,032	30,032	-
Equipment	93,291	64,642	28,649
Railroad Spur	94,108	59,173	34,935
Subtotal Equipment and Property	$ 4,057,595	$ 2,280,637	$ 1,776,958

Assets under Capital Lease
Equipment	$ 73,216	$ 10,692	$ 62,524
Land	54,498	-	54,498
Building	2,372,488	1,251,992	1,120,496
Subtotal Assets under Capital Lease	2,500,202	1,262,684	1,237,518
Total Property, Plant and Equipment	$ 6,557,797	$ 3,543,321	$ 3,014,476

During the year ended June 30, 2016, the Company paid out the remaining balance owed on the capital lease of its building and land.  As a result, the Company received the deed to the property upon transfer of title.

During the year ended June 30, 2016, the Company recorded depreciation expense of $342,734 (2015: $337,777) on its property, plant and equipment. This amount is included in cost of sales in the Statement of Operations.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015

(Stated in US Dollars)

Note 5

Convertible Debenture

During the year ended June 30, 2012, the Company approved the issuance of two convertible promissory debentures to a director and a company controlled by a director up to an amount of $300,000.  The debentures are being issued in tranches from $10,000 - $50,000 and as at June 30, 2016 the Company had received $240,000 (2015:  $240,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date.  During the year ended June 30, 2016, the Company incurred interest charges of $28,800 (2015:  $28,800) on these convertible debentures.

These convertible debentures mature on January 30, 2017.

Note 6

Obligation under Capital Leases

Future minimum annual lease payments on the obligation under capital leases are as follows:

2017	14,585
2018	14,585
2019	9,550
2020	4,102

Subtotal Including Interest	$ 42,822
Less: amount representing interest	(2,682)
Subtotal Including Current Portion	$ 40,140
Less: current portion	(13,151)
Long-term portion	$ 26,989

The capital leases bear interest at various rates from 4.0% to 4.5% per annum.

Interest on capital leases included in interest on long-term debt for the year ended June 30, 2016 was $2,657 (2015:  $6,633).

Note 7

Common Stock

a)

Escrow:

At June 30, 2016, there are 48,922 (2015 – 48,922) common shares held in escrow by the Company’s transfer agent, the release which is subject to the approval of the regulatory authorities. As at June 30, 2016, all of these shares held in escrow are issuable but the Company has yet to request their release.  These shares have been included in the computation of net income per share.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015

(Stated in US Dollars)

Note 7

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

A summary of the status of the Company’s share purchase option plan as of June 30, 2016 and 2015 and changes during the years ending on those dates is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, June 30, 2015	1,077,500	$ 0.097

Outstanding, June 30, 2016	1,077,500	$ 0.097

Exercisable, June 30, 2016	1,077,500	$ 0.097

Exercisable, June 30, 2015	1,077,500	$ 0.097

The following summarizes information about share purchase options outstanding as at June 30, 2016:

	Price	Expiry Date	Contractual Life

1,077,500	$0.097	August 2, 2016	0.09 years
1,077,500

Subsequent to June 30, 2016, there were a total of 1,077,500 stock options exercised at $0.097 each for a total of $104,517.50.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015

(Stated in US Dollars)

Note 8

Research and Development Costs

Research and development expense, included in cost of sales, consists of the following for the years ended June 30, 2016 and 2015.

	June 30, 2016	June 30, 2015

Testing Services	$ 41,644	$ 30,356

Note 9

Income Taxes

For financial reporting purposes, our income from operations before taxes includes the following:

	June 30, 2016	June 30, 2015
U.S.	$ 673,694	$ 971,801
Non U.S.	(348,689)	(270,220)
	$ 325,005	$ 701,581

The components of our income tax benefit (provision) are as follows:

	June 30, 2016	June 30, 2015
Current
U.S.	$ -	$ -
Non U.S.	-	-
	$ -	$ -

	June 30, 2016	June 30, 2015
Deferred
U.S.	$ (8,000)	$ -
Non U.S.	-	-
	$ (8,000)	$ -

The provision for income taxes differs from the amount established using the Canadian statutory income tax rate (26%) as follows:

	June 30, 2016	June 30, 2015
Income tax expense (benefit) at statutory rate	$ 85,000	$ 182,000
Foreign income taxed at foreign statutory rate	44,000	109,000
Expiry of loss carryforward	26,000	25,000
Interest and Penalties	(3,000)	5,000
Effect of foreign exchange	-	15,000
Impact of under (over) provision in prior year	55,000	187,000
Change in valuation allowance	(199,000)	(523,000)
Net deferred tax asset expense (recovery)	$ 8,000	$ -

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015

(Stated in US Dollars)

Note 9

Income Taxes – (cont’d)

The tax effects of the temporary differences that give rise to the Company’s estimated deferred tax assets and liabilities are as follows:

	June 30, 2016	June 30, 2015
Deferred tax assets
Net operating losses	$ 787,000	$ 1,054,000
Property, plant and equipment - Canada	304,000	377,000
Expenses not currently deductible and other	20,000	7,000
Valuation allowance	(845,000)	(1,044,000)
Total deferred tax assets	$ 266,000	$ 394,000

Deferred tax liabilities
Property, plant and equipment – U.S.	$ (274,000)	$ (394,000)
Net deferred tax assets (liabilities)	$ (8,000)	$ -

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. In evaluating the Company’s ability to recover deferred tax assets, management considers all available positive and negative evidence including past operating results, the existence of cumulative losses and our forecast of future taxable income. In determining future taxable income, the Company utilizes assumptions including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates used to manage the underlying businesses.

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, including the Company’s recent operating performance and the execution of a long-term supply agreement in August 2015, the Company has elected to recognize the gross deferred income tax assets pertaining to net operating loss carryforwards in the United States. In conjunction with the recognition of the deferred tax assets, the Company also recognized a deferred tax liability related to the basis difference between tax and accounting in respect of the Company’s fixed assets in the United States.

As at June 30, 2016, the Company had estimated net operating loss carry-forwards available to reduce taxable income in future years, which were incurred in the United States and Canada as follows:

Expiry	United States	Canada	Total
2027	-	98,000	98,000
2028	-	92,000	92,000
2029	-	134,000	134,000
2030	-	119,000	119,000
2031	299,000	85,000	384,000
2032	354,000	240,000	594,000
2033	69,000	126,000	195,000
2034	-	187,000	187,000
2035	-	643,000	643,000
2036	-	359,000	359,000
Total Net Operating Loss Carry-Forwards	$ 722,000	$ 2,083,000	$ 2,805,000

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015

(Stated in US Dollars)

Note 9

Income Taxes – (cont’d)

Uncertain Tax Positions

The Company records liabilities related to uncertain tax positions in accordance with the guidance that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  At June 30, 2016, the Company does not have an accrual relating to uncertain tax positions.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

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

Note 10

Segmented information and sales concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials. All of the Company’s revenues and substantially all of the long-term assets are located in the United States.

	June 30, 2016	June 30, 2015

Customer #1	77%	73%
Customer #2	23%	27%

The amounts receivable from each of these customers at June 30, 2016 is $335,826 and $155,323 respectively (2015:  $175,992 and $187,290 respectively).

The loss of either of these customers or the curtailment of purchases by such customers could have material adverse effects on the Company’s financial condition and results of operations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of June 30, 2016, and has concluded the disclosure controls and procedures were ineffective as discussed in greater detail below.  As of the date of this filing, the Company is still in the process of remediating such material weaknesses in its internal controls and procedures.

(b)  Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of its internal control over financial reporting as of June 30, 2016.

Based on its evaluation under the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, management with the participation of our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2016, due to the existence of a significant deficiency constituting a material weakness, as described in greater detail below.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In light of this material weakness, the Company performed additional post-closing procedures and analyses in order to prepare the consolidated financial statements included in this report. As a result of these procedures, the Company believes its consolidated financial statements included in this report present fairly, in all material respects, the financial position, results of operations and cash flows for the year ended June 30, 2016.

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

Material Weaknesses Identified

In connection with the preparation of the consolidated financial statements for the year ended June 30, 2016, management identified the following material weakness in internal control:

Our company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2016 assessment of the effectiveness of our internal control over financial reporting.

Such remediation would entail enhancing the training and oversight of the accounting personnel responsible for non-routine transactions involving complex accounting matters and engaging the services of an independent consultant with sufficient expertise in income tax and complex US GAAP matters to assist us in the preparation of our financial statements.

(c)  Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of our fiscal year ended June 30, 2016 that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

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

Table No. 4 Directors and Executive Officers August 31, 2016
			Date of First
			Election or
Name	Position	Age	Appointment
David J. Corcoran (1)(4)	Director	69	July 1986
Michael D. Huddy (1)(2)	President/CEO/Director	64	February 1993
Melissa McElwee (5)	Chief Financial Officer	43	November 2012
Lindsey Nauen (3)	Corporate Secretary	64	December 2003
Victor A. Yates (1)(4)	Director	71	November 1987

(1)  Member of Audit Committee

(2)  Business Address: c/o Barrier Technology Inc. 510 4th Street North, Watkins, Minnesota, USA  55389

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

Board Meetings and Committees; Annual Meeting Attendance

During Fiscal 2016, the Board of Directors held four regularly scheduled meetings, and eight special and telephone meetings.  For various reasons, Board members may not be able to attend a Board meeting; all Board members are provided information related to each of the agenda items before each meeting, and, therefore, can provide counsel outside the confines of regularly scheduled meetings.  No director attended fewer than 75% of the aggregate of: (1) the total number of meetings of the Board of Directors, while he was a Director; and (2) the total number of meetings of committees of the Board of Directors on which the director served.  Directors are encouraged to attend annual meetings of our stockholder; all three directors physically attended the December 2015 annual shareholders meeting.

The attendance records of our Board members during Fiscal 2016 were:

Name	Board of Director Meetings	Audit Committee Meetings
David Corcoran	4 of 4	12 of 12
Michael Huddy	4 of 4	12 of 12
Victor Yates	4 of 4	12 of 12

Nominating Committee and Compensation Advisory Board

The Company does not have a Nominating Committee.  The entire Board of Directors is responsible for screening potential director candidates and recommending qualified candidates for nomination as members of the Board of Directors. In evaluating potential director candidates, the Board of Directors considers recommendations of potential candidates from incumbent directors, management and stockholders.  Any recommendation submitted by a stockholder to the Board of Directors must include the same information concerning the potential candidate and the stockholder, and must be received in the time frame described herein for the Calendar 2016 Annual meeting.

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

Audit Committee

The Company has an Audit Committee, which recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company’s audits, the Company’s internal accounting controls, and the professional services furnished by the independent auditors to the Company.  The current members of the Audit Committee are: David Corcoran, Mike Huddy and Victor Yates (independent).  The Audit Committee met monthly in Fiscal 2016 and has met three times during Fiscal 2017-to-date.

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

Further, Directors’ attendance at Annual Meetings can provide shareholders with an opportunity to communicate with Directors about issues affecting the Company.  The Company does not have a policy regarding director attendance, but all Directors are encouraged to attend the Annual Meeting of Shareholders.  All of our directors physically attended our Annual Meeting in December 2015.

ITEM 11.  EXECUTIVE COMPENSATION

Director Compensation

The Company compensated Directors for their service in their capacity as Directors, $750 per physical meeting up until the decision was made at the November 30, 2012 Annual General Meeting.  It was decided to discontinue this payment until further notice.  During the 2014 Annual Meeting, it was decided to reinstate this compensation.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  During the 2015 Annual General Meeting and after research on comparable compensation, it was decided to compensate the Board of Directors a $15,000 annual fee. The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During Fiscal 2016/2015/2014, Directors were paid $3,000, $1,500, and $0 for attending meetings, respectively. During the year ended June 30, 2016, each member of the Board of Directors was granted a $30,000 bonus for the execution of the LP Building Products License agreement and $15,000 annual Board of Director compensation for the years ended June 30, 2015 and June 30, 2016.

Executive Officer Compensation

The following table sets forth the summary of compensation earned during Fiscal 2016 and Fiscal 2015 by the Company’s Chief Executive Officer and its other named Executive Officers.  The following table excludes Directors’ Fees paid to Executive Officers who are also Directors; refer to Table No. 6.

Table No. 5
Summary Compensation Table
Executive Officers
Name and Principal Positions	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Comp.	TOTAL
Michael Huddy President/CEO	2016 2015	$126,100 $126,140	Nil Nil	Nil Nil	$Nil $Nil	Nil Nil	Nil Nil	Nil Nil	$126,100 $126,140
Melissa McElwee Chief Financial Officer	2016 2015	$84,860 $79,460	$30,000 $30,000	Nil Nil	Nil $Nil	Nil Nil	Nil Nil	Nil Nil	$114,860 $109,460
Lindsey Nauen Corporate Secretary	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$Nil $Nil

The determination of non-cash value of option awards is based upon the grant date fair value determined using either the binomial or Black-Scholes Option pricing model, details and assumptions of which are set out in Notes 2 and 7 to the consolidated financial statements included in this Annual Report.

Director Compensation

The following table sets forth the summary of compensation earned during Fiscal 2016 and Fiscal 2015 by the Company’s Directors.  For Executive Officers who are also Directors, this table includes only Directors Fees; refer to Table No. 5 for all other compensation for them.

Table No. 6
Summary Compensation Table
Directors
Director Name	Fiscal Year	Fees Earned or Paid In Cash	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Comp.	TOTAL
David Corcoran	2016 2015	$33,000 $1,500	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$30,000 $30,000	$63,000 $31,500
Michael Huddy	2016 2015	$33,000 $1,500	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$30,000 $30,000	$63,000 $31,500
Victor Yates	2016 2015	$33,000 $1,500	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$30,000 $30,000	$63,000 $31,500

(1)  The determination of value of option awards is based upon the grant date fair value determined by either binomial or Black-Scholes Option pricing model, details and assumptions of which are set out in Notes 2 and 7 to the consolidated financial statements included in this Annual Report.

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

Outstanding Equity Awards at Fiscal Year-End

The following table gives certain information concerning unexercised stock options; common stock that has not vested; and equity incentive plan awards for Executive Officers, Directors, Employees/Consultants outstanding as of the end of Fiscal 2016 Ended 6/30/2016.

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

Option Exercises and Stock Vested

During Fiscal 2016 ended 6/30/2016, there were no exercises of stock options, no grants of stock options, and the Company made no stock awards.

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

Change of Control Remuneration

The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2016 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Executive Officer.

Bonus/Profit Sharing/Non-Cash Compensation

Except for the compensation outlined in Item 7, the Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is paid to the Company's Directors or Executive Officers.

Pension/Retirement Benefits

No funds were set aside or accrued by the Company during Fiscal 2016 to provide pension, retirement or similar benefits for Directors or Executive Officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

We have no long-term incentive plans.

The following table summarizes certain information regarding our equity compensation plan as at June 30, 2016:

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

Table No. 9 Shareholdings of 5% Shareholders Shareholdings of Directors and Executive Officers August 31, 2016
Title		Amount and Nature	Percent
of	Name/Address of	of Beneficial	of
Class	Beneficial Owner	Ownership	Class #

Common	Carl Marks Group (1)	6,475,695	13.2%
Common	Michael Huddy	2,690,050	5.5%
Common	David Corcoran (2)	2,285,685	4.7%
Common	Victor Yates (3)	1,429,772	2.9%
Common	Melissa McElwee	557,150	1.1%
Common	Lindsay Nauen	0	0.0%
	Total Directors/Officers	6,962,657	14.2%

	TOTAL 5% and Directors/Officers	13,438,352	27.5%

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

(2)

   1,954,287 shares currently exercisable options (above) held indirectly through Corcoran Enterprises Ltd., a private company controlled by Mr. Corcoran. 42,807 shares are escrowed and contingently cancelable where release is controlled by Canadian regulatory authorities. The escrow shares are currently eligible for to be released to Mr. Corcoran but the Company has yet to request this release.  Excludes 1,986,434 shares owned by family members, where he disavows beneficial interest and does not have voting or disposition control.

(3)

   1,429,772 shares currently exercisable options (above) held indirectly through Continental Appraisal Ltd., a private company controlled by Mr. Yates.  6,115 shares are escrowed and contingently cancelable where release is controlled by Canadian regulatory authorities   Excludes 1,751,551 shares owned by family members, where he disavows beneficial interest  and does not have voting or disposition control.

# Based on 48,884,926 shares outstanding as of 8/31/2016.

Escrowed Common Shares

On 5/15/1987, the Company issued 296,500 shares of “Principal Escrow” common stock at CDN$0.01 per share.  Effective 11/24/2004, 124,530 of these shares were cancelled and returned to the treasury.  48,922 of these shares are still escrowed and outstanding.  On 8/31/2016, these are held:

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

Table No. 10 Stock Options Outstanding August 31, 2016
There are no outstanding stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Corcoran, Administrator/Director

During the twelve months ended June 30, 2012, the Company issued a convertible debenture to a company controlled by Mr. Corcoran in the amount of $150,000. The Company is drawing on this debenture in tranches of between $10,000-50,000 and as of June 30, 2016, the company had received $110,000 in respect of this debenture.  The debenture bears interest at 12% per annum and is secured by a third charge over the Company’s plant and equipment as well as charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder thereof to purchase an additional share for $0.10 for a period of two years from the conversion date.  The convertible debenture expires January 2017.

Michael Huddy, President/CEO

During the twelve months ended June 30, 2012, the Company issued a convertible debenture to a company controlled by Mr. Huddy, director, in the amount of $150,000. The Company is drawing on this debenture in tranches of between $10,000-50,000 and as of June 30, 2016, the company had received $130,000 in respect of this debenture.  The debenture bears interest at 12% per annum and is secured by a third charge over the Company’s plant and equipment as well as charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder thereof to purchase an additional share for $0.10 for a period of two years from the conversion date.  The convertible debenture expires January 2017.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional accounting services were rendered by BDO Canada LLP for Fiscal 2016 and Fiscal 2015.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements incurred in the fiscal years ended 6/30/2016 and 6/30/2015 were $71,799 and $63,927 respectively.

Audit Related Fees

The Company incurred no audit related fees during fiscal years ended 6/30/2016 and 6/30/2015.

Tax Fees

The Company incurred no tax fees for the fiscal years ended 6/30/2016 and 6/30/2015 in respect of professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred no other fees during the last two fiscal years for services rendered by the Company’s principal accountant.

PART IV

ITEM 15.  EXHIBITS

a)

Financial statements filed with this report:

1)

CONSOLIDATED BALANCE SHEETS June 30, 2016 and June 30, 2015 (Stated in US Dollars)

INTERNATIONAL BARRIER TECHNOLOGY, INC. CONSOLIDATED STATEMENT OF OPERATIONS June 30, 2016 and 2015 (Stated in US Dollars)

INTERNATIONAL BARRIER TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY June 30, 2016 and 2015 (Stated in US Dollars)

INTERNATIONAL BARRIER TECHNOLOGY INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2016 and 2015 (Stated in US Dollars)

2)

Financial statement schedules filed with this report:  None.

3)

Management contracts or compensatory plans or arrangements:  None

b)

Exhibit	Description

3.	Articles of Incorporation/By-Laws: Incorporated by reference to Form 20-FR Registration Statement, as amended and Form 6-K’s.
4.	Instruments defining the rights of holders, incl. indentures --- Refer to Exhibit #3 ---
10.1	Material Contracts: Incorporated by reference to Form 20-FR Registration Statement, as amended and Form 6-K’s
10.2	Technology License Agreement dated August 19, 2015, incorporated by reference to Form 8-K on September 11, 2015
10.3	Technology License Agreement dated September 16, 2013, incorporated by reference to Form 10-K on September 28, 2015
21.	Subsidiaries of the Registrant
23.	Consent of Experts and Counsel: Consent of Auditor
31.	Rule 13a/15d-14(a) Certifications – Huddy
31.	Rule 13a/15d-14(a) Certifications – McElwee
32.	Section 1350 Certification – Huddy
32.	Section 1350 Certification – McElwee

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

c)  Financial statement schedules excluded from the annual report to shareholders:  None.

SIGNATURE PAGE

Pursuant to the requirements of Section 12g of the Securities Exchange Act of 1934, the Registrant certifies that it meets all of the requirements for filing on Form 10-K and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Barrier Technology Inc. --– SEC File #000-20412

Registrant

Dated: September 28, 2016 By /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: September 28, 2016 By /s/ Melissa McElwee
Melissa McElwee, CFO