Form 10-Q
period 2016-09-30
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2016-11-14
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 11/14/2016: 48,884,926 Common Shares w/o par value

Part 1 – Financial Information

Item 1.  Financial Statements

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS September 30, 2016 and June 30, 2016 (Stated in US Dollars) (Unaudited)

	September 30,	June 30,
	2016	2016
		(audited)
ASSETS
Current
Cash and cash equivalents	$ 1,030,426	$ 928,940
Accounts receivable	441,017	570,266
Inventory - Note 4	692,716	673,868
Prepaid expenses and deposits	39,026	66,011
Total Current Assets	2,203,185	2,239,085
Property, plant and equipment – Note 5	3,224,395	3,218,832
Total Assets	$ 5,427,580	$ 5,457,917

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 735,996	$ 860,697
Obligation under capital leases	13,291	13,151
Deferred Revenue	50,000	50,000
Convertible debentures - Note 6	240,000	240,000
Total Current Liabilities	1,039,287	1,163,848
Deferred income taxes	8,000	8,000
Obligation under capital leases	23,613	26,989

Total Liabilities	1,070,900	1,198,837

STOCKHOLDERS' EQUITY
Common Stock - Note 7
Authorized:
100,000,000 common shares without par value
Issued:
48,884,926 common shares (June 30, 2016: 47,807,426)	16,104,133	15,934,256
Additional paid-in capital	1,443,924	1,509,283
Accumulated deficit	(13,191,377)	(13,184,459)

Total Stockholders' Equity	4,356,680	4,259,080

Total Liabilities and Stockholders' Equity	$ 5,427,580	$ 5,457,917

APPROVED BY THE BOARD OF DIRECTORS

"David Corcoran"		"Victor Yates"
David Corcoran	Director	Victor Yates	Director

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

for the three months ended September, 2016 and 2015

(Stated in US Dollars)

(Unaudited)

	Three months ended
	September 30,

	2016	2015

Sales - Note 8	$ 2,475,587	$ 2,133,813

Cost of Sales	2,200,752	1,841,954

Gross Profit	274,835	291,859

Expenses
Accounting and audit fees	56,505	27,766
Filing Fees	5,752	8,789
Insurance	23,767	18,848
Bank charges and interest	40	40
Legal fees	7,098	18,653
Office and miscellaneous	20,762	13,676
Sales, marketing, and investor relations	5,560	7,057
Telephone	2,532	3,118
Transfer agent fees	908	745
Wages and management fees	151,437	211,947

Total Administrative Expenses	274,361	310,639

Operating income (loss)	474	(18,780)

Other income	379	325
Interest on long-term obligations	(7,771)	(8,287)

Total Other Expense	(7,392)	(7,962)

Net loss for the period	$ (6,918)	$ (26,742)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding:

Basic	48,498,431	47,807,426
Diluted	48,498,431	47,807,426

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the three months ended September 30, 2016 and 2015 (Stated in US Dollars) (Unaudited)
	Three months ended
	September 30,
	2016	2015

Operating Activities
Net loss for the period	$ (6,918)	$ (26,742)
Items not involving cash:
Depreciation - plant and equipment	69,490	88,402
Changes in non-cash working capital balances related to operations:
Accounts receivable	129,249	127,914
Inventory	(18,848)	72,724
Prepaid expenses and deposits	26,985	28,205
Accounts payable and accrued liabilities	(124,701)	90,695

Net cash provided by operating activities	75,257	381,198

Cash Flows used in Financing Activities
Issuance of Common Shares	104,518	-
Decrease in obligations under capital lease	(3,236)	(19,199)
Net cash provided by (used in) financing activities	101,282	(19,199)

Cash Flows used in Investing Activities
Acquisition of equipment	(75,053)	(125,581)
Net cash used in investing activities	(75,053)	(125,581)

Change in cash and cash equivalents during the period	101,486	236,418

Cash and cash equivalents, beginning of the period	928,940	804,452

Cash and cash equivalents, end of the period	$ 1,030,426	$ 1,040,870

Supplemental Cash Flow Information
Cash paid for interest	$ 7,771	$ 8,287

Cash paid for income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY for the period ended September 30, 2016 (Stated in US Dollars) (Unaudited)

	Common Stock
			Additional
	Issued	Amount	Paid-in	Accumulated
	Shares		Capital	Deficit	Total

Balance, June 30, 2015	47,807,426	$15,934,256	$1,509,283	$(13,501,464)	$3,942,075
Net income for the period	-	-	-	317,005	317,005

Balance, June 30, 2016	47,807,426	15,934,256	1,509,283	(13,184,459)	4,259,080

Exercise of options (at $0.097)	1,077,500	104,518	-	-	104,518
Fair value of stock options exercised	-	65,359	(65,359)	-	-
Net loss for the period	-	-	-	(6,918)	(6,918)
Balance, September 30, 2016	48,884,926	$16,104,133	$1,443,924	$(13,191,377)	$4,356,680

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2016

(Stated in US Dollars)

(Unaudited)

Note 1

Basis of Presentation

The accompanying unaudited condensed financial statements of International Barrier Technology Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (“SEC”) Regulation S-X.  Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2016 included in the Annual Report on Form 10-K filed with the SEC on September 28, 2016.  The unaudited condensed consolidated interim financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2016, and the consolidated results of operations and cash flows for the three months ended September 30, 2016.  All intercompany accounts and transactions have been eliminated.  It should be understood that accounting measures at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

EPS for convertible debt is calculated under the “if-converted” method.  Under the “if converted” method, EPS is calculated as the more dilutive of EPS (i) including all interest (both cash interest and non-cash discount amortization) and excluding all shares underlying the convertible debt or; (ii) excluding all interest (both cash interest and non-cash discount amortization) and including all shares underlying the convertible debt.  As at September 30, 2016 and 2015, common share equivalents, consisting of common shares issuable, on exercise of options, conversion of convertible debentures and conversion of share purchase warrants of 4,862,238 and 4,555,610, respectively, were not included in the computation of diluted EPS because the effect was anti-dilutive.

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

September 30, 2016

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

September 30, 2016

(Stated in US Dollars)

(Unaudited)

Note 3

Fair Value Measurements – (cont.)

Certain of the Company’s cash equivalents, consisting of short-term term deposits, are based on Level 2 inputs in the ASC 820 fair value hierarchy.

The Company’s convertible debentures are based on Level 2 inputs in the ASC 820 fair value hierarchy.  The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates.  At September 30, 2016, the convertible debentures had a fair value of $937,808 (June 30, 2016:  $729,323).

As at September 30, 2016, the Company has no assets or liabilities that have fair values measured using Level 3 inputs.

Note 4

Inventory

	September 30, 2016	June 30, 2016

Raw materials	$ 365,404	$ 396,271
Finished goods	327,312	277,597

	$ 692,716	$ 673,868

Note 5

Property, Plant and Equipment

	Cost	September 30, 2016 Accumulated Depreciation	Net
Manufacturing Equipment	$4,233,215	$2,333,056	$1,900,159
Equipment and Furniture	44,110	33,909	10,201
Computer Equipment	30,032	30,032	-
Equipment	93,290	72,842	21,038
Land	54,498	-	54,498
Building	2,557,471	1,401,962	1,155,509
Railroad Spur	94,108	63,883	30,225
Subtotal Equipment and Property	$7,106,724	$3,935,684	$3,171,040

Assets under Capital Lease
Equipment	$73,216	$19,861	$53,355
Subtotal Assets under Capital Lease	73,216	19,861	53,355
Total Property, Plant and Equipment	$7,179,940	$3,955,545	$3,224,395

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2016

(Stated in US Dollars)

(Unaudited)

Note 5

Property, Plant and Equipment – (cont.)

	Cost	June 31, 2016 Accumulated Depreciation	Net
Manufacturing Equipment	$4,193,670	$2,297,732	$1,895,938
Equipment and Furniture	44,110	33,480	10,630
Computer Equipment	30,032	30,032	-
Equipment	93,290	72,252	21,038
Land	54,498	-	54,498
Building	2,521,963	1,371,588	1,150,375
Railroad Spur	94,108	62,941	31,167
Subtotal Equipment and Property	$7,031,671	$3,868,025	$3,163,646

Assets under Capital Lease
Equipment	$73,216	$18,030	$55,186
Subtotal Assets under Capital Lease	73,216	18,030	$55,186
Total Property, Plant and Equipment	$7,104,887	$3,886,055	$3,218,832

Note 6

Convertible Debt

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches from $10,000-$50,000 and as at September 30, 2016 the Company had received $240,000 (June 30, 2016:  $240,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date. During the three month period ended September 30, 2016, the Company incurred interest charges of $7,200 (2015:  $7,200) on these convertible debentures.

Note 7

Common Stock

Escrow:

At September 30, 2016, there are 48,922 (June 30, 2016 – 48,922) common shares held in escrow by the Company’s transfer agent, the release which is subject to the approval of the regulatory authorities. As at September 30, 2016 and June 30, 2016, all of these shares held in escrow are issuable but the Company has yet to request their release.

Commitments:

Stock-based Compensation Plan

At September 30, 2016, the Company has no outstanding options.

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2016

(Stated in US Dollars)

(Unaudited)

Note 7

Common Stock – (cont.)

A summary of the status of the Company’s share purchase option plan for the three months ended September 30, 2016 is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding, June 30, 2016	1,077,500	$ 0.097
Exercised	(1,077,500)	$ 0.097
Outstanding, September 30, 2016	-	$ -
Exercisable, September 30, 2016	-	$ -
Exercisable, June 30, 2016	1,077,500	$ 0.097

Note 8

Segmented Information and Sales Concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials. Substantially all of the Company’s revenues and long-term assets are located in the United States.

During the three months ended September 30, 2016, two customers accounted for 100% of total sales revenue:

	Three months ended
	September 30, 2016	September 30, 2015

Customer #1	81%	68%
Customer #2	19%	32%

The accounts receivable from each of these customers at September 30, 2016 were $206,691 and $161,764 respectively (2015:  $189,837 and $122,586, respectively).

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

Description of Business

International Barrier Technology Inc. (Barrier) manufactures and sells fire-rated building materials. Barrier’s primary business is in the United States, but also has a license agreement with a major OSB producer in the European Union.  In addition, Barrier is working to develop distribution partnerships and manufacturing technology license agreements and is successfully endeavoring to enter building products markets in Australia, Europe, and South America. Barrier possesses a proprietary fire resistive material technology (Pyrotite®) and a patented manufacturing process that when applied to building materials their respective fire resistant properties are significantly enhanced.  Many of the top multifamily and wood frame commercial builders in the United States utilize Barrier’s fire-rated structural panels in areas where the building code requires the use of a fire-rated building panel.

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

Sales revenue reported for the quarterly period ending September 30, 2016 was $2,475,587 in comparison to $2,133,813 generated in the same comparable period in 2015. Total sales volume, as measured by surface volume of product shipped increased 26% to 6,507,232 sq. ft., from the 5,162,100 sq. ft. shipped in the previous year.  The following   is a summary of changes in sales for the three months ended September 30, 2016:

	Three months ended September 30,
	2016	2015
Treatment services	$2,008,554	$1,580,179
Substrate	363,198	405,516
Freight and miscellaneous	103,835	135,618
	$2,475,587	$2,121,313
License fees	-	-
Royalties	-	12,500
	$2,475,587	$2,133,813

Shipments into the Residential Roof Deck, Wall Assembly, and Structural Insulated Panel Market Sectors (LP FlameBlock) during the quarter increased 49% over shipments in the comparable quarter last year, while sales into the Commercial Modular Market (FR Deck Panel) declined 28%.  The increase in the Residential Roof Deck/Wall Assembly Market is a direct result of sales and marketing efforts nationwide to build demand for the new capacity coming online in Clarke County Alabama.  The decrease in Commercial Modular sales is likely contributed to the increase in commodity OSB pricing and lower demand in that market currently.

Barrier also continues to manufacture fire resistant I-Joist as this remains a timely and important topic in North America’s building environment at this time.  Web stock material treated at Watkins is being used to assist in the development of a committed market demand for Pyrotite® technology.  Concurrently, plans and decisions for manufacturing or licensing the production of treated I-Joist in the long-term are being developed and made.  Barrier anticipates the negative impact I-Joist R&D has on shipments will diminish as efficiencies in production at Watkins improve with experience.

Barrier and LP® Building Products (LP) conduct business guided by a Supply Agreement.  In August 2015, LP and Barrier negotiated some refinements to the agreement and extended it through December 31, 2019.  In addition, Barrier granted a license to LP for the manufacture and distribution of Pyrotite® products in a plant in Clarke County Alabama.  This license agreement will provide an additional revenue stream for Barrier.  LP held a ground breaking ceremony in early January 2016 for the new FlameBlock OSB Sheathing line at their Clarke County Alabama location which is anticipated to start production during the current quarter.

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

Gross profit for the quarterly period ended September 30, 2016 was $274,835 vs. $291,859 in the previous year quarter. The gross margin, as a percentage of sales revenue, decreased to 11% in the current quarter from 14% in the prior comparable period.  During the reporting period, a tornado and excessive heat temporarily affected production.

In the near term, gross margins are anticipated to improve slightly based on increased production, focus on labor and materials efficiency and continued gains in fire-rated I-joist production efficiency.

Cost of sales increased to $2,200,752 from $1,841,954 in the prior year quarterly period.  The increase is attributable to the increase in volume produced.  Manufacturing efficiency as measured by the average cost per square foot of production improved to $0.34 vs. $0.36 during the comparable reporting period last year.

Substrate cost and materials/labor were the major expenses in this category.  Substrate accounted for $346,430 for the period versus $418,546 in the same period last year. Materials and labor accounted for an additional $1,463,866 in the three month period in 2016 versus $1,054,283 in 2015.

Depreciation on plant and equipment is included in cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, decreased from $88,402 in Q1 Fiscal 2016 to $69,490 in Q1 Fiscal 2017.  The expense reflects scheduled depreciation of the newer manufacturing line equipment and building improvements.

Administrative expenses for the quarter ended September 30, 2016 decreased to $274,361 from $310,639 in the prior year quarterly period.  The administrative costs per sq. ft. were $0.04 for the quarter in comparison to $0.06 reported through September 30, 2015.

Accounting and Audit Fees increased from $27,766 to $56,505.  A significant portion of the cost for accounting services is related to the year-end audit of Barrier’s annual financial statements.  The year-to-year cost differential reported here is related to the timing of invoices from the year-end audit and is expected to be more even year to year, once the next quarterly financial statements are published.

Insurance costs have increased slightly from $18,848 to $23,767 as a result of increased volume and annual premiums.

Legal fees decreased significantly from $18,653 in Q1 2016 to $7,098 in Q1 2017.  Legal fees the prior year was expended on activities in support of developing strategic partners and technology licensees.  In addition each year for beginning preparations for the year-end Annual General Meeting, as well as in monitoring and protecting Pyrotite® patents and trademarks.

Barrier has four issued patents, two in the US, a patent in Australia, and a patent in Canada. These patents protect the manufacturing and process technology utilized in the production of fire-rated sheathing products utilizing Pyrotite®.  In addition, Barrier has a provisional patent from the US Patent Office for the process of treating I-Joists with Pyrotite®.

Sales, marketing, and investor relations expenses decreased from $7,057 to $5,560 for the current quarter reported, year to year. During the reporting period, there were sales trips directly related to the expansion of product markets and potential manufacturing expansion sites.

The majority of sales and marketing activities for traditional uses of Barrier’s Pyrotite® treated structural wood panels continue to be performed by Louisiana Pacific, Inc.  This helps Barrier keep the cost of sales and marketing as low as reasonably possible.

Wages and management fees decreased to $151,437 from $211,947.  The major decrease in the fee is attributed to Board of Director remuneration for the execution of the Louisiana-Pacific Corporation Technology License Agreement in the prior year.

Operating Income of $474 is being reported for the quarterly period ending September 30, 2016, whereas in the same period in 2015, operating loss of $(18,780) was reported.

It is Barrier’s fundamental belief that increased sales volume coupled with an intense focus on manufacturing efficiency in both labor and materials is the best pathway to long-term profitability.

Other items include income and costs not directly related to business operations.  Other income items reported during the quarterly ended September 30, 2016 herein includes interest/other income of $379.  To compare, for the same reporting period last year there was interest/other income of $325.

Interest on Long Term Debt has decreased from $8,287 to $7,771 for the 3-month reporting period as a result of larger principal payments as long term debt continues to decline.

Net loss.  Net loss of $(6,918) is being reported for the quarter ended September 30, 2016, whereas in the same period in 2015, net loss of $(26,742) was reported.

Barrier remains focused on cutting costs and improving efficiencies wherever it can.  This includes operating the manufacturing line with maximum efficiency.  Barrier continues to keep a vigilant handle on costs to help keep operational costs as low as possible and enable financial improvements to continue.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the nine most recently completed quarters:

	Sept 30 2016	Jun 30 2016	Mar 31 2016	Dec 31 2015	Sept 30 2015	Jun 30 2015	Mar 31 2015	Dec 31 2014
Volume shipped (MSF)	6,507	6,555	7,229	5,712	5,162	5,485	5,268	4,516
Total Revenues (000)	$2,476	$2,558	$2,628	$2,295	$2,134	$2,199	$1,965	$1,836
Operating Income(loss) (000)	$0	$111	$111	$141	$(19)	$162	$165	$119
Net income (loss) (000)	$(7)	$107	$104	$133	$(27)	$128	$154	$105
EPS (Loss) Per Share	$(0.00)	$0.00	$0.00	$0.00	$(0.00)	$0.01	$0.00	$0.00

Selected Annual Information

The following financial data is for the three most recent years ended June 30:

	2016	2015	2014
Total Revenue	$9,614.6	$8,472.0	$8,154.4
Net income (loss)	$317.0	$701.6	$585.9
Per share	$0.01	$0.02	$0.01
Per share, fully diluted	$0.01	$0.01	$0.01
Total assets	$5,457.9	$4,924.9	$4,317.3
Total long-term financial liabilities	$27.0	$280.1	$547.9
Cash dividends declared per share	Nil	Nil	Nil

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

Financial position & financings

Barrier ended the period with a working capital surplus (current assets less current liabilities) of $1,163,898 vs. $1,190,582 for the period ended September 30, 2015.  Operating cash flow was $75,257 in comparison to $381,198 for the quarter ended September 30, 2015.

Financing activities resulted in net cash inflow of $101,282 in the current quarter compared to a net cash outflow of $19,199 for the comparable period.

Barrier has a short term revolving line of credit ($500,000) at the local Farmers State Bank of Watkins, in Watkins, Minnesota.  As of September 30, 2016 the balance owing on the revolving line of credit was $0 leaving an additional $500,000 available for use.  In addition, two convertible debentures in the amount of $150,000 each were established in December 2011.  To date, $240,000 has been used on these debentures with an additional $60,000 available for cash flow if needed.

Investing activities resulted in net cash outflow of $75,053 in the current period in comparison to a net cash outflow of $125,581 in the prior year.  The cash outflow was the result of the acquisition of plant and equipment capital improvements.

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

Current and Future Financing Needs

At September 30, 2016, the current cash and cash equivalents totaled $1,030,426; there was $500,000 in available funds to draw on the revolving credit facility, and an additional $60,000 available from the convertible debentures.

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

•

Costs associated with the research and development activities

•

Costs associated with maintaining property, plant and equipment and intellectual property

Related Party Transactions

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches from $10,000 - $50,000 and as at September 30, 2016 the Company had received $240,000 (2015:  $240,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date.  During the quarter ended September 30, 2016, the Company incurred interest charges of $7,200 (2015:  $7,200) on these convertible debentures.  The convertible debentures mature on January 30, 2017.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of September 30, 2016:  48,884,926 common shares at $16,104,133

Issued as of November 16, 2016:  48,884,926 common shares at $16,104,133

Options outstanding:

There are no options outstanding.

Other Matters

As at September 30, 2016 the Company did not have any off-balance sheet arrangements to report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this interim report on Form 10-Q, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of September 30, 2016 and has concluded the disclosure controls and procedures were ineffective.  As of the date of this filing, the Company is still in the process of remediating such material weaknesses in its internal controls and procedures.

b.  Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors identified in the Annual Report on Form 10-K for the year ended June 30, 2016, in response to Item 1A, Risk Factors, to Part I of the Annual Report.

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

International Barrier Technology Inc. --– SEC File #000-20412

Registrant

Dated: November 14, 2016	By: /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: November 14, 2016	By: /s/ Melissa McElwee
Melissa McElwee, CFO