Form 10-Q/A
period 2016-09-30
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2016-11-15
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of 11/14/2016: 48,884,926 Common Shares w/o par value

Explanatory Note

This amendment has been uploaded solely to correct a secretarial error in attaching the correct period of XBRL.  All other information remains exactly as originally filed.

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