Form 10-Q
period 2016-12-31
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2017-02-14
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 2/14/2017: 53,684,926 Common Shares w/o par value

Part 1 – Financial Information

Item 1.  Financial Statements

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS December 31, 2016 and June 30, 2016 (Stated in US Dollars) (Unaudited)

	December 31,	June 30,
	2016	2016
		(audited)
ASSETS
Current
Cash and cash equivalents	$ 1,368,207	$ 928,940
Accounts receivable	360,143	570,266
Inventory - Note 4	638,315	673,868
Prepaid expenses and deposits	19,802	66,011
Total Current Assets	2,386,467	2,239,085
Property, plant and equipment – Note 5	3,263,379	3,218,832
Total Assets	$ 5,649,846	$ 5,457,917

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 709,442	$ 860,697
Obligation under capital leases	-	13,151
Deferred Revenue	-	50,000
Convertible debentures - Note 6	240,000	240,000
Total Current Liabilities	949,442	1,163,848
Deferred income taxes	8,000	8,000
Obligation under capital leases	-	26,989

Total Liabilities	957,442	1,198,837

STOCKHOLDERS' EQUITY
Common Stock - Note 7
Authorized:
100,000,000 common shares without par value
Issued:
48,884,926 common shares (June 30, 2016: 47,807,426)	16,104,133	15,934,256
Additional paid-in capital	1,443,924	1,509,283
Accumulated deficit	(12,855,653)	(13,184,459)

Total Stockholders' Equity	4,692,404	4,259,080

Total Liabilities and Stockholders' Equity	$ 5,649,846	$ 5,457,917

APPROVED BY THE BOARD OF DIRECTORS

"David Corcoran"		"Victor Yates"
David Corcoran	Director	Victor Yates	Director

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
for the three and six months ended December 31, 2016 and 2015
(Stated in US Dollars)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015

Sales - Note 8	$ 2,717,326	$ 2,294,765	$ 5,192,913	$ 4,428,578

Cost of Sales	2,144,018	1,909,567	4,344,770	3,751,521

Gross Profit	573,308	385,198	848,143	677,057

Expenses
Accounting and audit fees	9,047	26,105	65,552	53,871
Filing Fees	8,559	4,910	14,311	13,699
Insurance	23,095	20,525	46,862	39,373
Bank charges and interest	20	29	60	69
Legal fees	4,452	27,922	11,550	46,575
Office and miscellaneous	25,715	27,035	46,477	40,711
Sales, marketing, and investor relations	7,273	11,785	12,833	18,842
Telephone	2,595	3,250	5,127	6,368
Transfer agent fees	780	1,028	1,688	1,773
Wages and management fees	148,282	122,011	299,719	333,958

Total Administrative Expenses	229,818	244,600	504,179	555,239

Operating Income	343,490	140,598	343,964	121,818

Other income	456	360	835	685
Interest on long-term obligations	(8,222)	(8,005)	(15,993)	(16,292)

Total Other Expense	(7,766)	(7,645)	(15,158)	(15,607)

Net income for the period	$ 335,724	$ 132,953	$ 328,806	$ 106,211

Basic and diluted income per share	$ 0.01	$ 0.00	$ 0.01	$ 0.00

Weighted average number of shares outstanding:

Basic	48,884,926	47,807,426	48,691,679	47,807,426

Diluted	52,972,282	51,995,338	53,547,383	52,201,635

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the six months ended December 31, 2016 and 2015 (Stated in US Dollars) (Unaudited)
	Six months ended
	December 31,
	2016	2015

Operating Activities
Net income for the period	$ 328,806	$ 106,211
Items not involving cash:
Depreciation - plant and equipment	138,291	178,871
Changes in non-cash working capital balances related to operations:
Accounts receivable	210,123	118,562
Inventory	35,553	46,790
Prepaid expenses and deposits	46,209	32,664
Accounts payable and accrued liabilities	(151,255)	63,496
Deferred Revenue	(50,000)	50,000

Net cash provided by operating activities	557,727	596,594

Cash Flows provided by (used) in Financing Activities
Issuance of Common Shares	104,518	-
Decrease in obligations under capital lease	(40,140)	(42,372)
Net cash provided by (used in) financing activities	64,378	(42,372)

Cash Flows used in Investing Activities
Acquisition of equipment	(182,838)	(326,893)
Net cash used in investing activities	(182,838)	(326,893)

Change in cash and cash equivalents during the period	439,267	227,329

Cash and cash equivalents, beginning of the period	928,940	804,452

Cash and cash equivalents, end of the period	$ 1,368,207	$ 1,031,781

Supplemental Cash Flow Information
Cash paid for interest	$ 15,993	$ 16,292

Cash paid for income taxes	$ -	$ 1,800

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY for the period ended December 31, 2016 (Stated in US Dollars) (Unaudited)

	Common Stock
			Additional
	Issued	Amount	Paid-in	Accumulated
	Shares		Capital	Deficit	Total

Balance, June 30, 2015	47,807,426	$15,934,256	$1,509,283	$(13,501,464)	$3,942,075
Net income for the period	-	-	-	317,005	317,005

Balance, June 30, 2016	47,807,426	15,934,256	1,509,283	(13,184,459)	4,259,080

Exercise of options (at $0.097)	1,077,500	104,518	-	-	104,518
Fair value of stock options exercised	-	65,359	(65,359)	-	-
Net income for the period	-	-	-	328,806	328,806
Balance, December 31, 2016	48,884,926	$16,104,133	$1,443,924	$(12,855,653)	$4,692,404

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2016

(Stated in US Dollars)

(Unaudited)

Note 1

Basis of Presentation

The accompanying unaudited condensed financial statements of International Barrier Technology Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (“SEC”) Regulation S-X.  Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2016 included in the Annual Report on Form 10-K filed with the SEC on September 28, 2016.  The unaudited condensed consolidated interim financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at December 31, 2016, and the consolidated results of operations and cash flows for the three months ended December 31, 2016.  All intercompany accounts and transactions have been eliminated.  It should be understood that accounting measures at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

b)

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” which requires that:  (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed and determinable, and (iv) collection is reasonably assured.  The Company recognizes revenue when the building supplies have been shipped.

Revenue for LP® FlameBlock Fire-Rated OSB Sheathing includes only the charges for treatment services, not the underlying OSB substrate or outbound freight as the customer supplies its own OSB substrate and contract for its own outgoing freight.

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2016

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

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2016

(Stated in US Dollars)

(Unaudited)

Note 3

Fair Value Measurements – (cont.)

The Company’s convertible debentures are based on Level 2 inputs in the ASC 820 fair value hierarchy.  The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates.  At December 31, 2016, the convertible debentures had a fair value of $795,120 (June 30, 2016:  $729,323).

As at December 31, 2016, the Company has no assets or liabilities that have fair values measured using Level 3 inputs.

Note 4

Inventory

	December 31, 2016	June 30, 2016

Raw materials	$ 331,891	$ 396,271
Finished goods	306,424	277,597

	$ 638,315	$ 673,868

Note 5

Property, Plant and Equipment

	Cost	December 31, 2016 Accumulated Depreciation	Net
Manufacturing Equipment	$4,282,069	$2,367,359	$1,914,710
Equipment and Furniture	44,110	34,338	9,772
Computer Equipment	30,032	30,032	-
Equipment	206,442	95,455	110,987
Land	54,498	-	54,498
Building	2,576,466	1,432,337	1,144,129
Railroad Spur	94,108	64,825	29,283
Subtotal Equipment and Property	$7,287,725	$4,024,346	$3,263,379

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2016

(Stated in US Dollars)

(Unaudited)

Note 5

Property, Plant and Equipment – (cont.)

	Cost	June 30, 2016 Accumulated Depreciation	Net
Manufacturing Equipment	$4,193,670	$2,297,732	$1,895,938
Equipment and Furniture	44,110	33,480	10,630
Computer Equipment	30,032	30,032	-
Equipment	93,290	72,252	21,038
Land	54,498	-	54,498
Building	2,521,963	1,371,588	1,150,375
Railroad Spur	94,108	62,941	31,167
Subtotal Equipment and Property	$7,031,671	$3,868,025	$3,163,646

Assets under Capital Lease
Equipment	$73,216	$18,030	$55,186
Subtotal Assets under Capital Lease	73,216	18,030	$55,186
Total Property, Plant and Equipment	$7,104,887	$3,886,055	$3,218,832

Note 6

Convertible Debt

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches from $10,000-$50,000 and as at December 31, 2016 the Company had received $240,000 (2015:  $240,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date. During the six month period ended December 31, 2016, the Company incurred interest charges of $14,400 (2015:  $14,400) on these convertible debentures.

Subsequent to December 31, 2016, the convertible debentures were converted to 2,400,000 shares and the corresponding warrants were exercised for 2,400,000 shares.

Note 7

Common Stock

Escrow:

At December 31, 2016, there are 48,922 (June 30, 2016 – 48,922) common shares held in escrow by the Company’s transfer agent, the release which is subject to the approval of the regulatory authorities. As at December 31, 2016 and June 30, 2016, all of these shares held in escrow are issuable but the Company has yet to request their release.

Commitments:

Stock-based Compensation Plan

At December 31, 2016, the Company has no outstanding options.

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

December 31, 2016

(Stated in US Dollars)

(Unaudited)

Note 7

Common Stock – (cont.)

A summary of the status of the Company’s share purchase option plan for the six months ended December 31, 2016 is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding and Exercisable, June 30, 2016	1,077,500	$ 0.097
Exercised	(1,077,500)	$ 0.097
Outstanding and Exercisable, December 31, 2016	-	$ -

Note 8

Segmented Information and Sales Concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials. Substantially all of the Company’s revenues and long-term assets are located in the United States.

During the three and six months ended December 31, 2016, two customers accounted for 100% of total sales revenue:

	Three months ended		Six months ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Customer #1	90%	72%	86%	71%
Customer #2	10%	28%	14%	29%

The accounts receivable from each of these customers at December 31, 2016 were $240,485 and $113,322 respectively (2015:  $148,615 and $112,113, respectively).

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

Sales revenue reported for the three months ended December 31, 2016 was up 18% to $2,717,326 in comparison to $2,294,765 generated in the same comparable period in 2015. Year-to-date sales increased 17% to $5,192,913 from $4,428,578. Total sales volume, as measured by surface volume of product shipped increased 33% to 7,572,200 sq. ft., from the 5,712,400 sq. ft. shipped in the previous year quarterly period.  Sales for the six months ended December 31, 2016 increased 29% to 14,079,200 sq. ft. vs. 10,874,500 sq. ft. for the six months ended December 31, 2015.  The following is a summary of changes in sales for the six months ended December 31, 2016:

	Six months ended December 31,
	2016	2015
Treatment services	$4,328,583	$3,344,946
Substrate	583,554	792,458
Freight and miscellaneous	163,023	274,127
	$5,075,160	$4,411,531
License fees	100,000	-
Royalties	17,753	17,047
	$5,192,913	$4,428,578

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

Barrier and LP® Building Products (LP) conduct business guided by a Supply Agreement.  In August 2015, LP and Barrier negotiated some refinements to the agreement and extended it through December 31, 2019.  In addition, Barrier granted a license to LP for the manufacture and distribution of Pyrotite® products in a plant in Clarke County Alabama.  This license agreement will provide an additional revenue stream for Barrier.  LP held a ground breaking ceremony in early January 2016 for the new FlameBlock OSB Sheathing line at their Clarke County Alabama location which began production in December.

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

Gross profit for the three month period ended December 31, 2016 was $573,308 vs. $385,198 in the previous year quarter and $848,143 for the fiscal year-to-date period (in comparison to $677,057 in the prior year). The gross margin, as a percentage of sales revenue, increased to 21% from 17% for the quarterly period and to 16% from 15% for the six month reporting period.  During the first three months of the reporting period (July through September), a tornado and excessive heat temporarily affected production. In the near term, gross margins are anticipated to continue to improve slightly based on increased production and continued focus on labor and materials efficiency.

Cost of sales increased in the three and six months ended (to $2,144,018 from $1,909,567) and (to $4,344,770 from $3,751,521), respectively.  The increase is attributable to the increase in volume produced.  Manufacturing efficiency as reflected in the three and six month average cost per sq. ft. of production improved to $0.28 from $0.33 for the quarter and improved to $0.31 from $0.34 for the year-to-date period.

Substrate cost and materials/labor were the major expenses in this category for the six months ended December 31, 2016.  Substrate accounted for $569,538 for the period versus $804,104 in the same period last year. Materials and labor accounted for an additional $3,107,970 in the six month period in 2016 versus $2,197,572 in 2015.

Depreciation on plant and equipment is included in cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, decreased from $178,871 to $138,291 for the six month period.  The expense reflects scheduled depreciation of the newer manufacturing line equipment and building improvements.

Administrative expenses for the quarter ended December 31, 2016 decreased from $244,600 to $229,818 in the prior year quarterly period and decreased in the six month period from $555,239 to $504,179.  Administrative costs per square foot decreased quarterly (from $0.04 to $0.03) and year-to-date (from $0.05 to $0.04).  The improvement is a result of increased sales volumes during the reporting periods.

Accounting and Audit Fees decreased to $9,047 from $26,105 for the quarterly period and increased to $65,552 from $53,871 for the year-to-date period.  A significant portion of the cost for accounting services is related to the year-end audit and quarterly review of Barrier’s financial statements.  The quarterly cost differential reported here is related to the timing of invoices from the year-end audit and is more even year to year.

Insurance costs have remained fairly consistent for the quarter and for the fiscal year-to-date periods ($23,095 vs. $20,525 quarterly and $46,862 vs. $39,373 year-to-date).  The slight increase is attributed to small premium increases based on increased sales volumes.

Legal fees decreased significantly from $27,922 for the three months ended December 31, 2015 to $4,452 in the three months ended December 31, 2016 and from $46,575 in the six month period ended December 31, 2015 to $11,550 for the six month period ended December 31, 2016.  Legal fees the prior year was expended on activities in support of developing strategic partners and technology licensees.  In addition each year for beginning preparations for the year-end Annual General Meeting, as well as in monitoring and protecting Pyrotite® patents and trademarks.

Barrier has four issued patents, two in the US, a patent in Australia, and a patent in Canada. These patents protect the manufacturing and process technology utilized in the production of fire-rated sheathing products utilizing Pyrotite®.  In addition, Barrier has a provisional patent from the US Patent Office for the process of treating I-Joists with Pyrotite®.

Sales, marketing, and investor relations expenses decreased from $11,785 to $7,273 for the current quarter and decreased from $18,842 to $12,833 for the six month reporting period. During the reporting period, there were sales trips directly related to the expansion of product markets and potential manufacturing expansion sites.

The majority of sales and marketing activities for traditional uses of Barrier’s Pyrotite® treated structural wood panels continue to be performed by Louisiana Pacific, Inc.  This helps Barrier keep the cost of sales and marketing as low as reasonably possible.

Wages and management fees were $148,282 in comparison to $122,011 during the quarter and $299,719 vs. $333,958 year-to-date.  The increase in the quarterly amount is attributed to the accrual of Board of Director annual fee.  The major decrease in the six month fee is attributed to Board of Director remuneration for the execution of the Louisiana-Pacific Corporation Technology License Agreement in the prior year.

Operating Income of $343,490 is being reported for the quarterly period ending December 31, 2016, whereas in the same period in 2015, operating income of $140,598 was reported.  Operating income of $343,964 is reported for the year-to-date period vs. income of $121,818 in the comparable six months in 2015.

It is Barrier’s fundamental belief that increased sales volume coupled with an intense focus on manufacturing efficiency in both labor and materials is the best pathway to long-term profitability.

Other items include income and costs not directly related to business operations.  Other income items reported during the quarterly and six month periods ended December 31, 2016 include interest/other income of $456 and $835, respectively.  To compare, for the same reporting periods last year there was interest/other income of $360 (quarter) and $685 (six months).

Interest on Long Term Debt was $8,222 vs. $8,005 for the 3-month reporting period and $15,993 vs. $16,292 for the 6-month reporting period, as a result of larger principal payments as long term debt continues to decline.

Net income.  Net income of $335,724 is being reported for the quarter ended December 31, 2016, whereas in the same period in 2015, net income of $132,953 was reported.  For six months ended December 31, 2016, net income was $328,806 vs. net income of $106,211 in the prior year.

Barrier remains focused on improving efficiencies wherever it can.  This includes operating the manufacturing line with maximum efficiency.  Barrier continues to keep a vigilant handle on costs to help keep operational costs as low as possible and enable financial improvements to continue.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the eight most recently completed quarters:

	Dec 31, 2016	Sept 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sept 30, 2015	Jun 30, 2015	Mar 31, 2015
Volume shipped (MSF)	7,572	6,507	6,555	7,229	5,712	5,162	5,485	5,268
Total Revenues (000)	$2,717	$2,476	$2,558	$2,628	$2,295	$2,134	$2,199	$1,965
Operating Income(loss) (000)	$344	$0	$111	$111	$141	$(19)	$162	$165
Net income (loss) (000)	$336	$(7)	$107	$104	$133	$(27)	$128	$154
EPS (Loss) Per Share	$0.01	$(0.00)	$0.00	$0.00	$0.00	$(0.00)	$0.01	$0.00

Selected Annual Information

The following financial data is for the three most recent years ended June 30:

	2016	2015	2014
Total Revenue	$9,614.6	$8,472.0	$8,154.4
Net income (loss)	$317.0	$701.6	$585.9
Per share	$0.01	$0.02	$0.01
Per share, fully diluted	$0.01	$0.01	$0.01
Total assets	$5,457.9	$4,924.9	$4,317.3
Total long-term financial liabilities	$27.0	$280.1	$547.9
Cash dividends declared per share	Nil	Nil	Nil

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

Financial position & financings

Barrier ended the period with a working capital surplus (current assets less current liabilities) of $1,437,025 vs. $1,205,540 for the three-month period ended December 31, 2015.  Operating cash flow was $557,727 in comparison to $596,594 for the six months ended December 31, 2015.

Financing activities resulted in net cash inflow of $64,378 for the six month period compared to a net cash outflow of $42,372 for the comparable six month period.

Barrier has a short term revolving line of credit ($500,000) at the local Farmers State Bank of Watkins, in Watkins, Minnesota.  As of December 31, 2016 the balance owing on the revolving line of credit was $0 leaving an additional $500,000 available for use.  In addition, two convertible debentures in the amount of $150,000 each were established in December 2011.  To date, $240,000 has been used on these debentures with an additional $60,000 available for cash flow if needed.

Investing activities resulted in net cash outflow of $182,838 in the six month period ended December 31, 2016 in comparison to a net cash outflow of $326,893 in the prior year.  The cash outflow was the result of the acquisition of plant and equipment capital improvements.

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

Current and Future Financing Needs

At December 31, 2016, the current cash and cash equivalents totaled $1,368,207; there was $500,000 in available funds to draw on the revolving credit facility, and an additional $60,000 available from the convertible debentures.

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

•

Costs associated with the research and development activities

•

Costs associated with maintaining property, plant and equipment and intellectual property

Related Party Transactions

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures are being issued in tranches from $10,000 - $50,000 and as at December 31, 2016 the Company had received $240,000 (2015:  $240,000) in respect of these debentures.  The debentures bear interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes are convertible into units of the Company at a price of $0.10 per unit.  Each unit will consist of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date.  During the six months ended December 31, 2016, the Company incurred interest charges of $14,400 (2015:  $14,400) on these convertible debentures.  On January 20, 2017, the convertible debentures were converted to units of the Company and corresponding warrants were issued.  The warrants were also exercised in full.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of December 31, 2016:  48,884,926 common shares at $16,104,133

Issued as of February 14, 2017:  53,684,926 common shares at $16,344,133

Options outstanding:

There are no options outstanding.

Other Matters

As at December 31, 2016 the Company did not have any off-balance sheet arrangements to report.

On January 20, 2017 the convertible debenture agreement was converted to 2,400,000 shares and corresponding warrants of 2,400,000 were issued.  The warrants were exercised in full.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this interim report on Form 10-Q, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of December 31, 2016 and has concluded the disclosure controls and procedures were ineffective.  As of the date of this filing, the Company is still in the process of remediating such material weaknesses in its internal controls and procedures.  Refer to Item 9A. Controls and Procedures included in the Annual Report on Form 10-K filed with the SEC on September 28, 2016.

b.  Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         a.  No Disclosure Necessary

         b.  No Disclosure Necessary

         c.  No Disclosure Necessary

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary

ITEM 4.  MINE SAFETY DISCLOSURES

         No Disclosure Necessary

ITEM 5.  OTHER INFORMATION

      a. Reports on Form 8-K:

 1.  Form 8K dated 12/8/16 regarding submission of matters to a vote of security holders.

 2.  Form 8K/A dated 12/7/16 regarding entry into a material definitive agreement.

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

International Barrier Technology Inc. --– SEC File #000-20412

Registrant

Dated: February 14, 2017	By: /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: February 14, 2017	By: /s/ Melissa McElwee
Melissa McElwee, CFO