Form 10-Q
period 2017-03-31
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2017-05-15
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2017

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

YES ☒      NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES   ☒      NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 5/15/2017: 53,684,926 Common Shares w/o par value

Part 1 – Financial Information

Item 1.  Financial Statements

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS March 31, 2017 and June 30, 2016 (Stated in US Dollars) (Unaudited)

	March 31,	June 30,
	2017	2016
		(audited)
ASSETS
Current
Cash and cash equivalents	$ 1,528,889	$ 928,940
Accounts receivable	287,188	570,266
Inventory - Note 4	888,811	673,868
Prepaid expenses and deposits	48,057	66,011
Total Current Assets	2,752,945	2,239,085
Property, plant and equipment – Note 5	3,414,597	3,218,832
Total Assets	$ 6,167,542	$ 5,457,917

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 858,709	$ 860,697
Obligation under capital leases	-	13,151
Deferred revenue	-	50,000
Convertible debentures - Note 6	-	240,000
Total Current Liabilities	858,709	1,163,848
Deferred income taxes	8,000	8,000
Obligation under capital leases	-	26,989

Total Liabilities	866,709	1,198,837

STOCKHOLDERS' EQUITY
Common Stock - Note 7
Authorized:
100,000,000 common shares without par value
Issued:
53,684,926 common shares (June 30, 2016: 47,807,426)	16,584,133	15,934,256
Additional paid-in capital	1,443,924	1,509,283
Accumulated deficit	(12,727,224)	(13,184,459)

Total Stockholders' Equity	5,300,833	4,259,080

Total Liabilities and Stockholders' Equity	$ 6,167,542	$ 5,457,917

APPROVED BY THE BOARD OF DIRECTORS

"David Corcoran"		"Victor Yates"
David Corcoran	Director	Victor Yates	Director

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
for the three and nine months ended March 31, 2017 and 2016
(Stated in US Dollars)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016

Sales - Note 8	$ 2,404,501	$ 2,618,627	$ 7,479,661	$ 7,030,157
License Revenue/Royalty	44,709	9,416	162,462	26,464
Cost of Sales	2,056,875	2,263,266	6,401,645	6,041,787

Gross Profit	392,335	364,777	1,240,478	1,041,834

Expenses
Accounting and audit fees	15,873	18,992	81,425	72,863
Filing Fees	4,712	10,670	19,023	24,369
Insurance	32,072	22,597	78,934	61,970
Bank charges and interest	51	83	111	152
Legal fees	11,704	5,818	23,254	52,393
Office and miscellaneous	19,380	13,627	65,857	52,538
Sales, marketing, and investor relations	7,712	7,972	20,545	26,814
Telephone	2,302	2,543	7,429	8,911
Transfer agent fees	1,530	1,153	3,218	2,926
Wages and management fees	152,041	170,081	451,760	504,039

Total Administrative Expenses	247,377	253,536	751,556	806,975

Operating Income	144,958	111,241	488,922	234,859

Other income	593	388	1,428	1,073
Interest on long-term obligations	(1,730)	(7,729)	(17,723)	(24,021)
Taxes	(15,392)	-	(15,392)	(1,800)

Total Other Expense	(16,529)	(7,341)	(31,687)	(24,748)

Net income for the period	$ 128,429	$ 103,900	$ 457,235	$ 210,111

Basic and diluted income per share	$ 0.00	$ 0.00	$ 0.01	$ 0.00

Weighted average number of shares outstanding:

Basic	53,684,926	47,807,426	53,684,926	47,807,426

Diluted	53,684,926	52,199,727	53,684,926	52,201,020

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the nine months ended March 31, 2017 and 2016 (Stated in US Dollars) (Unaudited)
	Nine months ended
	March 31,
	2017	2016

Operating Activities
Net income for the period	$ 457,235	$ 210,111
Items not involving cash:
Depreciation - plant and equipment	211,670	267,905
Changes in non-cash working capital balances related to operations:
Accounts receivable	283,078	(107,486)
Inventory	(214,943)	136,567
Prepaid expenses and deposits	17,954	(53,586)
Accounts payable and accrued liabilities	(1,988)	287,560
Deferred revenue	(50,000)	66,901

Net cash provided by operating activities	703,006	807,972

Cash Flows provided by (used in) Financing Activities
Issuance of Common Shares	344,518	-
Decrease in obligations under capital lease	(40,140)	(45,539)
Net cash provided by (used in) financing activities	304,378	(45,539)

Cash Flows (used in) Investing Activities
Acquisition of equipment	(407,435)	(477,270)
Net cash used in investing activities	(407,435)	(477,270)

Change in cash and cash equivalents during the period	599,949	285,163

Cash and cash equivalents, beginning of the period	928,940	804,452

Cash and cash equivalents, end of the period	$ 1,528,889	$ 1,089,615

Supplemental Cash Flow Information
Cash paid for interest	$ 17,723	$ 24,021

Cash paid for income taxes	$ 15,392	$ 1,800

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY for the period ended March 31, 2017 (Stated in US Dollars) (Unaudited)

	Common Stock
			Additional
	Issued	Amount	Paid-in	Accumulated
	Shares		Capital	Deficit	Total

Balance, June 30, 2015	47,807,426	$15,934,256	$1,509,283	$(13,501,464)	$3,942,075
Net income for the period	-	-	-	317,005	317,005

Balance, June 30, 2016	47,807,426	15,934,256	1,509,283	(13,184,459)	4,259,080

Exercise of options (at $0.097)	1,077,500	104,518	-	-	104,518
Fair value of stock options exercised	-	65,359	(65,359)	-	-
Conversion of convertible debenture (at $0.10)	2,400,000	240,000			240,000
Exercise of warrants (at $0.10)	2,400,000	240,000			240,000
Net income for the period	-	-	-	457,235	457,235
Balance, March 31, 2017	53,684,926	$16,584,133	$1,443,924	$(12,727,224)	$5,300,833

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2017

(Stated in US Dollars)

(Unaudited)

Note 1

Basis of Presentation

The accompanying unaudited condensed financial statements of International Barrier Technology Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (“SEC”) Regulation S-X.  Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2016 included in the Annual Report on Form 10-K filed with the SEC on September 28, 2016.  The unaudited condensed consolidated interim financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2017, and the consolidated results of operations and cash flows for the three and nine months ended March 31, 2017.  All intercompany accounts and transactions have been eliminated.  It should be understood that accounting measures at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2017

(Stated in US Dollars)

(Unaudited)

Note 2

Significant Accounting Policies (cont’d)

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

c)

Plant and Equipment, Trademark and Technology Rights and Depreciation

Plant and equipment are recorded at cost less accumulated depreciation.

Depreciation is as follows:

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

March 31, 2017

(Stated in US Dollars)

(Unaudited)

Note 3

Fair Value Measurements – (cont’d)

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

The Company’s convertible debentures were based on Level 2 inputs in the ASC 820 fair value hierarchy.  The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates.  During the period, the convertible debentures were converted to common stock.

As at March 31, 2017, the Company has no assets or liabilities that have fair values measured using Level 3 inputs.

Note 4

Inventory

	March 31, 2017	June 30, 2016

Raw materials	$ 430,764	$ 396,271
Finished goods	458,047	277,597

	$ 888,811	$ 673,868

Note 5

Property, Plant and Equipment

		March 31, 2017
		Accumulated
	Cost	Depreciation	Net
Manufacturing Equipment	$ 4,422,144	$ 2,404,026	$ 2,018,118
Equipment and Furniture	44,110	34,767	9,343
Computer Equipment	30,032	30,032	-
Equipment	206,442	98,874	107,568
Land	54,498	-	54,498
Building	2,660,988	1,464,259	1,196,729
Railroad Spur	94,108	65,767	28,341
Total Equipment and Property	$ 7,512,322	$ 4,097,725	$ 3,414,597

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2017

(Stated in US Dollars)

(Unaudited)

Note 5

Property, Plant and Equipment – (cont’d)

		June 30, 2016
		Accumulated
	Cost	Depreciation	Net
Manufacturing Equipment	$ 4,193,670	$ 2,297,732	$ 1,895,938
Equipment and Furniture	44,110	33,480	10,630
Computer Equipment	30,032	30,032	-
Equipment	93,290	72,252	21,038
Land	54,498	-	54,498
Building	2,521,963	1,371,588	1,150,375
Railroad Spur	94,108	62,941	31,167
Subtotal Equipment and Property	$ 7,031,671	$ 3,868,025	$ 3,163,646

Assets under Capital Lease
Equipment	$ 73,216	$ 18,030	$ 55,186
Subtotal Assets under Capital Lease	73,216	18,030	55,186
Total Property, Plant and Equipment	$ 7,104,887	$ 3,886,055	$ 3,218,832

Note 6

Convertible Debt

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures bore interest at 12% per annum, payable quarterly, and were collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes were convertible into units of the Company at a price of $0.10 per unit.  Each unit consisted of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date. During the three month reporting period, the convertible debentures were converted to 2,400,000 shares and the corresponding warrants were exercised for 2,400,000 shares.  During the three and nine month periods ended March 31, 2017, the Company incurred interest charges of $1,548 and $15,948, respectively (three and nine month period ended March 31, 2016:  $7,200 and $21,600, respectively).

Note 7

Common Stock

Escrow:

At March 31, 2017, there are 48,922 (2016 – 48,922) common shares held in escrow by the Company’s transfer agent, the release which is subject to the approval of the regulatory authorities. As at March 31, 2017 and June 30, 2016, all of these shares held in escrow are issuable but the Company has yet to request their release.

Commitments:

Stock-based Compensation Plan

At March 31, 2017, the Company has no outstanding options.

INTERNATIONAL BARRIER TECHNOLOGY INC.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2017

(Stated in US Dollars)

(Unaudited)

Note 7

Common Stock – (cont’d)

A summary of the status of the Company’s share purchase option plan for the nine months ended March 31, 2017 is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding and Exercisable, June 30, 2016	1,077,500	$ 0.097
Exercised	(1,077,500)	$ 0.097
Outstanding and Exercisable, March 31, 2017	-	$ -

Note 8

Segmented Information and Sales Concentration

The Company operates in one industry segment being the manufacturing and marketing of fire resistant building materials. Substantially all of the Company’s revenues and long-term assets are located in the United States.

During the three and nine months ended March 31, 2017, two customers accounted for 100% of total sales revenue:

	Three months ended		Nine months ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

Customer #1	92%	83%	88%	76%
Customer #2	8%	17%	12%	24%

The accounts receivable from each of these customers at March 31, 2017 were $224,742 and $58,921, respectively (2016:  $342,561 and $141,230, respectively).

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

Description of Business

International Barrier Technology Inc. (Barrier) manufactures and sells fire-rated building materials. Barrier’s primary business is in the United States, but it also has a license agreement with a major OSB producer in the European Union.  In addition, Barrier is working to develop distribution partnerships and manufacturing technology license agreements and is successfully endeavoring to enter building products markets in Australia, Europe, and South America. Barrier possesses a proprietary fire resistive material technology (Pyrotite®) and a patented manufacturing process that when applied to building materials their respective fire resistant properties are significantly enhanced.  Many of the top multifamily and wood frame commercial builders in the United States utilize Barrier’s fire-rated structural panels in areas where the building code requires the use of a fire-rated building panel.

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

Sales revenue reported for the three months ended March 31, 2017 was down 8% to $2,404,501 in comparison to $2,618,627 generated in the same comparable period in 2016. Year-to-date sales increased 6% to $7,479,661 from $7,030,157. Total sales volume, as measured by surface volume of product shipped decreased 1% to 7,137,000 sq. ft., from the 7,228,400 sq. ft. shipped in the previous year quarterly period.  Sales for the nine months ended March 31, 2017 increased 17% to 21,216,200 sq. ft. vs. 18,102,800 sq. ft. for the nine months ended March 31, 2016.  The following is a summary of changes in sales for the nine months ended March 31, 2017:

	Nine months ended March 31,
	2017	2016
Treatment services	$6,543,106	$5,571,192
Substrate	759,761	1,090,301
Freight and miscellaneous	176,794	368,664
	$7,479,661	$7,030,157
License fees	100,000	-
Royalties	62,462	26,464
	$7,642,123	$7,056,621

Shipments into the Residential Roof Deck, Wall Assembly, and Structural Insulated Panel Market Sectors (LP FlameBlock) during the quarter decreased 2% over shipments in the comparable quarter last year, while sales into the Commercial Modular Market (FR Deck Panel) declined 53%.  The slight decline in the Residential Roof Deck/Wall Assembly Market sales volume for the quarter is attributable to the shifting of shipped volume to the new LP FlameBlock production facility in Clarke County, Alabama as well as the fact that March 2016 was Barrier’s all-time record month for shipments.

Competition from alternative products, particularly chemically treated plywood, in the Commercial Modular business has become more impactful largely because of the shrinking disparity in plywood versus OSB prices.  As the price of OSB increases and becomes closer to the price of plywood, fire-treated plywood products become more competitive to treated OSB products; causing fire-rated OSB products to lose market share.  Barrier anticipated sales into this market will continue to lag last year’s levels until the cost spread between OSB and plywood cycles back to ranges more consistent with historic levels.

Barrier also continues to sell fire resistant I-Joist as this remains a timely and important topic in North America’s building environment at this time.  Web stock material treated at Watkins is being used to assist in the development of a committed market demand for Pyrotite® technology.  Concurrently, plans and decisions for manufacturing or licensing the production of treated I-Joist in the long-term are being developed and made.  Barrier anticipates the negative impact I-Joist R&D has on shipments will diminish as efficiencies in production at Watkins improve with experience.

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

Gross profit for the three month period ended March 31, 2017 was $392,335 vs. $364,777 in the previous year quarter and $1,240,478 for the fiscal year-to-date period (in comparison to $1,041,834 in the prior year). The gross margin, as a percentage of sales revenue, increased to 16% from 14% for the quarterly period and to 17% from 15% for the nine month reporting period.  During the first three months of the reporting period (July through September), a tornado and excessive heat temporarily affected production. In the near term, gross margins are anticipated to continue to improve slightly based on increased production and continued focus on labor and materials efficiency.

Cost of sales decreased in the three months ended March 31, 2017 (to $2,056,875 from $2,263,266) and increased for the nine months ended March 31, 2017 (to $6,401,645 from $6,014,787), respectively.  The differences are attributable to the lower volume produced in the quarter and then the increase in volume produced for the nine months.  Manufacturing efficiency as reflected in the three and nine month average cost per sq. ft. of production improved to $0.29 from $0.31 for the quarter and improved to $0.30 from $0.33 for the year-to-date period.

Substrate cost and materials/labor were the major expenses in this category for the nine months ended March 31, 2017.  Substrate accounted for $743,082 for the period versus $1,094,707 in the same period last year. Materials and labor accounted for an additional $4,622,191 in the nine month period in 2017 versus $3,767,621 in 2016.

Depreciation on plant and equipment is included in cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, decreased from $267,905 to $211,670 for the nine month period.  The expense reflects scheduled depreciation of the newer manufacturing line equipment and building improvements.

Administrative expenses for the quarter ended March 31, 2017 decreased from $253,536 to $247,377 in the prior year quarterly period and decreased in the nine month period from $806,975 to $751,556.  Administrative costs per square foot remained consistent quarterly (at $0.035) and decreased year-to-date (from $0.045 to $0.035).  The year-to-date improvement is a result of increased sales volumes during the reporting periods.

Accounting and Audit Fees decreased to $15,873 from $18,992 for the quarterly period and increased to $81,425 from $72,863 for the year-to-date period.  A significant portion of the cost for accounting services is related to the year-end audit and quarterly review of Barrier’s financial statements.  The quarterly cost differential reported here is related to the timing of invoices and higher for the nine-month reporting period as costs have increased slightly.

Insurance costs have increased for the quarter and for the fiscal year-to-date periods ($32,072 vs. $22,597 quarterly and $78,934 vs. $61,970 year-to-date).  The increase is attributed to premium increases based on increased sales volumes.

Legal fees increased from $5,818 for the three months ended March 31, 2016 to $11,704 in the three months ended March 31, 2017 and decreased significantly from $52,393 in the nine month period ended March 31, 2016 to $23,254 for the nine month period ended March 31, 2017.  Legal fees the prior year was expended on activities in support of developing strategic partners and technology licensees.  In addition each year for beginning preparations for the year-end Annual General Meeting, as well as in monitoring and protecting Pyrotite® patents and trademarks.

Barrier has four issued patents, two in the US, a patent in Australia, and a patent in Canada. These patents protect the manufacturing and process technology utilized in the production of fire-rated sheathing products utilizing Pyrotite®.  In addition, Barrier has a provisional patent from the US Patent Office for the process of treating I-Joists with Pyrotite®.

Sales, marketing, and investor relations expenses remained consistent at $7,712 vs. $7,972 for the current quarter and decreased to $20,545 from $26,814 for the nine month reporting period. During the reporting period, there were sales trips directly related to the expansion of product markets and potential manufacturing expansion sites.

The majority of sales and marketing activities for traditional uses of Barrier’s Pyrotite® treated structural wood panels continue to be performed by Louisiana Pacific, Inc.  This helps Barrier keep the cost of sales and marketing as low as reasonably possible.

Wages and management fees were $152,041 in comparison to $170,081 during the quarter and $451,760 vs. $504,039 year-to-date.  The major decrease in the nine month fee is attributed to Board of Director remuneration for the execution of the Louisiana-Pacific Corporation Technology License Agreement in the prior year.

Operating Income of $144,958 is being reported for the quarterly period ending March 31, 2017, whereas in the same period in 2016, operating income of $111,241 was reported.  Operating income of $488,922 is reported for the year-to-date period vs. income of $234,859 in the comparable nine months in 2016.

It is Barrier’s fundamental belief that increased sales volume coupled with an intense focus on manufacturing efficiency in both labor and materials is the best pathway to long-term profitability.

Other items include income and costs not directly related to business operations.  Other income items reported during the quarterly and nine month periods ended March 31, 2017 include interest/other income of $593 and $1,428, respectively.  To compare, for the same reporting periods last year there was interest/other income of $388 (quarter) and $1,073 (nine months).

Interest on Long Term Debt was $1,730 vs. $7,729 for the 3-month reporting period and $17,723 vs. $24,021 for the 9-month reporting period, as a result of larger principal payments as long term debt continues to decline.

Tax payments were $15,392 during the quarter, in comparison to $0 in the comparable period and $15,392 for the nine-month period vs. $1,800 for the nine-months ended March 31, 2016.

Net income.  Net income of $128,429 is being reported for the quarter ended March 31, 2017, whereas in the same period in 2016, net income of $103,900 was reported.  For nine months ended March 31, 2017, net income was $457,235 vs. net income of $210,111 in the prior year.

Barrier remains focused on improving efficiencies wherever it can.  This includes operating the manufacturing line with maximum efficiency.  Barrier continues to keep a vigilant handle on costs to help keep operational costs as low as possible and enable financial improvements to continue.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the eight most recently completed quarters:

	Mar 31, 2017	Dec 31, 2016	Sept 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sept 30, 2015	Jun 30, 2015
Volume shipped (MSF)	7,137	7,572	6,507	6,555	7,229	5,712	5,162	5,485
Total Revenues (000)	$2,449	$2,717	$2,476	$2,558	$2,628	$2,295	$2,134	$2,199
Operating Income(loss) (000)	$145	$344	$0	$111	$111	$141	$(19)	$162
Net income (loss) (000)	$128	$336	$(7)	$107	$104	$133	$(27)	$128
EPS (Loss) Per Share	$0.00	$0.01	$(0.00)	$0.00	$0.00	$0.00	$(0.00)	$0.01

Selected Annual Information

The following financial data is for the three most recent years ended June 30:

	2016	2015	2014
Total Revenue	$9,614.6	$8,472.0	$8,154.4
Net income (loss)	$317.0	$701.6	$585.9
Per share	$0.01	$0.02	$0.01
Per share, fully diluted	$0.01	$0.01	$0.01
Total assets	$5,457.9	$4,924.9	$4,317.3
Total long-term financial liabilities	$27.0	$280.1	$547.9
Cash dividends declared per share	Nil	Nil	Nil

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

Financial position & financings

Barrier ended the period with a working capital surplus (current assets less current liabilities) of $1,894,236 vs. $954,974 for the three-month period ended March 31, 2016.  Operating cash flow was $703,006 in comparison to $807,972 for the nine months ended March 31, 2016.

Financing activities resulted in net cash inflow of $304,378 for the nine month period compared to a net cash outflow of $45,539 for the comparable nine month period.

Barrier has a short term revolving line of credit ($500,000) at the local Farmers State Bank of Watkins, in Watkins, Minnesota.  As of March 31, 2017 the balance owing on the revolving line of credit was $0 leaving an additional $500,000 available for use.

Investing activities resulted in net cash outflow of $407,435 in the nine month period ended March 31, 2017 in comparison to a net cash outflow of $477,270 in the prior year.  The cash outflow was the result of the acquisition of plant and equipment capital improvements.

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

Current and Future Financing Needs

At March 31, 2017, the current cash and cash equivalents totaled $1,528,889 and there was $500,000 in available funds to draw on the revolving credit facility.

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

•

Costs associated with the research and development activities

•

Costs associated with maintaining property, plant and equipment and intellectual property

Related Party Transactions

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures bore interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes were convertible into units of the Company at a price of $0.10 per unit.  Each unit consisted of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date.  During the three and nine months ended March 31, 2017, the Company incurred interest charges of $1,548 and $15,948, respectively (2016:  $7,200 and $21,600, respectively) on these convertible debentures.  On January 20, 2017, the convertible debentures were converted to units of the Company and corresponding warrants were issued.  The warrants were also exercised in full.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of March 31, 2017:  53,684,926 common shares at $16,584,133

Issued as of May 14, 2017:  53,684,926 common shares at $16,584,133

Options outstanding:  There are no options outstanding.

Other Matters

As at March 31, 2017 the Company did not have any off-balance sheet arrangements to report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this interim report on Form 10-Q, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of March 31, 2017 and has concluded the disclosure controls and procedures were ineffective.  As of the date of this filing, the Company is still in the process of remediating such material weaknesses in its internal controls and procedures.  Refer to Item 9A. Controls and Procedures included in the Annual Report on Form 10-K filed with the SEC on September 28, 2016.

b.  Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

International Barrier Technology Inc. --– SEC File #000-20412

Registrant

Dated: May 15, 2017	By: /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: May 15, 2017	By: /s/ Melissa McElwee
Melissa McElwee, CFO