Form 10-K
period 2017-06-30
INTERNATIONAL BARRIER TECHNOLOGY INC
filed 2017-09-28
CIK 890543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Fiscal Year Ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes    [] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ] Yes    [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                                 Accelerated filer         [ ]

Non-accelerated filer   [ ]                                 Smaller reporting company [X]

Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes    [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (OTCQB).  December 30, 2016= $11,732,382

Common Shares outstanding at August 31, 2017                            53,684,926 shares

Index to Exhibits on Page 53

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

52

PART IV

53

ITEM 15.  EXHIBITS

53

SIGNATURE PAGE

54

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

BUSINESS OF INTERNATIONAL BARRIER TECHNOLOGY INC.

International Barrier Technology Inc. develops, manufactures, and markets proprietary fire resistant building materials designed to help protect people and property from the destruction of fire.  The Company uses a patented, non-combustible, non-toxic Pyrotite® formulation that is used to coat wood panels and has potential application to engineered wood products, paint, plastics, and expanded polystyrene.  Sales have been US$9.2 million and US$9.5 million during Fiscal 2017 and 2016, respectively.  During the respective reporting periods, License Fee Royalties were US$248 thousand and US $88 thousand.

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

The Company has been involved in the development and manufacturing/marketing of fire-rated building products since 1986, including current products: Pyrotite®, a fire-barrier material comprised of the patented formulation reinforced with chopped fiberglass strands and applied adhered directly to structural sheathing (OSB – oriented strand board or plywood) designed to prevent ignition and inhibit the spread of flames.  The products are currently marketed through exclusive supply agreements as LP® FlameBlock® Fire-Rated OSB Sheathing into Residential Roof Deck, Wall Assembly, Wildland Urban Interface Zones, and Structurally Insulated Panel market; and Blazeguard® FR Deck Panel into the Commercial Modular Market.  In August 2015, LP and Barrier extended their existing Supply Agreement through December 31, 2019. LP is the largest producer of Oriented Strand Board (OSB) in the world and believes that Barrier’s Pyrotite® Technology will help them achieve their strategy of providing a number of value added OSB products to the building community.  The agreement gives LP the exclusive right to sell Pyrotite® treated panel products in North America, in all markets other than Commercial Modular, under their brand name LP® FlameBlock® Fire-Rated OSB Sheathing.  During the 2014 fiscal year, the Company granted a license for the manufacture and distribution of Pyrotite® products in a plant in the European Union and Russia.  The agreement contemplates the Licensee developing additional production facilities over the term of the license.  In August 2015, the Company granted a license to LP for the manufacture and distribution of Pyrotite® products in a plant in Clarke County Alabama.  The Clarke County Alabama facility began production in November 2016.  In July 2017, the Company entered into an agreement to combine with LP.  The transaction is subject to the approval of the Barrier shareholders and satisfaction of customary conditions, including court approval and is expected to close early October 2017.

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

The Company has 100,000,000 no par common shares authorized.  At 6/30/2017, the end of the Company's most recent fiscal year, there were 53,684,926 common shares issued and outstanding.

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

Fiscal 2011:  40,000 shares at US$0.09 per share = US$3,600

Fiscal 2012:  US$200,000 from the issuance of convertible debentures

Fiscal 2013:  US$40,000 from the issuance of convertible debentures

Fiscal 2014:  100,000 shares at US $0.097 per share = US$9,700

Fiscal 2015:  3,252,500 shares at US $0.10 per share = US$325,250

Fiscal 2017:  1,077,500 shares at US $0.097 per share = US$104,518; US$240,000 on the exercise of 2,400,000 warrants included in the units issued on the conversion.

Capital Expenditures

Fiscal 2011:

$   74,857, purchase of plant and equipment

Fiscal 2012:

$ 116,363, purchase of plant and equipment

Fiscal 2013:

$ 155,121, purchase of plant and equipment

Fiscal 2014:

$ 134,124, purchase of plant and equipment

Fiscal 2015:

$ 474,723, purchase of plant and equipment

Fiscal 2016:

$ 547,090 purchase of plant and equipment

Fiscal 2017:

$ 507,536 purchase of plant and equipment

1.B.  Financial Information About Segments

Refer to the audited financial statements for Fiscal 2017 ended June 30th (footnote #10 “Segmented Information and Sales Concentration”) for this information.

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

Barrier sells LP® FlameBlock Fire-Rated OSB Sheathing to LP® Building Products and sales to LP accounted for 88% of Fiscal 2017 revenues.  Barrier sells Blazeguard FR Deck Panel to ABC Supply Company (parent company of Mule-Hide Products, Inc.) and sales to the commercial modular market accounted for 12% of Fiscal 2017 revenues.  Barrier sold LP® FlameBlock Fire-Rated OSB Sheathing to LP® Building Products and sales to LP accounted for 77% of Fiscal 2016 revenues.  Barrier sold Blazeguard FR Deck Panel to ABC Supply Company (parent company of Mule-Hide Products, Inc.)  accounted for 23% of Fiscal 2016 revenues.

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

R&D activity continues to focus on developing and improving the designs of existing 1 and 2-hr certified interior and exterior wall assemblies. New R&D projects were launched during the current fiscal year to examine the development of fire-rated engineered wood products (EWP), including I-joist and Rimboard.  With the expanded use of EWP in building applications, as an alternative to solid sawn lumber, the importance of evaluating their performance during a fire has escalated tremendously.  Efforts to develop fire-rated EWP are at an early stage, however, largely because building code requirements and the acceptance criteria for evaluating performance and suitability are still being developed.  During the 2015 fiscal year, a new UL certified fire-rated I-Joist listing was secured, with further testing successfully completed during the 2016 fiscal year. Also during the 2016 fiscal year, LP announced the debut of LP® FlameBlock® I-Joist along with marketing efforts to concentrated market areas.  Barrier feels there is great opportunity here, and will continue to pursue techniques to fire treat EWP with our Pyrotite® Technology as the current year progresses. During the 2015 fiscal year, Barrier applied for and was granted a provisional patent for treating I-Joists with Pyrotite®.  During the year ended June 30, 2017, the Company incurred research and development costs of $26,351 (2016: $41,644).

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

Employees

As of 8/20/2017, the Company had 24 full-time employees, 3 full-time temporary, 2 full time Executive Officers and 1 part-time Corporate Secretary.  As of 6/30/2017, the Company had 24 full-time employees, 4 full-time temporary employees, 2 full-time Executive Officers and 1 part-time Corporate Secretary.  As of 6/30/2016, the Company had 28 full-time employees, 6 full-time temporary employees, 2 full-time Executive Officers and 1 part-time Corporate Secretary.

Dependency upon Customers

Fiscal 2017

During Fiscal 2017, the company’s largest customer was LP® Building Products (LP).  LP is a customer that services the multifamily residential roof deck construction, wall assemblies, and structural insulated panels (SIPs) markets.  LP purchased 89% of the 25,639,608 sq. ft. of Pyrotite® products shipped in Fiscal 2017.  LP is the largest producer of Oriented Strand Board (OSB) in the world and believes that Barrier’s Pyrotite® Technology will help them achieve their strategy of providing a number of value added OSB products to the building community.  Through an exclusive supply agreement, LP has the exclusive right to sell Pyrotite® treated panel products in North America in all markets other than the Commercial Modular (ABC Supply Company) Market, under their brand name LP® FlameBlock® Fire-Rated OSB Sheathing.  Such markets include Multifamily Residential Roof Deck, Structural Wall Assemblies, and Structural Insulated Panels.

LP® FlameBlock® is sold through wholesale distribution companies such as Boise, Cedar Creek, Curtis Lumber, Matheus Lumber, Taiga Building Products, Vandermeer Forest Products, and Universal Forest Products.  The MidAtlantic Region market (MD-VA) remained the strongest region in these markets with 34% of total sales into these markets, with the South a close second at 27%.  Other regions in these markets include the Midwest, the West and Canada.  The building products distribution companies mentioned have a presence in all of these areas and are consistent FlameBlock customers throughout these geographies.

The second largest market for Pyrotite® products was the commercial modular market which is serviced through ABC Supply Company (parent of Mule-Hide Products).  Commercial modular sales accounted for 11% of total shipments in 2017.  The FR Deck Panel is distributed through ABC Supply Company locations throughout the United States.

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

1.D.  Financial Information about Geographic Areas

During Fiscal 2017 and 2016, all sales were in the United States and Canada.

At 6/30/2017 and 6/30/2016: $5,782,192 and $5,442,573 of the assets were located in the United States and $15,803 and $15,344 were located in Canada, respectively.

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

Since inception through June 30, 2017, the Company has an accumulated deficit of ($12,692,020).  In addition, our operating results in the future may be subject to fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, the level of competition or general economic conditions.

The Company has net income the past two fiscal years, however, the Company’s prior history of losses could require the need for additional, financings and related problems if net income doesn’t continue.

The Company had positive net income this fiscal year: $492,439 FY2017 and net income of $317,005 in FY2016.  The Company may require additional funding to meet its long-term business objectives, if the Company isn’t able to continue the current trend of positive operating income.  Capital may be needed to expand manufacturing capacity and marketing of the Company’s products.  The Company may not be able to obtain additional financing on reasonable terms, or at all.  If equity financing is required, then such financings could result in significant dilution to existing shareholders.  If the Company is unable to obtain sufficient financing, the Company might have to dramatically slow marketing efforts and/or lose control of its products.  The Company has historically obtained the preponderance of its financing through the issuance of equity.  The company may issue an unlimited number of common shares.  The Company has no current plans to obtain financing through means other than equity financing and/or loans.  The potential need for external financings could result in losses of investment value.

The Company’s need for additional financing to expand production and conduct marketing efforts could lead to the Company’s inability to continue generating material sales revenue.

The Company develops, manufactures, and markets proprietary fire resistant building materials designed to help protect people and property from the destruction of fire. Additional amounts of financing may be required to facilitate corporate operational growth and to expand marketing efforts on a short-term basis.  Conventional bank financing was originally established at a local bank for up to $1,000,000 in the form of a revolving line of credit. In July 2008, the terms of the existing revolving bank facility of $1,000,000 were modified to be comprised of a $500,000 capital loan being amortized by the bank over a 10-year period and which is secured by building, property and equipment and a $500,000 credit facility as an operating line of credit at 7.5%.    In August 2010, the line of credit was amended to include a reduced limit of $250,000, and was extended until September 1, 2011 at a reduced interest rate of 6.75%.  In December 2011, Barrier negotiated a term bank loan facility in the amount of $450,000 bearing interest at 6.25% and collateralized by a security interest in inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease. The facility was being amortized over 4 years with fixed monthly blended payments of principal and interest totaling $6,800 with a balloon payment due on January 1, 2016.  This facility was paid in full during the Fiscal 2016 year. By a promissory note agreement dated June 22, 2017 the Company has arranged for credit facilities with Farmers State Bank of Watkins which allows the Company to be advanced up to $500,000 under the terms of the promissory note agreement. Advances will bear interest at 5.5% per annum and will be repayable in installments of accrued interest beginning June 22, 2017 with the entire unpaid Principal and interest to be repaid on June 22, 2018.  The balance at June 30, 2017 was $0.00.  Advances are collateralized by a security interest on inventory, accounts receivable, equipment and all intangibles of the Company as well as an assignment of the building lease.

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

Barrier is relatively “thin” in its management team.   Barrier has intentionally kept the number of middle and upper management at a minimum in an effort to conserve financial resources.  As the company grows it will be essential to have new talent emerging to help provide leadership in the factories of production and in the market place to introduce the products to new markets:  both in geography and in use.  As long as the management team is thin, the impact of losing a key player is very large.  However, if the acquisition with Louisiana-Pacific proceeds, this risk is greatly reduced, as the resources available allow for more seamless transition.

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

Risks Relating to Sales Environment

Barrier’s business is directly related to housing/building starts in the United States.  Any factor resulting in a slowdown of economic activity, especially those that result in an increase in interest rates will have a negative impact on Barrier’s business.  New housing starts in the U.S. continue to be on the rise.  The U.S. Census Bureau reported 1,155,000 new housing starts in July 2017 (adjusted on an annual basis). July's numbers were 4.8 percent below the June 2017 estimate of 1,213,000 and 5.6 percent lower than the July 2016 annually adjusted rate of 1,223,000.  There continues to be a risk that the economy is not yet stable enough to support long term improvements in new housing starts.  If housing growth becomes unstable, sales of Pyrotite® products could be negatively impacted or unpredictable.

Risks Relating to the Company’s Common Stock

Principal stockholders, officers and directors have substantial control regarding stock ownership; this concentration could lead to conflicts of interest and difficulties in the “public” investors effecting corporate changes, and could adversely affect the Company’s stock prices.

The Company’s Senior Management, Directors and greater-than-five-percent stockholders (and their affiliates), acting together, hold approximately 34% of the shares of the Company, on a diluted basis, and have the ability to control substantially all matters submitted to the Company’s stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company’s assets) and to control the Company’s management and affairs.  Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially adversely affect the market price of the Company’s stock.  The insider group, including Senior Management, Directors and greater-than-five-percent stockholders are supportive of the proposed acquisition by Louisiana-Pacific, with the Senior Management and Directors signing Lock-Up Agreements.  There is a chance that the Company will not get 66 2/3% of the vote total in support of the agreement.  In that case, with Louisiana Pacific being the largest customer of Barrier, a negative impact on the stock could occur if they decide to pursue other alternatives for their fire-rated building materials product offering.

Employee/Director/Consultant stock options could lead to greater concentration of stock ownership among insiders and could lead to dilution of stock ownership which could lead to depressed stock prices.

Because the success of the Company is highly dependent upon its respective employees, in the past, the Company has granted to some or all of its key employees, Directors and consultants options to purchase common shares as non-cash incentives.  To the extent that significant numbers of such options may be granted and exercised, the interests of the other stockholders of the Company may be diluted causing possible loss of investment value.  If the acquisition with Louisiana-Pacific does not proceed, it is likely stock options will be granted in the future.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s operating and manufacturing facilities, along with executive offices, are located in leased premises at 510 Fourth Street North, Watkins, Minnesota.  The Company entered into a 20-year capital lease in 1995.  The lease allowed the Company to purchase the facility for a small “transfer fee” once the 20-year lease was up and the industrial development bonds the City of Watkins issued to fund the project are paid in full.  In the prior year reporting period, the capital lease for the manufacturing plant and property was paid in full.  Barrier has received the deed to the property.

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

In August 2015, it was announced that a second manufacturing line will be added at LP’s existing Clarke County, Alabama location.  The Clarke County Alabama facility began production in November 2016.  In July 2017, the Company entered into an agreement to combine with LP.  The transaction is subject to the approval of the Barrier shareholders and satisfaction of customary conditions, including court approval and is expected to close early October 2017.

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

Table No. 1 TSX Venture Exchange Common Shares Trading Activity Canadian Dollars
Period
Ended				- Sales -
Quarterly	Volume	High	Low	Closing

6/30/2017	902,700	$0.45	$0.34	$0.35
3/31/2017	1,549,500	0.41	0.29	0.38
12/31/2016	1,247,600	0.41	0.29	0.31
9/30/2016	770,900	0.42	0.27	0.37
6/30/2016	860,400	0.48	0.33	0.34
3/31/2016	1,212,600	0.39	0.22	0.39
12/31/2015	1,616,400	0.35	0.20	0.26
9/30/2015	1,695,400	0.44	0.22	0.22

Table No. 2 lists the volume of trading and high, low and closing sales prices on the OTC Bulletin Board for the Company's common shares for: the last eight fiscal quarters.

Table No. 2 OTC Bulletin Board Common Shares Trading Activity US Dollars
Period
Ended				- Sales -
Quarterly	Volume	High	Low	Closing
6/30/2017	575,600	$0.33	$0.25	$0.27
3/31/2017	2,219,600	0.31	0.19	0.30
12/31/2016	963,500	0.31	0.22	0.24
9/30/2016	729,000	0.32	0.20	0.30
6/30/2016	569,000	0.38	0.25	0.27
3/31/2016	706,800	0.30	0.16	0.29
12/31/2015	1,128,100	0.27	0.14	0.19
9/30/2015	641,900	0.35	0.16	0.17

Holders

The Company's common shares are issued in registered form and the following information is taken from the records of Computershare (located in Vancouver, British Columbia, Canada), the registrar and transfer agent for the common shares.

On 8/19/2017, the Company’s shareholders’ list showed 53,684,926 common shares outstanding and 139 registered shareholders with: 7,513,669 shares owned by 38 registered shareholders/depositories resident in Canada, 16% of the total; 40,293,657 shares owned by 100 registered shareholders/depositories resident in the United States; and 100 shares owned by one shareholder in one other country.

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

Use of Proceeds From Sales of Securities is for working capital

Recent Sales of Unregistered Securities

The Company relied on the exemptions from registration under Regulation S for the following private placements of securities to only Canadian residents:

Fiscal 2011: 40,000 shares at US$0.09 per share = US$3,600

Fiscal 2012: None

Fiscal 2013: None

Fiscal 2014: 100,000 shares at US$0.097 per share = US$9,700

Fiscal 2015:  3,252,500 share at US $0.10 per share = US$325,250

Fiscal 2016:  None

Fiscal 2017:  1,077,500 shares at US $0.097 per share = US$104,518; issued 2,400,000 shares through conversion of convertible debt (US $0.10 per share) and received = US$240,000 on the exercise of 2,400,000 warrants included in the units issued on the conversion.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data as shown in the following table for the Company for Fiscal 2017/2016 Ended June 30th was derived from the consolidated financial statements of the Company that have been audited by Dale Matheson Carr-Hilton Labonte, LLP (current year), as indicated in their auditor’s report included elsewhere in this Annual Report  and BDO Canada LLP, Chartered Accountants (prior year).  Selected financial data as shown in the following table for the Company for Fiscal 2016/2015/2014/2013 is derived from the Company's audited consolidated financial statements, not included herein.

The information presented below should be read in conjunction with following “Management’s Discussion and Analysis” and with the consolidated financial statements and other financial data included elsewhere in this Annual Report.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the near future.

Table No. 3 Selected Financial Data ($ in 000’s, except per share data)
	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	6/30/2017	6/30/2016	6/30/2015	6/30/2014	6/30/2013

Sales Revenue	$9,156	$9,527	$8,434	$8,054	$5,995
License Fee Royalties	$248	$88	$38	$100
Net Income (Loss)	$492	$317	$702	$586	($59)
Income (Loss) per Share	$0.01	$0.01	$0.02	$0.01	$0.00
Diluted Earnings per Share	$0.01	$0.01	$0.01	$0.01	$0.00
Dividends Per Share	Nil	Nil	Nil	Nil	Nil

Wtg. Avg. Shares (000)	50,291	47,807	44,992	44,504	44,455
Dil. Wtg. Avg. Shares (000)	50,291	52,308	51,754	46,272	44,455
Period-end Shares O/S	53,685	47,807	47,807	44,555	44,455

Working Capital	$1,843	$1,075	$1,208	$586	($112)
Long-Term Debt	$0	$0	$240	$552	$612
Capital Lease Obligations	$0	$40	$89	$135	$206

Capital Stock	$16,584	$15,934	$15,934	$15,479	$15,464
Shareholders’ Equity	$5,336	$4,259	$3,942	$2,915	$2,254
Total Assets	$5,852	$5,458	$4,925	$4,317	$3,922

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Equity Financing Timeline

Fiscal 2011:  40,000 shares at US$0.09 per share = US$3,600

Fiscal 2012:  US$200,000 from the issuance of convertible debentures

Fiscal 2013:  US$40,000 from the issuance of convertible debentures

Fiscal 2014:  100,000 shares at US $0.097 per share = US$9,700

Fiscal 2015:  3,252,500 shares at US $0.10 per share = US$325,250

Fiscal 2017:  1,077,500 shares at US $0.097 per share = US$104,518; US$240,000 on the exercise of 2,400,000 warrants included in the units issued on the conversion.

Fiscal 2017 Ended 6/30/2017

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

Sales revenue reported for the fiscal period ending June 30, 2017 was down slightly by 4% to $9,155,528 in comparison to $9,527,052 generated in the same fiscal period in 2016. Total sales volume, as measured by surface volume of product shipped, was 25,639,608 sq. ft.  This is a 4% increase from the 24,657,648 sq. ft. shipped during the previous year.

Shipments into the Residential Roof Deck, Wall Assembly, and Structural Insulated Panel Market Sectors (LP FlameBlock) during the fiscal year increased 18% over shipments in fiscal 2016.  Sales into the Commercial Modular Market (FR Deck Panel) decreased 46% in comparison to the previous year.

The following is a summary of sales for the past two fiscal years ending June 30:

	June 30, 2017	June 30, 2016

Treatment Services	$ 7,904,712	$ 7,591,125
Substrate	984,688	1,454,980
Freight and Miscellaneous	266,128	480,947
	$ 9,155,528	$ 9,527,052

License Fees	-	-
Royalties	248,204	87,500
	$ 9,403,732	$ 9,614,552

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

Barrier and LP conduct business guided by a Supply Agreement.   In August 2015, the existing Supply Agreement was extended until December 31, 2019.  In addition, in August 2015, Barrier granted a license to LP for the manufacture and distribution of Pyrotite® products in a plant in Clarke County Alabama. This license agreement will provide an additional revenue stream for Barrier.  LP held a ground breaking celebration in early January 2016 for the new FlameBlock OSB Sheathing line at their Clarke County Alabama location.  The Clarke County Alabama facility began production in November 2016.  In July 2017, the Company entered into an agreement to combine with LP.  The transaction is subject to the approval of the Barrier shareholders and satisfaction of customary conditions, including court approval and is expected to close early October 2017.

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

License fee royalties for the period increased to $248,204 from $87,500.  This is due to increased manufacturing and license fees receivable from Barrier’s license agreement in the southern U.S.

Gross profit for the fiscal period was $1,448,321 vs. $1,427,755 in the previous year. The gross margin, as a percentage of sales revenue, increased to 16% in the current fiscal year from 15% in the prior year.  There was a significant decline in sales volumes the last quarter of the fiscal year as the facility in Clarke County Alabama was fully operational and orders were being split between both facilities.  In the near term, gross margins are anticipated to improve based on increased over-all sales of FlameBlock sales to allow both plants to operate at full production efficiency.

Cost of sales decreased to $7,955,411 in 2017 from $8,186,797 in Fiscal 2016.  The decrease is attributable to the slight decrease in volume produced.  Manufacturing efficiency as measured by the average cost per square foot of production was $0.31 in comparison to $0.33 during the prior year fiscal reporting period.

Substrate cost and materials/labor were the major expenses in this category.  Substrate accounted for $991,524 for the fiscal year versus $1,453,606 in the same period last year. Materials and labor accounted for an additional $5,592,326 in the twelve month period in 2016 versus $5,230,859 in 2016.

Depreciation on plant and equipment is included in cost of sales category. Depreciation, which has non-cash impact on Barrier’s actual cash flow, decreased year-to-date from $342,734 in 2016 to $287,422.  The expense reflects scheduled depreciation of the newer manufacturing line equipment and building expansion.

Administrative expenses for Fiscal 2017 decreased to $986,207 from $1,083,256 in the prior year.  The administrative costs per sq. ft. were $0.038 for the fiscal year which was lower than the $0.044 reported in Fiscal 2016.

Accounting and Audit Fees increased from $86,498 to $91,704.  A significant portion of the cost for accounting services are involved with the annual audit of Barrier’s fiscal year-end financial statements.

Insurance costs have increased from $87,082 to $101,356.  The difference is due to annually adjusted premiums based on larger sales volume estimates from the prior year.

Legal fees decreased from $57,813 in Fiscal 2016 to $34,277 in Fiscal 2017.  Legal fees were expended on activities in support of developing strategic partners and technology licensees, the year-end Annual General Meeting, as well as in monitoring and protecting Pyrotite® patents and trademarks.

Barrier has two US patents, a patent in Australia, and a patent in Canada. These patents protect the manufacturing and process technology utilized in the production of fire-rated sheathing products utilizing Pyrotite®.

Sales, marketing, and investor relations expenses increased slightly from $34,481 to $36,962 for the year. During the year, there were sales trips directly related to the expansion of product markets.

Barrier’s cost for sales and marketing will remain at relatively low levels compared to sales volumes as our partners, LP and ABC Supply Co., perform the majority of those functions themselves.  Barrier remains active in a support role by providing necessary technical sales support but most of the day to day market and sales development activities are already being performed by the capable sales and marketing staff of LP and ABC Supply Co. resulting in improved sales but also lower costs for Barrier.

Wages and management fees decreased to $597,555 from $705,210.  The decrease in wages and management fees is attributed to the 2016 Board of Director remuneration for the execution of the Louisiana-Pacific Corporation Technology License Agreement that was in the prior year.

Operating Income of $462,114 is being reported for the fiscal period ending June 30, 2017, vs. $344,499 that was reported for the same period last year.

The increase in operating income is a result of higher production efficiencies during period and the increase in royalty revenue.  Its Barrier’s fundamental belief that increased sales volume coupled with an intense focus on manufacturing efficiency is the best pathway to long-term profitability and expansion.  New products will be the driver for such long-term expansion in sales.

Other items include income and costs not directly related to business operations.  Other income items reported during the fiscal year herein includes interest/other income of $1,960.  To compare, for the same reporting period last year there was interest/other income of $12,256.

Interest on Long Term Debt has decreased from $31,750 to $17,753. During the reporting period, the convertible debentures were converted to common stock of the company.  There is no outstanding long-term debt as of the reporting date.

Income taxes During the current period, Barrier paid $15,882 in income tax.  As well, during the current period, the Company recognized a deferred income recovery of $62,000 (2016: deferred tax expense of $8,000) related to the change in value of the Company’s tax assets and liabilities.

Net Income.  Net income of $492,439 is being reported for the fiscal period ending June 30, 2017, whereas in the same period in 2016, net income of $317,005 was reported.

Barrier remains focused on cutting costs and improving efficiencies wherever it can.  This includes operating the manufacturing line with maximum efficiency. Keeping a vigilant handle on costs will help keep operational costs as low as possible and enable financial improvements to continue and at lower volumes than previously possible.

Summary of Quarterly Results.  The following is a summary of the Company’s financial results for the nine most recently completed quarters:

	Jun 30 2017	Mar 31, 2017	Dec 31, 2016	Sept 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sept 30, 2015
Volume shipped (MSF)	4,424	7,137	7,572	6,507	6,555	7,229	5,712	5,162
Total Revenues (000)	$1,762	$2,449	$2,717	$2,476	$2,558	$2,628	$2,295	$2,134
Operating Income(loss) (000)	$(27)	$145	$344	$0	$111	$111	$141	$(19)
Net income (loss) (000)	$35	$128	$336	$(7)	$107	$104	$133	$(27)
EPS (Loss) Per Share	$(0.00)	$0.00	$0.01	$(0.00)	$0.00	$0.00	$0.00	$(0.00)

Selected Annual Information

	2017	2016
Total Revenue	$9,403.7	9,614.6
Net income (loss)	$492.4	$317.0
Per share	$0.01	$0.01
Per share, fully diluted	$0.01	$0.01
Total assets	$5,852.0	$5,457.9
Total long-term financial liabilities	$Nil	$27.0
Cash dividends declared per share	Nil	Nil

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

Financial position & financings

Barrier ended the fiscal year with a working capital surplus (current assets less current liabilities) of $1,843,091.  Operating cash flow was $351,059 in comparison to $720,317 for the year ended June 30, 2016.

Barrier has a short term revolving line of credit ($500,000) at the local Farmers State Bank of Watkins, in Watkins, Minnesota.  As of June 30, 2017 the balance owing on the revolving line of credit was $0 leaving an additional $500,000 available for use.

Investing activities resulted in net cash outflow of $507,536 in the current period in comparison to a net cash outflow of $547,090 in the prior year.  The cash outflow was the result of the acquisition of plant and equipment capital improvements.

Financing activities resulted in net cash inflow of $304,378 in the current year compared to a net cash outflow of $48,739 for last year.  The cash inflow resulted from the exercise of stock options and the conversion of the warrants associated with the convertible debt.

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

Current and Future Financing Needs

At June 30, 2017, the current cash and cash equivalents totaled $1,076,841 and there was $500,000 in available funds to draw on the revolving credit facility.  Over the next twelve months, the Company anticipates that the operation of business will produce an average monthly operating cash flow of $60,000 for a total of $720,000 for the 2018 fiscal year.  In addition, over the next 12 months, the Company is required to make payments totaling $515,958 in respect of accounts payable outstanding as at June 30, 2017.  Based on the foregoing, management believes there will be sufficient cash to maintain operations for the next 12 months if the proposed acquisition with Louisiana-Pacific does not proceed.

Related Party Transactions

During the year ended June 30, 2012, the Company approved the issuance of two convertible debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures bore interest at 12% per annum, payable quarterly, and are collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes were convertible into units of the Company at a price of $0.10 per unit.  Each unit consisted of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date.  During the fiscal year ended June 30, 2017, the Company incurred interest charges of $15,948, respectively (2016:  $28,800) on these convertible debentures.  On January 20, 2017, the convertible debentures were converted to units of the Company and corresponding warrants were issued.  The warrants were also exercised in full.

Capitalization

Authorized:  100,000,000 common shares without par value.

Issued as of June 30, 2017:  53,684,926 common shares at $16,584,133

Issued as of Sept 14, 2017:  53,684,926 common shares at $16,584,133

There are no options outstanding.

Other Matters

As at June 30, 2017 the Company did not have any off-balance sheet arrangements to report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of International Barrier Technology Inc.

We have audited the accompanying consolidated balance sheet of International Barrier Technology Inc. as of June 30, 2017 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2017 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

September 28, 2017

BDO

Tel: 604 688 5421
Fax: 604 688 5132
www.bdo.ca

BDO Canada LLP
600 Cathedral Place
925 West Georgia Street
Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
International Barrier Technology Inc.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Barrier Technology Inc. at June 30, 2016 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ BDO CANADA LLP

Chartered Professional Accountants
Vancouver, Canada

September 28, 2016

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

INTERNATIONAL BARRIER TECHNOLOGY, INC. CONSOLIDATED BALANCE SHEETS June 30, 2017 and June 30, 2016 (Stated in US Dollars)

ASSETS		June 30,	June 30,
		2017	2016

Current
Cash and cash equivalents		$ 1,076,841	$ 928,940
Accounts receivable		246,253	570,266
Inventory - Note 3		988,725	673,868
Prepaid expenses and deposits		47,230	66,011
Total Current Assets		2,359,049	2,239,085
Property, plant and equipment - Note 4		3,438,946	3,218,832
Deferred income taxes – Note 8		54,000	-
Total Assets		$ 5,851,995	$ 5,457,917

LIABILITIES
Current
Accounts payable and accrued liabilities		$ 515,958	$ 860,697
Obligation under capital leases		-	13,151
Deferred revenue		-	50,000
Convertible debentures - Note 5		-	240,000
Total Current Liabilities		515,958	1,163,848
Deferred income taxes – Note 8		-	8,000
Obligation under capital leases		-	26,989

Total Liabilities		515,958	1,198,837

STOCKHOLDERS' EQUITY
Common Stock - Note 6
Authorized:
Unlimited common shares without par value
Issued:
53,684,926 common shares (June 30, 2016: 47,807,426)		16,584,133	15,934,256
Additional paid-in capital		1,443,924	1,509,283
Accumulated deficit		(12,692,020)	(13,184,459)

Total Stockholders' Equity		5,336,037	4,259,080

Total Liabilities and Stockholders' Equity		$ 5,851,995	$ 5,457,917

APPROVED BY THE BOARD OF DIRECTORS

"David Corcoran"		"Victor Yates"
David Corcoran	Director	Victor Yates	Director

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. CONSOLIDATED STATEMENT OF OPERATIONS June 30, 2017 and 2016 (Stated in US Dollars)

	June 30,

	2017	2016

Sales - Note 9	$ 9,155,528	$ 9,527,052
License Fee and Royalty Income	248,204	87,500
Cost of Sales	7,955,411	8,186,797

Gross Profit	1,448,321	1,427,755

Expenses
Accounting and audit fees	91,704	86,498
Filing Fees	26,632	27,566
Insurance	101,356	87,082
Bank charges and interest	232	193
Legal fees	34,277	57,813
Office and miscellaneous	82,973	69,599
Sales, marketing, and investor relations	36,962	34,481
Telephone	10,148	11,408
Transfer agent fees	4,368	3,406
Wages and management fees	597,555	705,210

Total Administrative Expenses	986,207	1,083,256

Operating Income	462,114	344,499

Other income	1,960	12,256
Interest on long-term obligations	(17,753)	(31,750)

Total Other Expense	(15,793)	(19,494)

Net income before taxes	446,321	325,005
Provision for income taxes – Note 8
Current	(15,882)	-
Deferred	62,000	(8,000)
Total income tax expense	46,118	(8,000)
Net income for the year	$ 492,439	$ 317,005

Basic and diluted income per share	$ 0.01	$ 0.01

Weighted average number of shares outstanding:

Basic	50,290,871	47,807,426
Diluted	50,290,871	52,308,274

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY June 30, 2017 and 2016 (Stated in US Dollars)

	Common Stock
			Additional
	Issued	Amount	Paid-in	Accumulated
	Shares		Capital	Deficit	Total

Balance, June 30, 2015	47,807,426	15,934,256	1,509,283	(13,501,464)	3,942,075
Net income for the year	-	-	-	317,005	317,005

Balance, June 30, 2016	47,807,426	15,934,256	1,509,283	(13,184,459)	4,259,080

Exercise of options (at $0.097)	1,077,500	104,518	-	-	104,518
Fair value of stock options exercised	-	65,359	(65,359)	-	-
Conversion of convertible debenture	2,400,000	240,000	-	-	240,000
Exercise of warrants (at $0.10)	2,400,000	240,000	-	-	240,000

Net Income for the year	-	-	-	492,439	492,439

Balance, June 30, 2017	53,684,926	$ 16,584,133	$ 1,443,924	$ (12,692,020)	$ 5,336,037

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS June 30, 2017 and 2016 (Stated in US Dollars)

	June 30,
	2017	2016

Operating Activities
Net income for the year	$ 492,439	$ 317,005
Items not involving cash:		-
Deferred income tax expense (recovery)	(62,000)	8,000
Depreciation - plant and equipment	287,422	342,734
Changes in non-cash working capital balances related to operations:
Accounts receivable	324,013	(164,407)
Inventory	(314,857)	(33,649)
Prepaid expenses and deposits	18,781	(6,132)
Accounts payable and accrued liabilities	(344,739)	206,766
Deferred Revenue	(50,000)	50,000

Net cash provided by operating activities	351,059	720,317

Cash Flows provided by (used) in Financing Activities
Issuance of Common Shares	344,518	-
Decrease in obligations under capital lease	(40,140)	(48,739)
Net cash provided by (used in) financing activities	304,378	(48,739)

Cash Flows used in Investing Activities
Acquisition of equipment	(507,536)	(547,090)
Net cash used in investing activities	(507,536)	(547,090)

Increase in cash and cash equivalents during the period	147,901	124,488

Cash and cash equivalents, beginning of the period	928,940	804,452

Cash and cash equivalents, end of the period	$ 1,076,841	$ 928,940

Supplemental Cash Flow Information
Cash paid for interest	$ 17,753	$ 31,750

Cash paid for income taxes	$ 15,882	$ 1,800

SEE ACCOMPANYING NOTES

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

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

The Company was incorporated under the British Columbia Company Act and is publicly traded on the TSX Venture Exchange (“TSX-V”) in Canada and the OTC Bulletin Board in the United States of America.

Note 2

Significant Accounting Policies

The preparation of financial statements in accordance with United States generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuations, asset impairment, derivative liability, stock based compensation and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

a)

Principles of Consolidation

These consolidated financial statements include the accounts of International Barrier Technology Inc. (“the Company”) and its wholly-owned subsidiaries, Pyrotite Coatings of Canada Inc., a Canadian company and Barrier Technology Corporation (“Barrier”), a US company.  All inter-company transactions and balances have been eliminated on consolidation.

b)

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and an original maturity of three months or less on the purchase date to be cash equivalents.

c)

Inventory

Inventory is valued at the lower of FIFO (first-in, first-out) and net realizable value.  In addition, items such as abnormal amounts of idle facility expense, freight, handling and waste material are recognized as current period charges rather than in inventory value.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

d)

Plant and Equipment, Trademark and Technology Rights and Depreciation

Plant and equipment and trademark and technology rights are recorded at cost.  Depreciation is provided as follows:

Manufacturing equipment	straight line over estimated useful lives ranging from 5 years to 30 years.
Equipment and furniture	20%- declining balance
Computer equipment	30% - declining balance
Railroad spur	4% - declining balance
Equipment under capital lease	20% - declining balance
Building under capital lease	straight line over 20 years

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

June 30, 2017 and 2016

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

h)

Research and Development Costs

Research and development costs are expensed in the year in which they are incurred.

i)

Basic and Diluted Income (Loss) per Share

Earnings or loss per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average number of all potentially dilutive shares of common stock that were outstanding during the periods presented. There were no potentially dilutive equity instruments outstanding at June 30, 2017 (June 30, 2016: - 5,877,500)

The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options and share purchase warrants, which assumes that any proceeds received from the exercise of in-the-money stock options and share purchase warrants, would be used to purchase common shares at the average market price for the period.

EPS for convertible debt is calculated under the “if-converted” method. Under the if converted method, EPS is calculated as the more dilutive of EPS (i) including all interest (both cash interest and non-cash discount amortization) and excluding all shares underlying the Company’s convertible debentures or; (ii) excluding all interest and costs directly related to the convertible debt (both cash interest and non-cash discount amortization) and including all shares underlying the convertible debt. During the year ended June 30, 2016, diluted EPS was calculated by excluding interest related to the convertible debentures and including the shares underlying their conversion.

The basic and diluted income per share for the years ended June 30, 2017 and June 30, 2016 were calculated as follows:

	2017	2016
Basic
Numerator
Net income	$492,439	$317,005
Denominator
Weighted average common shares outstanding	50,290,871	47,807,426

Basic net income per share	$0.01	$0.01

Diluted
Numerator
Net income	$492,439	$317,005
Convertible debt interest	-	28,800
Net income for diluted income per share calculation	$492,439	$345,805
Denominator
Weighted average common shares outstanding	50,290,871	47,807,426
Potential share issuances
Common share options	-	659,860
Common share warrants	-	1,440,988
Convertible debenture conversion	-	2,400,000

Weighted average diluted common shares outstanding	50,290,871	52,308,274

Diluted net income per share	$0.01	$0.01

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

j)

Fair Value Measurements

The book value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short term maturity of those instruments. At June 30, 2016, based on borrowing rates that were available to the Company under similar terms, the book value of  capital lease obligations approximated their fair value. The fair value hierarchy under US GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

During the year, the convertible debentures were converted to equity units at a conversion price of $0.10  per equity unit (Notes 5 and 6).  At June 30, 2016, the convertible debentures had a fair value of $729,323.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).  There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended June 30, 2017 and 2016.

k)

Accounts Receivable and Concentrations of Credit Risk

The Company grants credit to its customers in the normal course of business. Trade receivables are typically non-interest bearing and are initially recorded at cost. Sales to the Company’s recurring customers are generally made on open account terms. Past due status of customer accounts is determined based on how recently payments have been received in relation to payment terms granted. Credit is generally extended based upon an evaluation of each customer’s financial condition, with terms consistent in the industry and no collateral required. Losses from credit sales are provided for in the financial statements and consistently have been within the allowance provided. The allowance is an estimate of the ability to collect accounts receivable based on an evaluation of specific customer risks along with additional reserves based on historical and probable bad debt experience. Amounts are written off against the allowance in the period the Company determines that the receivable is uncollectible. The Company has not recorded an allowance for doubtful accounts against its accounts receivable in each of the years ended June 30, 2017 and June 30, 2016.

l)

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition”, which requires that: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed and determinable, and (iv)collection is reasonably assured. The Company recognizes revenue when the building supplies have been shipped.

Revenue for LP® FlameBlock Fire-Rated OSB Sheathing includes only the charges for treatment services, not the underlying OSB substrate or outbound freight as the customer supplies its own OSB Substrate and contracts for its own outgoing freight.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

l)

Revenue Recognition – (cont’d)

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

Royalty Revenue

Royalty revenue from sales of products is generally recognized when received or earned in accordance with the terms of the license fee agreements.

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

Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued,  whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of paying with or using equity based instruments. The cost of the stock-based payments to non-employees that is fully vested and non-forfeitable as at the grant date is measured and recognized at that date.

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

June 30, 2017 and 2016

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

o)

Recently Issued Accounting Pronouncements

In May 2014 and May 2016, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, respectively. These updates clarify the principles for recognizing revenue and develop a common revenue standard for US GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The effective date of ASU 2014-09 and ASU 2016-12 will be for annual periods, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for periods beginning after December 15, 2016. The Company is currently evaluating the impact that the implementation of this standard will have on the financial statements and footnote disclosures.

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

Note 3

Inventory

	June 30, 2017	June 30, 2016

Raw materials	$ 375,046	$ 396,271
Finished goods	613,679	277,597

	$ 988,725	$ 673,868

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Stated in US Dollars)

Note 4

Property, Plant and Equipment

		June 30, 2017
		Accumulated
	Cost	Depreciation	Net
Manufacturing Equipment	$ 4,451,378	$ 2,441,625	$ 2,009,753
Equipment and Furniture	47,801	35,297	12,504
Computer Equipment	30,032	30,032	-
Equipment	206,442	102,292	104,150
Land	54,498	-	54,498
Building	2,728,164	1,497,522	1,230,642
Railroad Spur	94,108	66,709	27,399
Total Equipment and Property	$ 7,612,423	$ 4,173,477	$ 3,438,946

		June 30, 2016
		Accumulated
	Cost	Depreciation	Net
Manufacturing Equipment	$ 4,193,670	$ 2,297,732	$ 1,895,938
Equipment and Furniture	44,110	33,480	10,630
Computer Equipment	30,032	30,032	-
Equipment	93,290	72,252	21,038
Land	54,498	-	54,498
Building	2,521,963	1,371,588	1,150,375
Railroad Spur	94,108	62,941	31,167
Subtotal Equipment and Property	$ 7,031,671	$ 3,868,025	$ 3,163,646

Assets under Capital Lease
Equipment	$ 73,216	$ 18,030	$ 55,186
Subtotal Assets under Capital Lease	73,216	18,030	55,186
Total Property, Plant and Equipment	$ 7,104,887	$ 3,886,055	$ 3,218,832

During the year ended June 30, 2017, the Company recorded depreciation expense of $287,422 (2016: $342,734) on its property, plant and equipment. This amount is included in cost of sales in the Statement of Operations.

Note 5

Convertible Debenture

During the year ended June 30, 2012, the Company approved the issuance of two convertible promissory debentures to a director and a company controlled by a director in the amount of $300,000.  The debentures bore interest at 12% per annum, payable quarterly, and were collateralized by a third charge over the Company’s plant and equipment as well as a charge against the Company’s patents.  At any time, the notes were convertible into units of the Company at a price of $0.10 per unit.  Each unit consisted of one common share and one common share purchase warrant entitling the holder the right to purchase one additional share for $0.10 for a period of two years from the conversion date.  On January 20, 2017, the convertible debentures were converted to 2,400,000 shares and the corresponding warrants were also exercised for 2,400,000 shares (Note 6).  During the year, the Company incurred interest charges of $15,948 (2016:  $28,800) on these convertible debentures.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Stated in US Dollars)

Note 6

Common Stock

a)

Equity Transactions

On August 2, 2016, the Company issued 1,077,500 common shares pursuant to the exercise of options at an exercise price of $0.097 per share.

On January 20, 2017, the Company issued 2,400,000 equity units pursuant to the conversion of convertible debentures totalling $240,000 at the contracted conversion price of $0.10 per equity unit. Each unit consisted of one common share and one common share purchase warrant exercisable at $0.10 for a period of two years.

On January 20, 2017, the Company issued 2,400,000 common shares pursuant to the exercise of 2,400,000 share purchase warrants at an exercise price of $0.10 per warrant for total proceeds of $240,000.

b)

Escrow:

At June 30, 2017, there are 48,922 (2016 – 48,922) common shares held in escrow by the Company’s transfer agent, the release which is subject to the approval of the regulatory authorities. Subsequent to June 30, 2017, all of these shares held in escrow were released by the Company.

c)

Commitments:

Stock-based Compensation Plan

In November 2005, the Company continued its rolling stock option plan (“the 2005 Rolling Plan”).  The 2005 Rolling Plan provides for the granting of stock options to selected directors, officers, employees or consultants in an aggregate amount of up to 10% of the issued and outstanding common shares of the Company.  Under the 2005 Rolling Plan, the granting of stock options, exercise prices and terms are determined by the Company's Board of Directors. Options granted to non-executive employees and consultants typically vest in stages over various periods of time while options granted to Directors and executive employees vest immediately upon their grant. The exercise price shall not be less than the Discounted Market Price, which is defined as the last closing price of the common shares before the date of the grant less an applicable discount, as allowed by the regulatory authorities. Options granted under the 2005 Rolling Plan may not exceed a term of 5 years unless the Company achieves classification as a “Tier 1 “issuer in accordance with the policies of the TSX, in which case, the options may be granted for a maximum term of 10 years.

A summary of the status of the Company’s share purchase option plan as of June 30, 2017 and 2016 and changes during the years ending on those dates is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding and Exercisable, June 30, 2016	1,077,500	$ 0.097
Exercised	(1,077,500)	$ 0.097
Outstanding and Exercisable, June 30, 2017	-	$ -

At June 30, 2017, the Company has no outstanding options.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Stated in US Dollars)

Note 7

Research and Development Costs

Research and development expense, included in cost of sales, consists of the following for the years ended June 30, 2017 and 2016.

	June 30, 2017	June 30, 2016

Testing Services	$ 26,351	$ 41,644

Note 8

Income Taxes

For financial reporting purposes, income from operations before taxes includes the following:

	June 30, 2017	June 30, 2016
U.S.	$ 509,960	$ 673,694
Non U.S.	(63,639)	(348,689)
	$ 446,321	$ 325,005

The components of  income tax benefit (provision) are as follows:

	June 30, 2017	June 30, 2016
Current expense
U.S.	$ 15,882	$ -
Non U.S.	-	-
	$ 15,882	$ -

The provision for income taxes differs from the amount established using the Canadian statutory income tax rate (26%) as follows:

	June 30, 2017	June 30, 2016
Deferred expense (recovery)
U.S.	$ (62,000)	$ 8,000
Non U.S.	-	-
	$ (62,000)	$ 8,000

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Stated in US Dollars)

Note 8

Income Taxes – (cont’d)

The tax effects of the temporary differences that give rise to the Company’s estimated deferred tax assets and liabilities are as follows:

	June 30, 2017	June 30, 2016
Income tax expense at statutory rate	$ 129,000	$ 85,000
Foreign income taxed at foreign statutory rate	44,000	44,000
Expiry of loss carryforward	-	26,000
Permanent differences	(16,000)	(3,000)
Effect of foreign exchange	70,000	-
Impact of under (over) provision in prior year	(249,000)	55,000
Change in valuation allowance	(40,000)	(199,000)
Net deferred tax asset expense (recovery)	$ (62,000)	$ 8,000

As at June 30, 2017, the Company had estimated net operating loss carry-forwards available to reduce taxable income in future years, which were incurred in the United States and Canada as follows:

	June 30, 2017	June 30, 2016
Deferred tax assets
Net operating losses	$ 832,000	$ 787,000
Property, plant and equipment - Canada	242,000	304,000
Expenses not currently deductible and other	30,000	20,000
Valuation allowance	(805,000)	(845,000)
Total deferred tax assets	$ 299,000	$ 266,000
Deferred tax liabilities
Property, plant and equipment - U.S.	(245,000)	(274,000)
Net tax deferred assets (liabilities)	$ 54,000	$ (8,000)

Year of Expiry	United States	Canada	Total
2026	$ -	$ 101,000	$ 101,000
2027	-	98,000	98,000
2028	-	91,000	91,000
2029	-	94,000	94,000
2030	457,000	93,000	550,000
2031	354,000	2,000	356,000
2032	69,000	239,000	308,000
2033	-	126,000	126,000
2034	-	186,000	186,000
2035	-	640,000	640,000
2036		167,000	167,000
2037		216,000	216,000

Total Net Operating Loss Carry-Forwards	$ 880,000	$ 2,053,000	$ 2,933,000

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Stated in US Dollars)

Note 8

Income Taxes – (cont’d)

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

Uncertain Tax Positions

The Company records liabilities related to uncertain tax positions in accordance with the guidance that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  At June 30, 2017, the Company does not have an accrual relating to uncertain tax positions.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

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

	June 30, 2017	June 30, 2016
Customer #1	88%	77%
Customer #2	12%	23%

The amounts receivable from each of these customers at June 30, 2017 is $159,638 and $80,845 respectively (2016:  $335,826 and $155,323 respectively).

The loss of either of these customers or the curtailment of purchases by such customers could have material adverse effects on the Company’s financial condition and results of operations.

INTERNATIONAL BARRIER TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

(Stated in US Dollars)

Note 10

Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the year ended June 30, 2017, the Company issued 2,400,000 equity units pursuant to the conversion of convertible debentures totalling $240,000 at the contracted conversion price of $0.10 per equity unit. Each unit consisted of one common share and one common share purchase warrant exercisable at $0.10 for a period of two years.

Note 11

Subsequent Event

The Company entered into an agreement with Louisiana-Pacific Canada Ltd. and Louisiana-Pacific Corporation (collectively, "LP"), pursuant to which LP has agreed to acquire all of the issued and outstanding common shares of the Company (the "Transaction").The Transaction will be implemented by way of plan of arrangement (the "Arrangement") under the Business Corporations Act (British Columbia). Pursuant to the Arrangement, each issued and outstanding common share of the Company will be transferred to LP in consideration for US$0.41 per common share, for a total purchase price of US$22 million. Upon completion of the Transaction, the Company will become a wholly-owned subsidiary of LP. The Arrangement is subject to applicable shareholder, court and regulatory approvals and the satisfaction of certain other closing conditions customary in transactions of this nature.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 21, 2017, the Company’s directors approved the dismissal of BDO Canada, LLP as the Company’s independent registered public accounting firm.. The Company has appointed Dale Matheson Carr-Hilton Labonte as its principal independent auditor.

BDO Canada LLP’s report on the company’s financial statements for the fiscal year ended June 30, 2016 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

During the company’s fiscal year ended June 30, 2016 and in the subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with BDO Canada LLP on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedures, which disagreement, if not resolved to the satisfaction of BDO Canada LLP , would have caused BDO Canada LLP to make reference to the subject matter of the disagreement in connection with its report.

During the company’s fiscal year ended June 30, 2016 and in the subsequent interim period through the date of appointment of Dale Matheson Carr-Hilton Labonte , the Company has  not consulted with Dale Matheson Carr-Hilton Labonte regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, nor has Dale Matheson Carr-Hilton Labonte provided to our company a written report or oral advice that Dale Matheson Carr-Hilton Labonte concluded was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue, other than in connection with carrying out the review procedures required under Appendix K of SEC Practice Section rules adopted by the Public Company Accounting Oversight Board (PCAOB). In addition, during such periods, our company has not consulted with Dale Matheson Carr-Hilton Labonte regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of June 30, 2017, and has concluded the disclosure controls and procedures were ineffective as discussed in greater detail below.  As of the date of this filing, the Company is still in the process of remediating such material weaknesses in its internal controls and procedures.

(b)  Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of its internal control over financial reporting as of June 30, 2017.

Based on its evaluation under the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, management with the participation of our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2017, due to the existence of a significant deficiency constituting a material weakness, as described in greater detail below.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In light of this material weakness, the Company performed additional post-closing procedures and analyses in order to prepare the consolidated financial statements included in this report. As a result of these procedures, the Company believes its consolidated financial statements included in this report present fairly, in all material respects, the financial position, results of operations and cash flows for the year ended June 30, 2017.

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

Material Weaknesses Identified

In connection with the preparation of the consolidated financial statements for the year ended June 30, 2017, management identified the following material weakness in internal control:

Our company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2018 assessment of the effectiveness of our internal control over financial reporting, should the acquisition arrangement with Louisiana Pacific not proceed.

Such remediation would entail enhancing the training and oversight of the accounting personnel responsible for non-routine transactions involving complex accounting matters and engaging the services of an independent consultant with sufficient expertise in income tax and complex US GAAP matters to assist us in the preparation of our financial statements.

(c)  Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of our fiscal year ended June 30, 2017 that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

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

Table No. 4 Directors and Executive Officers August 31, 2017
			Date of First
			Election or
Name	Position	Age	Appointment
David J. Corcoran (1)(4)	Director	70	July 1986
Michael D. Huddy (1)(2)	President/CEO/Director	65	February 1993
Melissa McElwee (5)	Chief Financial Officer	44	November 2012
Lindsey Nauen (3)	Corporate Secretary	65	December 2003
Victor A. Yates (1)(4)	Director	72	November 1987

(1)  Member of Audit Committee

(2)  Business Address: c/o Barrier Technology Inc. 510 4th Street North, Watkins, Minnesota, USA  55389

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

Board Meetings and Committees; Annual Meeting Attendance

During Fiscal 2017, the Board of Directors held three regularly scheduled meetings, and nine special and telephone meetings.  For various reasons, Board members may not be able to attend a Board meeting; all Board members are provided information related to each of the agenda items before each meeting, and, therefore, can provide counsel outside the confines of regularly scheduled meetings.  No director attended fewer than 75% of the aggregate of: (1) the total number of meetings of the Board of Directors, while he was a Director; and (2) the total number of meetings of committees of the Board of Directors on which the director served.  Directors are encouraged to attend annual meetings of our stockholder; all three directors physically attended the December 2016 annual shareholders meeting.

The attendance records of our Board members during Fiscal 2017 were:

Name	Board of Director Meetings	Audit Committee Meetings
David Corcoran	3 of 3	12 of 12
Michael Huddy	3 of 3	12 of 12
Victor Yates	3 of 3	12 of 12

Nominating Committee and Compensation Advisory Board

The Company does not have a Nominating Committee.  The entire Board of Directors is responsible for screening potential director candidates and recommending qualified candidates for nomination as members of the Board of Directors. In evaluating potential director candidates, the Board of Directors considers recommendations of potential candidates from incumbent directors, management and stockholders.  Any recommendation submitted by a stockholder to the Board of Directors must include the same information concerning the potential candidate and the stockholder, and must be received in the time frame described herein for the Calendar 2017 Annual meeting, should the potential acquisition arrangement with Louisiana Pacific not occur.

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

Audit Committee

The Company has an Audit Committee, which recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company’s audits, the Company’s internal accounting controls, and the professional services furnished by the independent auditors to the Company.  The current members of the Audit Committee are: David Corcoran, Mike Huddy and Victor Yates (independent).  The Audit Committee met monthly in Fiscal 2017 and has met three times during Fiscal 2018-to-date.

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

Further, Directors’ attendance at Annual Meetings can provide shareholders with an opportunity to communicate with Directors about issues affecting the Company.  The Company does not have a policy regarding director attendance, but all Directors are encouraged to attend the Annual Meeting of Shareholders.  All of our directors physically attended our Annual Meeting in December 2016.

ITEM 11.  EXECUTIVE COMPENSATION

Director Compensation

The Company compensated Directors for their service in their capacity as Directors, $750 per physical meeting up until the decision was made at the November 30, 2012 Annual General Meeting.  It was decided to discontinue this payment until further notice.  During the 2014 Annual Meeting, it was decided to reinstate this compensation.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  During the 2015 Annual General Meeting and after research on comparable compensation, it was decided to compensate the Board of Directors a $15,000 annual fee. The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During Fiscal 2017/2016/2015, Directors were paid $2,250, $3,000, and $1,500 for attending meetings, respectively. During the year ended June 30, 2016, each member of the Board of Directors was granted a $30,000 bonus for the execution of the LP Building Products License agreement.

Executive Officer Compensation

The following table sets forth the summary of compensation earned during Fiscal 2017 and Fiscal 2016 by the Company’s Chief Executive Officer and its other named Executive Officers.  The following table excludes Directors’ Fees paid to Executive Officers who are also Directors; refer to Table No. 6.

Table No. 5
Summary Compensation Table
Executive Officers
Name and Principal Positions	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Comp.	TOTAL
Michael Huddy President/CEO	2017 2016	$126,125 $126,100	Nil Nil	Nil Nil	$Nil $Nil	Nil Nil	Nil Nil	Nil Nil	$126,125 $126,100
Melissa McElwee Chief Financial Officer	2017 2016	$88,945 $84,860	$0 $30,000	Nil Nil	Nil $Nil	Nil Nil	Nil Nil	Nil Nil	$88,945 $114,860
Lindsey Nauen Corporate Secretary	2017 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$Nil $Nil

The determination of non-cash value of option awards is based upon the grant date fair value determined using either the binomial or Black-Scholes Option pricing model, details and assumptions of which are set out in Notes 2 and 7 to the consolidated financial statements included in this Annual Report.

Director Compensation

The following table sets forth the summary of compensation earned during Fiscal 2017 and Fiscal 2016 by the Company’s Directors.  For Executive Officers who are also Directors, this table includes only Directors Fees; refer to Table No. 5 for all other compensation for them.

Table No. 6
Summary Compensation Table
Directors
Director Name	Fiscal Year	Fees Earned or Paid In Cash	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Comp.	TOTAL
David Corcoran	2017 2016	$17,250 $33,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$0 $30,000	$17,250 $63,000
Michael Huddy	2017 2016	$17,250 $33,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$0 $30,000	$17,250 $63,000
Victor Yates	2016 2016	$17,250 $33,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$0 $30,000	$17,250 $63,000

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

Outstanding Equity Awards at Fiscal Year-End

The following table gives certain information concerning unexercised stock options; common stock that has not vested; and equity incentive plan awards for Executive Officers, Directors, Employees/Consultants outstanding as of the end of Fiscal 2017 Ended 6/30/2017.

Table No. 8
Outstanding Equity Awards at Fiscal Year-End
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Michael Huddy	Nil	Nil	Nil	$Nil	N/A
David Corcoran	Nil	Nil	Nil	$Nil	N/A
Victor Yates	Nil	Nil	Nil	$Nil	N/A
Melissa McElwee	Nil	Nil	Nil	$Nil	N/A
Employee/Consultants	Nil	Nil	Nil	$Nil	N/A

Option Exercises and Stock Vested

During Fiscal 2017 ended 6/30/2017, there were exercises of 1,077,500 stock options, no grants of stock options, and the Company made no stock awards.

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

Change of Control Remuneration

The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2017 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Executive Officer.

Bonus/Profit Sharing/Non-Cash Compensation

Except for the compensation outlined in Item 7, the Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is paid to the Company's Directors or Executive Officers.

Pension/Retirement Benefits

No funds were set aside or accrued by the Company during Fiscal 2017 to provide pension, retirement or similar benefits for Directors or Executive Officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

We have no long-term incentive plans.

The following table summarizes certain information regarding our equity compensation plan as at June 30, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Equity compensation plans approved by security holders	Nil	$Nil	5,368,492

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	Nil	$Nil

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

Table No. 9 Shareholdings of 5% Shareholders Shareholdings of Directors and Executive Officers August 31, 2017
Title		Amount and Nature	Percent
of	Name/Address of	of Beneficial	of
Class	Beneficial Owner	Ownership	Class #

Common	Carl Marks Group (1)	6,545,695	12.2%
Common	Michael Huddy	5,290,050	9.8%
Common	David Corcoran (2)	4,485,685	8.4%
Common	Victor Yates (3)	1,429,772	2.7%
Common	Melissa McElwee	557,150	1.0%
Common	Lindsay Nauen	0	0.0%
	Total Directors/Officers	11,762,657	21.9%

	TOTAL 5% and Directors/Officers	18,308,352	34.1%

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

(2)

   4,154,287 shares held indirectly through Corcoran Enterprises Ltd., a private company controlled by Mr. Corcoran. Excludes 1,986,434 shares owned by family members, where he disavows beneficial interest and does not have voting or disposition control.

(3)

   1,429,772 shares held indirectly through Continental Appraisal Ltd., a private company controlled by Mr. Yates.  Excludes 1,751,551 shares owned by family members, where he disavows beneficial interest  and does not have voting or disposition control.

# Based on 53,684,926 shares outstanding as of 8/31/2017.

Escrowed Common Shares

On 5/15/1987, the Company issued 296,500 shares of “Principal Escrow” common stock at CDN$0.01 per share.  Effective 11/24/2004, 124,530 of these shares were cancelled and returned to the treasury.  48,922 of these shares were still escrowed and outstanding, however as of July 31, 2017 those shares were released.  On 8/31/2017, there are no outstanding escrow shares.

Pursuant to a performance escrow agreement dated 2/24/1992 between the Company and certain escrow Shareholders (the “Escrow Agreement”), 48,922 common shares of the Company (the “Escrow Shares”) were held in escrow with Pacific Corporate Trust Company of Vancouver, British Columbia.  The Escrow Shares were held by Corcoran Enterprises Ltd. (“Corcoran”), a private company owned by David Corcoran, a director of the Company and Continental Appraisals Ltd. (“Continental”), a private company owned by Victor Yates, a director of the Company.

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

Table No. 10 Stock Options Outstanding August 31, 2017
There are no outstanding stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Corcoran, Administrator/Director

During the twelve months ended June 30, 2012, the Company issued a convertible debenture to a company controlled by Mr. Corcoran in the amount of $150,000. The Company was drawing on this debenture in tranches of between $10,000-50,000 and as of January 20th, 2017, the company had received $110,000 in respect of this debenture.  The debenture bore interest at 12% per annum and was secured by a third charge over the Company’s plant and equipment as well as charge against the Company’s patents.  At any time, the notes were convertible into units of the Company at a price of $0.10 per unit.  Each unit consisted of one common share and one common share purchase warrant entitling the holder thereof to purchase an additional share for $0.10 for a period of two years from the conversion date.  The convertible debenture and corresponding warrants were converted to shares on January 20, 2017.

Michael Huddy, President/CEO

During the twelve months ended June 30, 2012, the Company issued a convertible debenture to Mr. Huddy, director, in the amount of $150,000. The Company was drawing on this debenture in tranches of between $10,000-50,000 and as of January 20, 2017, the company had received $130,000 in respect of this debenture.  The debenture bore interest at 12% per annum and was secured by a third charge over the Company’s plant and equipment as well as charge against the Company’s patents.  At any time, the notes were convertible into units of the Company at a price of $0.10 per unit.  Each unit consisted of one common share and one common share purchase warrant entitling the holder thereof to purchase an additional share for $0.10 for a period of two years from the conversion date.  The convertible debenture and corresponding warrants were converted to shares on January 20, 2017.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional accounting services were rendered by Dale Matheson Carr-Hilton Labonte LLP for Fiscal 2017 and BDO Canada LLP for Fiscal 2016.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements incurred in the fiscal years ended 6/30/2017 and 6/30/2016 were $65,900 and $86,050 respectively.

Audit Related Fees

The Company incurred no audit related fees during fiscal years ended 6/30/2017 and 6/30/2016.

Tax Fees

The Company incurred no tax fees for the fiscal years ended 6/30/2017 and 6/30/2016 in respect of professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred no other fees during the last two fiscal years for services rendered by the Company’s principal accountant.

PART IV

ITEM 15.  EXHIBITS

a)

Financial statements filed with this report:

1)

CONSOLIDATED BALANCE SHEETS June 30, 2017 and June 30, 2016 (Stated in US Dollars)

INTERNATIONAL BARRIER TECHNOLOGY, INC. CONSOLIDATED STATEMENT OF OPERATIONS June 30, 2017 and 2016 (Stated in US Dollars)

INTERNATIONAL BARRIER TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY June 30, 2017 and 2016 (Stated in US Dollars)

INTERNATIONAL BARRIER TECHNOLOGY INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2017 and 2016 (Stated in US Dollars)

2)

Financial statement schedules filed with this report:  None.

3)

Management contracts or compensatory plans or arrangements:  None

b)

Exhibit	Description

3.	Articles of Incorporation/By-Laws: Incorporated by reference to Form 20-FR Registration Statement, as amended and Form 6-K’s.
4.	Instruments defining the rights of holders, incl. indentures --- Refer to Exhibit #3 ---
10.1	Material Contracts: Incorporated by reference to Form 20-FR Registration Statement, as amended and Form 6-K’s
10.2	Technology License Agreement dated August 19, 2015, incorporated by reference to Form 8-K on September 11, 2015
10.3	Technology License Agreement dated September 16, 2013, incorporated by reference to Form 10-K on September 28, 2015
10.4	Change of auditor announcement; incorporated by reference to Form 8-K on June 26, 2017
10.5	Agreement to combine with Louisiana-Pacific Corporation dated July 31, 2017, incorporated by reference to Form 8-K on August 3, 2017
10.6	Management circular and proxy information package; incorporated by reference to Form DEF 14A on August 31, 2017

10.7	Management circular and proxy information announced; incorporated by reference to Form 8-K on September 1, 2017
21.	Subsidiaries of the Registrant
23.1	Consent of Experts and Counsel: Consent of Auditor
23.2	Consent of Experts and Counsel: Consent of Auditor
31.	Rule 13a/15d-14(a) Certifications – Huddy
31.	Rule 13a/15d-14(a) Certifications – McElwee
32.	Section 1350 Certification – Huddy
32.	Section 1350 Certification – McElwee

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

International Barrier Technology Inc. --– SEC File #000-20412

Registrant

Dated: September 28, 2017 By /s/ Michael Huddy
Michael Huddy, President/CEO/Director

Dated: September 28, 2017 By /s/ Melissa McElwee
Melissa McElwee, CFO